Form 10-Q
period 2015-09-30
Makkanotti Group Corp.
filed 2015-11-03
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-204857

Makkanotti Group Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	3990	37-1765151
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Larnakos Avenue, 73, ap. 402, Nicosia, Cyprus 1046 (Address of principal executive offices)

+1 (407) 720-5503
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of November 3, 2015.

MAKKANOTTI GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of September 30, 2015 (Unaudited) and March 31, 2015	4

	Unaudited Statements of Operations for the three and six month period ended September 30, 2015 and three months period ended September 30, 2014 and from May 15, 2014 (interception) to September 30, 2014	5

	Unaudited Statement of Cash Flows for the six month period ended September 30, 2015 and from May 15, 2014 (interception) to September 30, 2014	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Makkanotti Group Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

 MAKKANOTTI GROUP CORP.

BALANCE SHEET

(UNAUDITED)

ASSETS
	September 30, 2015		March 31, 2015

CURRENT ASSETS
Cash	$17,899		$111
Prepaid expenses	$880		$4,380
Total current assets	18,779		4,491

Equipment, net of accumulated depreciation of $600	5,400		-

TOTAL ASSETS	$24,179		$4,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$1,250		$3,500
Loan payable - related party	$4,032	$
Total current liabilities	5,282		3,500

TOTAL LIABILITIES	5,282		3,500

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
6,940,000 and 5,000,000 shares issued and outstanding respectively	6,940		5,000
Additional Paid In Capital	17,460		-
Stock subscription receivable	-		(18)
Accumulated deficit	(5,503)		(3,991)
Total stockholders' equity	18,897		991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,179		$$4,491

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended	Six months ended	Three months ended	From Inception (May 15, 2014) to
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014

REVENUE	$2,500	$8,405	$-	$-

Cost of Sales	-	912	-	-

Gross Profit	2,500	7,493	-	-

OPERATING EXPENSES
General and administrative	4,176	9,005	-	-

Total operating expenses	4,176	9,005	-	-

Income (loss) before income taxes	(1,676)	(1,512)	-	-

Income tax provision	-	-	-	-

Net Income (loss)	$(1,676)	$(1,512)	$-	$-

Earning (loss) per share - basic and diluted	$(0.00)	$(0.00)	$-	$-

Weighted average number of shares outstanding - basic and diluted	5,481,087	5,241,858	-	-

The accompanying notes are an integral part of these d financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

		From Inception
	Six months ended	(May 15, 2014) to
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities:

Net Loss	$(1,512)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	600	-
Changes in operating assets and liabilities
Prepaid expenses	3,500	-
Accrued expenses	(2,250)	-
Net Cash used in Operating Activities	338	-

Cash Flows from Investing Activities:
Acquisition of equipment	(6,000)	-
Net Cash used in Investing Activities	(6,000)	-

Cash flows from Financing Activities:

Proceeds from issuance of common stock	19,418	-
Proceeds of loan from related party	4,032	-
Net Cash provided by Operating Activities	23,450	-

Net increase in cash	$17,778	$-
Cash at beginning of period	111	-
Cash at end of period	$17,899	$-

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Makkonotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

MAKKANOTTI GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated minimal revenues since inception and has an accumulated deficit of $5,503 at September 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the six months ended September 30, 2015 the Company borrowed $4,032 from its founder. The loan is non-interest bearing, has no set maturity date, and the Company intends to repay the loan as cash flow becomes available.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On March 16, 2015, the company issued a total of 5,000,000 common shares to its founder for a cash contribution of $4,982 in connection with a subscription agreement in the amount of $5,000. The difference between the subscription amount and the amount contributed has been recorded as a stock subscription receivable in the amount of $18. The subscription was received on April 30, 2015.

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share

There were 6,940,000 shares of common stock issued and outstanding as of September 30, 2015.

MAKKANOTTI GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 6 – CONCENTRATION

All of the revenues generated during three and nine month time ended September 30, 2015 was from one customer “Epidorpio Confectionery” Bakery.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 28, 2015, the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Makkonotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

Our product

The main product of the Company’s manufacturing process is a paper bag. Paper bags are generally used in all supermarkets, fruit kiosks, bakeries and cafe and other places and in everyday life. Grocery bags are ideal for carrying food products and are an environmentally friendly choice as they are made from recyclable materials. The Company on a development stage of business is planning to manufacture two types of paper bags, such as flat bottom paper bags and strung in the corner paper bags. Paper bags are used widely by children as tuck-shop bags or lunch bags, also in supermarkets for storing different kind of fruits and vegetables, in bakeries, café, and restaurants for packing food.

Paper food bag forming machine

We have purchased one paper food bag-forming machine RUITAI KTPM-A for $6,000 from Chinese company “Chinese Investment Services Company Limited”. This model is user-friendly and simple in operating. The regular preventive maintenance of the machine will be fulfilling by specialist, who we are planning to hire in the future.

Marketing of paper bags.

Our sole officer and director will be responsible for marketing of our products. The Company is planning to contact marketing specialist for promotion. Currently we do not any agreements with any marketing specialists. We intend to use marketing tools, such as web and newspaper advertisements, direct mailing, and phone calls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way.

Industry analysis

Makkanotti Group Corp. is planning to expand its business in the nearest municipalities, such as Lakatamia and Strovolos in Cyprus. In any city we plan to expand our operations to there are many different supermarkets, fruit kiosks, sweets kiosks and bakeries that may be interested in cooperation with the Company. We offer high-quality and inexpensive product, which can satisfy any client requirements. Besides such kind of distribution network we plan to sign agreements with distributors of similar products. We are planning to offer a commission from sales to our potential partners. We also plan to have a special section on our website for potential partners with examples of our products and offers for wholesale clients and partners.

Storage and delivery of paper bags

The product produced by Makkanotti Group Corp. does not require any storage facilities as it will be manufactured directly for each order. The number of demonstration samples will be kept is insignificant and does not require any special premises for storage. Our machines will be located at our leased premise in Nicosia, Cyprus. Term of manufacturing will depend on customer’s order.

Contracts and negotiation with customers

To the date the Company has entered into Agreement for Sale of Goods with “Epidorpio Confectionery” Bakery, who has agreed to buy our paper bags for packing its flour products. The Company is also planning to contact G.I. MONADIKON LTD www.monadikon.com, Qboo Bakehouse and The Xechoron Trading Company LTD in regard of future cooperation.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are in a development stage and currently have no employees, other than our sole officer and director.

Office

Our office located at Larnakos Avenue, 73, ap. 402, Nicosia, Cyprus 1046. Our phone number is +1 (407) 720-5503.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2015

Our revenues for the three and six months period ended September 30, 2015 were $2,500 and $8,405; Cost of Sales were $0 ( customer provided the company with raw materials), and $912, and Gross Profit was $ 2,500, and 7,493. During the three months period ended September 30, 2014 and from May 15, 2014 (interception) to September 30, 2014 we have not generated any revenue.

Our net losses for the three and six months period ended September 30, 2015  were $1,676 and $1,512 respectively. During the three months period ended September 30, 2014 and from May 15, 2014 (interception) to September 30, 2014 we did have any operations.

During the three and six months period ended September 30, 2015 our operating expenses were Accounting & Auditing Fees of $1,250 and $2,500; Bank Service Charges of 636 and $799; Depreciation Expense of $300, and $600; Legal Fees of $400, and $2,400; Regulatory filing fees of $930 and 1,686; Rent Expense of $660, and $1,320. We did not incur any expenses during the three months period ended September 30, 2014 and from May 15, 2014 (interception) to September 30, 2014

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2015

As at September 30, 2015, our total assets were $24,179. Total assets were comprised of current assets of cash $17,899 and prepaid expenses $880 and net Fixed assets $5,400.

As at September 30, 2015, our current liabilities were $5,282 comprised of accrued expenses of $1,250 and a loan from related party $4,032 and Stockholders’ equity of $18,897.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months period ended September 30, 2015, net cash flows provided by operating activities was $338

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended September 30, 2015, net cash flows used in investing activities was $6,000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months period ended September 30, 2015, cash flows provided by financing activities were $23,450 through the issuance of shares of $19,418 and a loan from related party of $4,032.

PLAN OF OPERATION AND FUNDING

The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties.

GOING CONCERN

The Company has generated minimal revenues since inception and has an accumulated deficit of $5,503 at September 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on November 3, 2015.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)