Form 10-Q/A
period 2015-09-30
Makkanotti Group Corp.
filed 2015-11-05
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

Ammendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of November 5, 2015.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in Form S-1 for the fiscal period ended March 31, 2015 filed with the SEC on August 25, 2015.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through  the date of these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on November 5, 2015.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)