Form 10-Q
period 2015-12-31
Makkanotti Group Corp.
filed 2016-02-04
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

+1 (407) 720-5503
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of February 4, 2016.

MAKKANOTTI GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of December 31, 2015 (Unaudited) and March 31, 2015	4

	Unaudited Statements of Operations for the three and nine month period ended December 31, 2015 and three months period ended December 31, 2014 and from May 15, 2014 (inception) to December 31, 2014	5

	Unaudited Statement of Cash Flows for the nine month period ended December 31, 2015 and from May 15, 2014 (inception) to December 31, 2014	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

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

 MAKKANOTTI GROUP CORP.

BALANCE SHEET

(UNAUDITED)

ASSETS
		December 31, 2015		March 31, 2015

CURRENT ASSETS
Cash		$6,343		$111
Prepaid expenses		$220 1,054		$4,380 -
Inventory	$		$
Total current assets		7,617		4,491

Equipment, net of accumulated depreciation of $900		7,242		-

TOTAL ASSETS		$14,859		$4,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses		$-		$3,500
Loan payable - related party		$4,032		$-
Total current liabilities		4,032		3,500

TOTAL LIABILITIES		4,032		3,500

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
6,940,000 and 5,000,000 shares issued and outstanding respectively		6,940		5,000
Additional Paid In Capital		17,460		-
Stock subscription receivable		-		(18)
Accumulated deficit		(13,573)		(3,991)
Total stockholders' equity		10,827		991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$14,859		$$4,491

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended	Nine months ended	Three months ended	From Inception (May 15, 2014) to
	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014

REVENUE	$-	$8,405	$-	$-

Cost of Sales	-	912	-	-

Gross Profit	-	7,493	-	-

OPERATING EXPENSES
General and administrative	8,070	17,075	-	-

Total operating expenses	8,070	17,075	-	-

Income (loss) before income taxes	(8,070)	(9,582)	-	-

Income tax provision	-	-	-	-

Net Income (loss)	$(8,070)	$(9,582)	$-	$-

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$-	$-

Weighted average number of shares outstanding - basic and diluted	6,940,000	5,809,964	-	-

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF CASH FLOWS

 (UNAUDITED)

		From Inception
	Nine months ended	(May 15, 2014) to
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities:

Net Loss	$(9,582)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	900	-
Changes in operating assets and liabilities:
Inventory	(1,054)
Prepaid expenses	4,160	-
Accrued expenses	(3,500)	-
Net Cash used in Operating Activities	(9,076)	-

Cash Flows from Investing Activities:
Acquisition of equipment	(8,142)	-
Net Cash used in Investing Activities	(8,142)	-

Cash flows from Financing Activities:

Proceeds from issuance of common stock	19,418	-
Proceeds of loan from related party	4,032	-
Net Cash provided by Financing Activities	23,450	-

Net increase in cash	$6,232	$-
Cash at beginning of period	111	-
Cash at end of period	$6,343	$-

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Makkanotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in Form S-1 for the fiscal period ended March 31, 2015 filed with the SEC on August 25, 2015.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

MAKKANOTTI GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated minimal revenues since inception and has an accumulated deficit of $13,573 at December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the nine months ended December 31, 2015 the Company borrowed $4,032 from its founder. The loan is non-interest bearing, has no set maturity date, and the Company intends to repay the loan as cash flow becomes available.

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

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share

There were 6,940,000 shares of common stock issued and outstanding as of December 31, 2015.

NOTE 6 – CONCENTRATION

All of the revenues generated during three and nine month time ended December 31, 2015 was from one customer “Epidorpio Confectionery” Bakery.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

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

GENERAL

Makkanotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

Our product

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

Equipment

We have purchased one paper food bag-forming machine RUITAI KTPM-A for $6,000 from Chinese company “Chinese Investment Services Company Limited”. This model is user-friendly and simple in operating. The regular preventive maintenance of the machine will be fulfilling by specialist, who we are planning to hire in the future.

Also in December 2015 we have bought one printing machine for $2,278.10 from the same Chinese company “Chinese Investment Services Company Limited”. It let us to make exclusive paper bags with different images on them.

Marketing of paper bags

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

Contracts and negotiation with customers

To the date the Company has entered into Agreement for Sale of Goods with “Epidorpio Confectionery” Bakery, who has agreed to buy our paper bags for packing its flour products and Agreement for Sale of Goods with “A&G KOKKINOU LTD.”. The Company is also planning to contact G.I. MONADIKON LTD www.monadikon.com, Qboo Bakehouse and The Xechoron Trading Company LTD in regard of future cooperation.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS PERIOD ENDED DECEMBER 31, 2015

There were no revenues for the three months period ended December 31, 2015. Our revenues for the nine months period ended December 31, 2015 were $8,405; Cost of Sales was $912 for the nine months period ended December 31, 2015, and Gross Profit was $7,493. During the three months period ended December 31, 2014 and from May 15, 2014 (interception) to December 31, 2014 we have not generated any revenue.

Our net losses for the three and nine months period ended December 31, 2015  were $8,070 and $9,582 respectively. During the three months period ended December 31, 2014 and from May 15, 2014 (interception) to December 31, 2014 we did have any operations.

During the three and nine months period ended December 31, 2015 our operating expenses consisted of Accounting & Auditing Fees of $500 and $3,000; Bank Service Charges of $235 and $1,034; Depreciation Expense of $300, and $600; Legal Fees of $0, and $2,400; Regulatory filing fees of $6,375 and $8,061; Rent Expense of $660, and $1,980. We did not incur any expenses during the three months period ended December 31, 2014 and from May 15, 2014 (interception) to December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS PERIOD ENDED DECEMBER 31, 2015

As at December 31, 2015 our total assets were $14,859. Total assets were comprised of current assets of cash $6,343, inventory $1,054 and prepaid expenses $220; and net Fixed assets $7,242.

As at December 31, 2015 our current liabilities were $4,032, comprised of loan from related party $4,032; and Stockholder’s equity of $10,827.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2015, net cash flows used in operating activities was $9,076.

CASH FLOWS FROM INVESTING ACTIVITIES

We have not generated positive cash flows from investing activities. For the nine months period ended December 31, 2015, net cash flows used in investing activities was $8,142 from the purchase of equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months period ended December 31, 2015, cash flows provided by financing activities were $23,450 through the proceeds from issuance of shares of $19,418 and a loan from related party of $4,032.

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

GOING CONCERN

The Company has generated minimal revenues since inception and has an accumulated deficit of $13,573 at December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on February 4, 2016.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)