Form 10-Q/A
period 2015-12-31
Makkanotti Group Corp.
filed 2016-03-03
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Amendment 1

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

+1 (407) 720-5503
(Issuer's telephone number) Email: makkanottigroupcorp@gmail.com

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of March 3, 2016.

MAKKANOTTI GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Unaudited Financial Statements	3

	Balance Sheets as of December 31, 2015 (Unaudited) and March 31, 2015	4

	Unaudited Statements of Operations for the three and nine month period ended December 31, 2015 and three months period ended December 31, 2014 and from May 15, 2014 (inception) to December 31, 2014	5

	Unaudited Statement of Cash Flows for the nine month period ended December 31, 2015 and from May 15, 2014 (inception) to December 31, 2014	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on March 3 , 2016.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)