Form 10-Q/A
period 2015-12-31
Makkanotti Group Corp.
filed 2016-03-11
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Amendment 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of March 11 , 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on March 11 , 2016.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)