Form 10-K
period 2016-03-31
Makkanotti Group Corp.
filed 2016-06-24
CIK 1643301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2016

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable due to the Company was not trading as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,940,000 common shares issued and outstanding as of June 24, 2016.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Makkanotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

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

Equipment

We have purchased one paper food bag-forming machine RUITAI KTPM-A for $6,000 from Chinese company “Chinese Investment Services Company Limited”. This model is user-friendly and simple in operating. The regular preventive maintenance of the machine will be fulfilling by specialist, who we are planning to hire in the future. Also in December 2015 we have purchased one printing machine for $2,278 from the same company “Chinese Investment Services Company Limited”. It let us to make exclusive paper bags with different images on them.

Marketing of paper bags

Our sole officer and director will be responsible for marketing of our products. The Company is planning to contact marketing specialist for promotion. Currently we do not have any agreements with any marketing specialists. We intend to use marketing tools, such as web and newspaper advertisements, direct mailing, and phone calls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 31, 2016, no shares of our common stock have traded.

Number of Holders

As of March 31, 2016, the 6,940,000 issued and outstanding shares of common stock were held by a total of 29 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2016 and for the period from May 15, 2014 (inception) to March 31, 2015.  We do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On March 16, 2015, the company issued a total of 5,000,000 common shares to its founder for a cash contribution of $4,982 in connection with a subscription agreement in the amount of $5,000. The difference between the subscription amount and the amount contributed has been recorded as a stock subscription receivable in the amount of $18. The subscription was received on April 30, 2015.

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share.

There were 6,940,000 shares of common stock issued and outstanding as of March 31, 2016.

Purchase of our Equity Securities by Officers and Directors

On March 16, 2015, the Company offered and sold 5,000,000 restricted shares of common stock to our president and director, Anna Ioannou, for a purchase price of $0.001 per share, for aggregate offering proceeds of $5,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

During the period we incorporated the Company, prepared a business plan, generated limited revenues from selling paper bags to our first customer and entered into Lease Agreement with Takabaena Yulia and signed Sale Agreement with “Epidorpio Confectionery” Bakery and A&G KOKKINOU LTD. Our loss since inception is $14,448. We have commenced our proposed business operations to date and generated limited revenues of $11,395 from selling our paper bags.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015

Revenue

We recognized revenue of $11,395 for the year ended March 31, 2016, compare to $0 the period from May 15, 2014 (Inception) to March 31, 2015. We had not commenced operations during the period from May 15, 2014 (Inception) to March 31, 2015. Our Cost of Goods Sold was $1,288 for the year ended March 31, 2016 compare to $0 the period from May 15, 2014 (Inception) to March 31, 2015. Our Gross profit was $10,107 for the year ended March 31, 2016 compare to $0 the period from May 15, 2014 (Inception) to March 31, 2015. These revenues related to the sales to our customers Epidorpio Confectionery and A&G KOKKINOU LTD. We expect to generate further, increased revenue as we expand our business operations.

Operating expenses

Total operating expenses for the the year ended March 31, 2016 were $20,564 compared to $3,991 for the period from May 15, 2014 (Inception) to March 31, 2015. Our operating expenses consisted of bank service charges $1,206, accounting fees $4,750, legal fees $2,700, rent $2,640, amortization $1,007 and regulatory filings $8,261. Expenses incurred during the fiscal year ended March 31, 2016 as compared to period ended March 31, 2015 increased primarily due to the increased scale and scope of business operations.

Net Loss

The net loss for the fiscal year ended March 31, 2016 was $10,457, compare to $3,991 for the period May 15, 2014 (Inception) to March 31, 2015, due to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2016, our total assets were $13,984 comprised of cash $4,711, inventory $678, prepaid expenses $1,760 and net equipment $6,835. Our total liabilities were $4,032 comprised of a loan from director. As of March 31, 2015, our total assets were $4,491 comprising of cash $111 and prepaid expenses $4,380. Our total liabilities were $3,500 comprised of accrued expenses.

Shareholders’ equity has increased from $991 as of March 31, 2015 to $9,952 as of March 31, 2016.

As of March 31, 2016, the Company has $4,711 cash. Ms. Ioannou has verbally agreed to loan funds to the Company. As of March 31, 2016 our sole officer and director has loaned to Makkanotti Group Corp. $4,032, which is not a part of Loan Agreement.

Since inception, we have sold 5,000,000 shares of common stocks to our sole officer and director, at a price of $0.001 per share, for aggregate proceeds of $5,000 and 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share.  There were 6,940,000 shares of common stock issued and outstanding as of March 31, 2016.

We are attempting to raise funds to proceed with our plan of operation. We will have to utilize funds from Anna Ioannou, our sole officer and director, who has agreed to loan the company funds to complete the registration process. Ms. Ioannou has a formal commitment, arrangement and legal obligation to advance or loan funds to the company, and she has signed Loan Agreement. To proceed with our operations within 12 months, we need a minimum of $25,000. We cannot guarantee that we will be able to sell all the shares required to satisfy our twelve months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operation. In a long term we may need additional financing.

Our auditors have issued a “going concern” opinion, meaning that there is a doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only convenient sources of cash at this time are investments by others in this offering, loan from our sole officer and director Ms. Ioannou and revenues from selling our paper bags. We must raise cash to stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next twelve months the cost of being a reporting public company will be approximately $8,000.

The Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2016, net cash flows used in operating activities was $10,708 compared to $4,871 for the period ended March 31, 2015.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended March 31, 2015 compare to cash used in the amount of $8,142 during the year ending March 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended March 31, 2016, net cash from financing activities was $23,450 consisting of share issuance $19,418 and a loan from a director $4,032. For the fiscal year ended March 31, 2015, net cash provided by financing activities was $4,982.

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

We intend to concentrate our efforts on raising capital during this period. Our operations will be limited due to the limited amount of funds on hand. Upon completion of our public offering, our specific goal is to profitably sell our paper bags.

In the event we sell 50% with the amount of $25,000 or less of the shares in this offering, the Company will utilize funds from our sole officer and director Ms. Ioannou who has formally agreed to loan needed additional amount for Makkanotti Group Corp. for twelve month operation in accordance to our Plan of Operation.

Our offering is being made on a self-underwritten and “best-efforts” basis: no minimum number of shares must be sold in order for the offering to proceed. The offering price per share is $0.01. The following table sets forth the uses of proceeds assuming the sale of 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $50,000 as anticipated.

Our plan of operations is as follows:

Gross proceeds	$25,000	$37,500	$50,000
Offering expenses	$7,500	$7,500	$7,500
Net proceeds	$17,500	$30,000	$42,500
Paper food bag forming machine	$-	$6,800	$12,900
Raw materials	$2,760	$6,110	$7,000
Specialist’s salary	$-	$2,700	$5,400
Purchase of office equipment	$500	$600	$900
Office rent	$2,640	$2,640	$4,200
Website development	$1,200	$1,200	$1,400
Marketing and advertising	$1,600	$1,000	$1,300
SEC reporting and compliance	$8,000	$8,000	$8,000
Miscellaneous expenses	$800	$950	$1,400

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated only limited revenues. We cannot guarantee we will be successful in expanding our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

Our sole officer and director Anna Ioannou has agreed to loan to the Company needed minimum of funds to implement our plan of manufacturing for first 12 months, in case of not selling sufficient quantity of shares from this offering, but further we will still require additional financing to expand our paper bags business.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (May 15, 2014) resulting in an accumulated deficit of $14,448 as of March 31, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2016 and for the period from Inception (May 15, 2014) to March 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNIFCANT ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

MAKKANOTTI GROUP CORP.

FINANCIAL STATEMENTS

For the Year Ended March 31, 2016 and for the period from May 15, 2014 (Inception) to March 31, 2015

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598

Certified Public Accountants

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Makkanotti Group Corp.

We have audited the accompanying balance sheets of Makkanotti Group Corp. as of March 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2016 and for the period from inception (May 15, 2014) to March 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Makkanotti Group Corp. as of March 31, 2016 and 2015, and the results of its operations and cash flows for the year ended March 31, 2016 and for the period from inception (May 15, 2014) to March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated minimal revenues since inception and has an accumulated deficit of $14,448 at March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                                                                                /S/Paritz & Company, P.A.

Hackensack, New Jersey

June 24, 2016

MAKKANOTTI GROUP CORP.

BALANCE SHEET

ASSETS
		March 31, 2016		March 31, 2015

CURRENT ASSETS
Cash		$4,711		$111
Prepaid expenses		$1,760 678		$4,380 -
Inventory	$		$
Total current assets		7,149		4,491

Equipment, net of accumulated depreciation of $1,307		6,835		-

TOTAL ASSETS		$13,984		$4,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses		$-		$3,500
Loan payable - related party		$4,032		$-
Total current liabilities		4,032		3,500

TOTAL LIABILITIES		4,032		3,500

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
6,940,000 and 5,000,000 shares issued and outstanding respectively		6,940		5,000
Additional Paid In Capital		17,460		-
Stock subscription receivable		-		(18)
Accumulated deficit		(14,448)		(3,991)
Total stockholders' equity		9,952		991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$13,984		$4,491

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF OPERATIONS

	Year ended March 31, 2016	From Inception (May 15, 2014) to
		March 31, 2015

REVENUE	$11,395	$-

Cost of Sales	1,288	-

Gross Profit	10,107	-

OPERATING EXPENSES
General and administrative	20,564	3,991

Total operating expenses	20,564	3,991

Loss before income tax provision	(10,457)	(3,991)

Income tax provision	-	-

Net Loss	$(10,457)	$(3,991)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	6,093,918	5,000,000

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Stock subscription receivable	Accumulated	Total Stockholders’

	Shares	Amount	Capital		Deficit	Equity

Inception, May 15, 2014	-	$ -	-	-	$ -	$ -
Shares issued for founder at $0.001 per share	5,000,000	5,000	-	(18)	-	4,982
Net loss for the period ended March 31, 2015	-	-	-	-	(3,991)	(3,991)
Balance, March 31, 2015	5,000,000	$ 5,000	-	(18)	$ (3,991)	$ 991

Shares issued for cash at $0.01 per share	1,940,000	1,940	17,460	-	-	19,400
Stock subscription receivable	-	-	-	18	-	18
Net loss for the year ended March 31, 2016	-	-	-	-	(10,457)	(10,457)
Balance, March 31, 2016	6,940,000	$ 6,940	17,460	-	$ (14,448)	$ 9,952

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

STATEMENT OF CASH FLOWS

 (AUDITED)

		From Inception
	Year ended	(May 15, 2014) to
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities:

Net Loss	$(10,457)	$(3,991)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	1,307	-
Changes in operating assets and liabilities:
Inventory	(678)	-
Prepaid expenses	2,620	(4,380)
Accrued expenses	(3,500)	3,500
Net Cash used in Operating Activities	(10,708)	(4,871)

Cash Flows from Investing Activities:
Acquisition of equipment	(8,142)	-
Net Cash used in Investing Activities	(8,142)	-

Cash flows from Financing Activities:

Proceeds from issuance of common stock	19,418	4,982
Proceeds of loan from related party	4,032	-
Net Cash provided by Financing Activities	23,450	4,982

Net increase in cash	$4,600	$111
Cash at beginning of period	111	-
Cash at end of period	$4,711	$111

The accompanying notes are an integral part of these financial statements.

MAKKANOTTI GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Makkanotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. The equipment the useful life is five years; repairs and maintenance are expensed as incurred.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

MAKKANOTTI GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated minimal revenues since inception and has an accumulated deficit of $14,448 at March 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4   –PROPERTY AND EQUIPMENT

Property and equipment consist of:

March 31, 2016
Equıpment	$8,142

Accumulated Depreciation	(1,307)
$6,835

NOTE 5 – LOAN PAYABLE – RELATED PARTY

During the year ended March 31, 2016 the Company borrowed $4,032 from its founder. The loan is non-interest bearing, has no set maturity date, and the Company intends to repay the loan as cash flow becomes available.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

MAKKANOTTI GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share

There were 6,940,000 shares of common stock issued and outstanding as of March 31, 2016.

NOTE 7 – CONCENTRATION

All of the revenues generated during year ended March 31, 2016 were from two customers, whıch represented 74% and 26% each.

NOTE 8 – INCOME TAXES

As of March 31, 2016, the Company had approximately $14,400 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2035.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Anna Ioannou, Larnakos Avenue, 73, ap. 402, Nicosia, Cyprus 1046	42	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Anna Ioannou has acted as our President, Treasurer, Secretary and sole Director since our incorporation on May 15, 2014. Ms. Ioannou owns 72% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Ioannou was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Ioannou graduated from University of Nicosia, Cyprus in 1997. She obtained a bachelor degree in Economics and Financing. Ms. Ioannou started her career in accounting area. From 2005 she worked in human resources area in Nicosia, Cyprus. Ms. Ioannou worked as team recruiting manager for HR Easy Learning Ltd. from November 2009 August 2010, and held a position of recruiting manager for the same company from August 2010 to March 2011. Last job of Ms. Ioannou was for E.C. Executive Connections Ltd. as senior recruiting manager and she held this position from May 2011 to June 2014. Anna Ioannou

During the past ten years, Ms. Ioannou has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Ioannou was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Ioannou’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

We intend to have our securities quoted on the OTC Bulletin Board or other quotation service, which do not have any director independence requirements. Once we engage additional directors and officers, however, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition. At that time we intend to use the NASDAQ definition of independence as a model.  This definition includes a series of objective tests, for example, that the director cannot be, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on May 15, 2014 until March 31, 2016:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Anna Ioannou, President and Treasurer	May 15, 2014 to March 31, 2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its officer and director Anna Ioannou.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of March 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anna Ioannou	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Anna Ioannou, Larnakos Avenue, 73, ap. 402, Nicosia, Cyprus 1046	5,000,000 shares of common stock (direct)	72%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The percent of class is based on 6,940,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

Anna Ioannou will not be paid for any underwriting services that she performs on our behalf with respect to this offering.

As of March 31, 2016 our sole officer and director has advanced us $4,032, which is not a part of Loan Agreement. Anna Ioannou has verbally agreed to loan this amount to the Company. The loan is not interest bearing, without any profit and has no set maturity date, and the Company intends to repay the loan as cash flow becomes available. Ms. Ioannou will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Ioannou. Ms. Ioannou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Ms. Ioannou does not bear interest. There is a written agreement evidencing the advancement of funds by Ms. Ioannou. Ms. Ioannou if necessary, will loan funds to the Company to complete the registration process.

Item 14. Principal Accountant Fees and Services

Audit Fees

We were billed $10,250 for fiscal year March 31, 2016 and $3,500 for fiscal period  March 31, 2015  for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for fiscal year March 31, 2016 and for fiscal period March 31, 2015. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on June 24, 2016.

MAKKANOTTI GROUP CORP.

By:	/s/	Anna Ioannou
	Name:	Anna Ioannou
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)