Form 10-Q
period 2016-06-30
Makkanotti Group Corp.
filed 2016-08-15
CIK 1643301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

+011 357 (407) 720-5503
(Issuer's telephone number) Email: makkanottigroupcorp@gmail.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,984,000 common shares issued and outstanding as of August 12, 2016.

MAKKANOTTI GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKKANOTTI GROUP CORP.

CONDENSED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$389	$4,711
Prepaid expenses	1,100	1,760
Inventory	2,484	678
Total current assets	3,973	7,149

Equipment, net of accumulated depreciation	6,428	6,835

TOTAL ASSETS	$10,401	$13,984

CURRENT LIABILITIES

Loan payable - related party	$11,032	$4,032
Total current liabilities	11,032	4,032

TOTAL LIABILITIES	11,032	4,032

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized; 24,984,000 shares issued and outstanding at June 30 and March 31, 2016	24,984	24,984
Accumulated deficit	(25,615)	(15,032)
Total stockholders' (deficit)/ equity	(631)	9,952

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,401	$13,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAKKANOTTI GROUP CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015

REVENUE	$7,600	$5,905

Cost of Sales	829	912

Gross Profit	6,771	4,993

General and administrative expenses	17,439	4,829

(Loss) /income from operations before income taxes	(10,668)	164

Income tax expense (benefit)	-	-

Net (loss)/ income	$(10,668)	$164

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and dilutive	24,984,000	24,984,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAKKANOTTI GROUP CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:

Net Loss	$(10,668)	$164
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407	300
Changes in operating assets and liabilities:
Prepaid expenses	660	4,160
Inventory	(1,721)	-
Accrued expenses	-	(2,250)
Net Cash used in Operating Activities	(11,322)	2,374

Cash Flows from Investing Activities:
Acquisition of equipment	-	(6,000)
Net Cash used in Investing Activities	-	(6,000)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	-	18
Proceeds of loan from related party	7,000	4,032
Net Cash provided by Financing Activities	7,000	4,050

Net (decrease)/ increase in cash	$(4,322)	$424
Cash at beginning of period	4,711	111
Cash at end of period	$389	$535

Supplemental Information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Makkanotti Group Corp. (the "Company") was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in Form S-1 for the fiscal period ended March 31, 2016 filed with the SEC on June 24, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Useful Life
Furniture and fixtures	3 years
Office equipment	3 years
Computer software	5 years

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. We recorded no impairment on our long-lived assets during the three months ended June 30, 2016 and the fiscal year ended March 31, 2016.

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Revenue Recognition

Revenue generated from providing the sale of goods and services.

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, our goods and services have been provided, all significant contractual obligations have been satisfied, and collection is reasonably assured. No guarantees or warranties are provided for the goods or services we render. Due to the nature of the good and services provided and method of billing and collection, we do not offer a refund policy.

Revenue from sales is recognized when the product is shipped to the end customer and collectability is reasonable assured.

If payments for revenues are received prior to the products being shipped or services being rendered, those revenues, and costs directly associated with such revenues, are deferred until such time as the product or services are provided.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the three months ended June 30, 2016 and 2015, there were no potentially dilutive debt or equity instruments outstanding.

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Recently Issued Standards

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for the Company in the first quarter of 2018. Early adoption is not permitted except for limited provisions. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception and has an accumulated deficit of $25,031 at June 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the three months ended June 30, 2016, the Company borrowed $7,000 from a former officer and its founder resulting in $11,032 in total being owed as of June 30, 2016. The loans are non-interest bearing, have no set maturity date, and the Company intends to repay the loans as cash flow becomes available.

NOTE 5 – STOCKHOLDERS' EQUITY

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

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share

There were 6,940,000 shares of common stock issued and outstanding as of June 30, 2016 and March 31, 2016.

The Company approved a 3.6-for-1 forward stock split of the issued and outstanding shares of Common Stock of the Company, payable as a dividend as of July 21, 2016. As a result of the forward split, the Company now has 24,984,000 issued and outstanding shares of Common Stock.

NOTE 6 – CONCENTRATION

Principally all of the revenues generated during three months ended June 30, 2016 and 2015 were from one customer "Epidorpio Confectionery" Bakery.

NOTE 7 – SUBSEQUENT EVENTS

As disclosed in a Form 8-K filing on July 1, 2016, as a result of a private transaction on June 28, 2016, the control block of stock of this company, represented by 5,000,000 shares of common stock, has been sold by Anna Ioannou and a change of control of Makkanotti Group Corp. has occurred. Contemporaneously with the private transaction, Anna Ioannou, the existing sole director and officer, resigned as the director, president, chief executive and treasurer of the Company. Upon the resignation of Anna Ioannou, Michael Hlavsa was appointed as the Company's sole director, president, secretary and treasurer.

The Company approved a 3.6-for-1 forward stock split of the issued and outstanding shares of Common Stock of the Company, payable as a dividend as of July 21, 2016. As a result of the forward split, the Company now has 24,984,000 issued and outstanding shares of Common Stock.

Management has evaluated subsequent events through the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements other than those stated above.

ITEM 2. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company approved a 3.6-for-1 forward stock split of the issued and outstanding shares of Common Stock of the Company, payable as a dividend as of July 21, 2016. As a result of the forward split, the Company now has 24,984,000 issued and outstanding shares of Common Stock which has been retroactively accounted for.

Financial information contained in this quarterly report and in our unaudited condensed interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Makkanotti Group Corp. (the "Company") was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

As a result of a private transaction on June 28, 2016, the control block of stock of this company, represented by 5,000,000 shares of common stock, has been sold by Anna Ioannou and a change of control of the Company occurred. Contemporaneously with the aforementioned private transaction, Anna Ioannou, the existing sole director and officer, resigned as the director, president, chief executive and treasurer of the Company. Upon the resignation of Anna Ioannou, Michael Hlavsa was appointed as the Company's sole director, president, secretary and treasurer. There are no transactions to which the Company is a party and in which Mr. Hlavsa has a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

Our product

The main product of the Company's manufacturing process is a paper bag. Paper bags are generally used in all supermarkets, fruit kiosks, bakeries and cafes and other places and in everyday life. Grocery bags are ideal for carrying food products and are an environmentally friendly choice as they are made from recyclable materials. The Company in a development stage of business is planning to manufacture two types of paper bags, such as flat bottom paper bags and strung in the corner paper bags. Paper bags are used widely by children as tuck-shop bags or lunch bags, also in supermarkets for storing different kind of fruits and vegetables, in bakeries, cafés, and restaurants for packing food.

Equipment

We have purchased one paper food bag-forming machine RUITAI KTPM-A for $6,000 from a Chinese company "Chinese Investment Services Company Limited". This model is user-friendly and simple in operating. The regular preventive maintenance of the machine will be fulfilled by a specialist, who we are planning to hire in the future.

Also in December 2015, we bought one printing machine for $2,278 from the same Chinese company "Chinese Investment Services Company Limited". It lets us make exclusive paper bags with different images on them.

Marketing of paper bags

Our sole officer and director will be responsible for marketing of our products. The Company is planning to contact a marketing specialist for promotion. Currently we do not have any agreements with any marketing specialists. We intend to use marketing tools, such as web and newspaper advertisements, direct mailing, and phone calls to acquire potential customers. We believe that one of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost effective way.

Industry analysis

Makkanotti Group Corp. is planning to expand its business in the nearest municipalities, such as Lakatamia and Strovolos in Cyprus. In any city we plan to expand our operations to where there are many different supermarkets, fruit kiosks, sweets kiosks and bakeries that may be interested in cooperation with the Company. We offer high-quality and inexpensive products, which can satisfy any client requirements. Besides such kind of distribution network we plan to sign agreements with distributors of similar products. We are planning to offer a commission from sales to our potential partners. We also plan to have a special section on our website for potential partners with examples of our products and offers for wholesale clients and partners.

Storage and delivery of paper bags

The product produced by Makkanotti Group Corp. does not require any storage facilities as it will be manufactured directly for each order. The number of demonstration samples will be kept is insignificant and does not require any special premises for storage. Our machines will be located at our leased premise in Nicosia, Cyprus. Term of manufacturing will depend on customer's order.

Contracts and negotiation with customers

To the date the Company has entered into Agreement for Sale of Goods with "Epidorpio Confectionery" Bakery, who has agreed to buy our paper bags for packing its flour products and Agreement for Sale of Goods with "A&G KOKKINOU LTD.". The Company is also planning to contact G.I. MONADIKON LTD www.monadikon.com, Qboo Bakehouse and The Xechoron Trading Company LTD in regard of future cooperation.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Our revenues for the three months period ended June 30, 2016 were $7,600; Cost of Sales was $829, and Gross Profit was $6,771. During the comparable period for the three months ending June 30, 2015, we had revenues of $5,905, Cost of Sales of $912, and Gross Profit of $4,993.

During the three month period ending June 30, 2016, our general and administrative expenses were $17,439 which consisted primarily of fees paid to be DTC eligible in the amount of $10,000 and legal and professional fees of $5,675. For the comparable period in 2015, the general and administrative expenses were $4,829 which primarily consisted of legal and professional fees.

Our net losses for the three month periods ended June 30, 2016 was $10,668. During the three months ended June 30, 2015 the Company had a net profit of $164.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2016

As of June 30, 2016 our total assets were $10,401. Total assets were comprised of current assets of cash $389, inventory $2,484 and prepaid expenses $1,100; and net Fixed assets $6,428.

As of June 30, 2016 our current liabilities were $11,032, comprised of loan from a former officer and founder. Stockholder's deficit was $631.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2016, net cash flows used in operating activities was $11,322.

CASH FLOWS FROM INVESTING ACTIVITIES

For three month period ended June 30, 2016, there were no net cash flows related to investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three month period ended June 30, 2016, cash flows provided by financing activities was $7,000 through the proceeds from loan from a former officer and founder.

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

GOING CONCERN

The Company has generated minimal revenues since inception and has an accumulated deficit of $25,031 at June 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 using the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on August 15, 2016.

MAKKANOTTI GROUP CORP.

By:	/s/ Michael Hlavsa
Name:	Michael Hlavsa
Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)

