Form 10-Q
period 2016-09-30
Makkanotti Group Corp.
filed 2016-11-07
CIK 1643301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,984,000 common shares issued and outstanding as of November 2, 2016.

MAKKANOTTI GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAKKANOTTI GROUP CORP.
CONDENSED BALANCE SHEETS

	As of
	September 30, 2016	March 31, 2016
	(Unaudited)

ASSETS

Cash	$-	$4,711
Prepaid expenses	-	1,760
Inventory	-	678
Total Current Assets	-	7,149

Equipment, net of accumulated depreciation	-	6,835

TOTAL ASSETS	$-	$13,984

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$8,352	$-
Loan payable - related party	-	4,032
Total current liabilities	8,352	4,032

TOTAL LIABILITIES	8,352	4,032

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 75,000,000 shares authorized; 24,984,000 shares issued and outstanding at September 30, 2016 and March 31, 2016.	24,984	24,984
Accumulated deficit	(33,336)	(15,032)
Total stockholders' equity (deficit)	(8,352)	9,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$13,984

The accompanying notes are an integral part of these unaudited condensed financial statements

MAKKANOTTI GROUP CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$2,500	$7,600	$8,405

Cost of sales	-	-	829	912

Gross Profit	-	2,500	6,771	7,493

General and administrative expenses	8,352	3,876	25,299	8,405

Loss from operations	(8,352)	(1,376)	(18,528)	(912)

Depreciation	-	(300)	(407)	(600)
Gain from assets used to exchange for the related party loan	-	-	631	-

Income tax expense	-	-	-	-

Net loss	$(8,352)	$(1,676)	$(18,304)	$(1,512)

Weighted average loss per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and dilutive	24,984,000	19,731,913	24,984,000	18,870,689

The accompanying notes are an integral part of these unaudited condensed financial statements

MAKKANOTTI GROUP CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,304)	$(1,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407	600
Gain from assets used to exchange for the related party loan	(631)	-
Changes in operating assets and liabilities:
Prepaid expense	(1,721)	3,500
Inventory	575	-
Accrued expenses	8,352	(2,250)

Net cash provided by (used in) operating activities	(11,322)	338

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of equipment	-	(6,000)

Net cash used in investing activities	-	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	19,418
Payment of loan from related party	(389)	-
Proceeds of loan from related party	7,000	4,032

Net cash provided by financing activities	6,611	23,450

INCREASE (DECREASE) IN CASH	(4,711)	17,778

CASH, BEGINNING OF PERIOD	4,711	111

CASH, END OF PERIOD	$-	$17,889

Supplemental Information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Prepaid expense used to exchange for related party loan	$(1,100)	$-
Inventory used to exchange for related party loan	$(2,484)	$-
Fixed assets used to exchange for related party loan	$(6,428)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Makkanotti Group Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended March 31, 2016 filed with the SEC on June 24, 2016.

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

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. We recorded no impairment on our long-lived assets during the three months ended September 30, 2016 and the fiscal year ended March 31, 2016.

Revenue Recognition

Revenue generated from providing the sale of goods and services.

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, our goods and services have been provided, all significant contractual obligations have been satisfied, and collection is reasonably assured. No guarantees or warranties are provided for the goods or services we render. Due to the nature of the goods and services provided and method of billing and collection, we do not offer a refund policy.

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Revenue from sales is recognized when the product is shipped to the end customer and collectability is reasonably assured.

If payments for revenues are received prior to the products being shipped or services being rendered, those revenues, and costs directly associated with such revenues, are deferred until such time as the product or services are provided.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the three and six months ended September 30, 2016 and 2015, there were no potentially dilutive debt or equity instruments outstanding.

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

MAKKANOTTI GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated minimal revenues since inception and has an accumulated deficit of $33,336 at September 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the six months ended September 30, 2016, the Company borrowed $7,000 from a former officer and its founder resulting in $11,032 in total being owed at that time. These loans were exchanged for cash of $389, prepaid assets of $1,100, inventory of $2,484 and equipment of $6,428 resulting in a gain of $631.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On March 16, 2015, the company issued a total of 5,000,000 common shares to its founder for a cash contribution of $4,982 in connection with a subscription agreement in the amount of $5,000. The difference between the subscription amount and the amount contributed had been recorded as a stock subscription receivable in the amount of $18. The subscription was received on April 30, 2015.

During September 2015, the company issued a total of 1,940,000 common shares for cash contribution of $19,400 at $0.01 per share.

The Company declared a 3.6 to 1 forward stock split for shareholders of record on June 30, 2016. These common shares were issued on July 21, 2016 resulting in 24,984,000 common shares being outstanding as of September 30, 2016.

NOTE 6 – CONCENTRATION

Principally all of the revenues generated during six months ended September 30, 2016 and 2015 were from one customer “Epidorpio Confectionery” Bakery.

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

Employees

We are in a development stage and currently have no employees, other than our sole officer and director who does not receive any compensation.

Office

Our office located at Larnakos Avenue, 73, ap. 402, Nicosia, Cyprus 1046. Our phone number is +011 357 (407) 720-5503.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

We did not have any revenues, cost of sales and gross profit for the three months period ended September 30, 2016. During the comparable period for the three months ending September 30, 2015, we had revenues of $2,500, cost of sales of zero, and gross profit of $2,500.

During the three month period ending September 30, 2016, our general and administrative expenses were $8,352 which consisted primarily of professional fees of $6,000 and office expense of $2,352. For the comparable period in 2015, the general and administrative expenses were $3,876 which primarily consisted of legal and professional fees.

Our net losses for the three month periods ended September 30, 2016 and 2015 was $8,352 and $1,676, respectively.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Our revenues were $7,600; cost of sales was $829 and gross profit was $6,771 for the six month period ended September 30, 2016. During the comparable period for the six months ending September 30, 2015, we had revenues of $8,405; cost of sales of $912, and gross profit of $7,493.

During the six month period ending September 30, 2016, our general and administrative expenses were $25,299 which consisted primarily of fees paid to be DTC eligible in the amount of $10,000, professional fees of $11,675 and office expense of $3,624. For the comparable period in 2015, the general and administrative expenses were $8,405 which primarily consisted of legal and professional fees.

Our net losses for the six month periods ended September 30, 2016 and 2015 was $18,304 and $1,512, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 2016

As of September 30, 2016 we did not have any assets.

As of September 30, 2016 our current liabilities were $8,352, comprised of accounts payable. Stockholder's deficit was $8,352.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2016, net cash flows used in operating activities was $11,322.

CASH FLOWS FROM INVESTING ACTIVITIES

For six month period ended September 30, 2016, the Company did not have any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six month period ended September 30, 2016, the Company has $6,611 provided from financing activities consisting of proceeds of a loan from a related party of $7,000 and payments of $389.

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

GOING CONCERN

The Company has generated minimal revenues since inception and has an accumulated deficit of $33,336 at September 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 using the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

13

2.

We did not maintain appropriate cash controls – As of September 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at September 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2016, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on November 7, 2016.

MAKKANOTTI GROUP CORP.

By:	/s/ Michael Hlavsa
Name:	Michael Hlavsa
Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

