Form 10-K
period 2016-12-31
Cure Pharmaceutical Holding Corp.
filed 2017-04-17
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-204857	37-1765151
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

1620 Beacon Place, Oxnard, California 93033

(Address of Principal Executive Office) (Zip Code)

(805) 824-0410

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Since there was no established market for the common stock as of June 30, 2016, there was no market value for the shares of such stock held by non-affiliates of the registrant as of such date.

On April 13, 2017 we had 23,336,673 shares of common stock, par value $0.001 per share (the "Common Stock") issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CURE Pharmaceutical Holding Corp. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

PART I

ITEM 1. BUSINESS HISTORY AND OVERVIEW

CURE Pharmaceutical Holding Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. and was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holdings Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

Further, on November 7, 2016, the registrant, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among the registrant and a holder of a majority of the issued and outstanding capital stock of the registrant prior to the closing (the “Majority Stockholder”), on the one hand, and Cure Pharmaceutical Corporation, a California corporation (“Cure Pharmaceutical”), all of the shareholders of Cure Pharmaceutical’s issued and outstanding share capital (the “Cure Pharm Shareholders”) and the holders of certain convertible promissory notes of Cure Pharmaceutical (“Cure Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.”

The following is a brief description of the terms and conditions of the Exchange Agreement and the transactions contemplated thereunder that are material to the registrant:

•

Share Exchange and Share Cancellations. The registrant shall issue 9,010,000 restricted shares of its common stock, $0.001 par value per share (“Common Stock”), to the Cure Pharm Shareholders in the aggregate, in exchange for 2,718,253 shares of Cure Pharmaceutical's common stock held by them, representing 100% of the then issued and outstanding common stock of Cure Pharmaceutical (the “Share Exchange”). In connection with the Share Exchange, the Majority Stockholder agreed to cancel 16,181,400 shares of Common Stock of the registrant in exchange for a warrant (the “Majority Stockholder Warrant”) to purchase up to 1,640,305 shares of Common Stock of the registrant at an exercise price of $2.00 per share and with an exercise period of four years commencing on the date of issuance of the warrant. In addition, one other shareholder of the registrant entered into a share cancellation agreement with the registrant whereby such shareholder agreed to cancel 652,390 shares of the registrant's common stock at the closing of the Share Exchange in order to induce Cure Pharmaceutical to enter into the Exchange Agreement.

•

Conversion. The registrant shall issue 6,106,463 restricted shares of Common Stock to the Cure Pharm Noteholders in the aggregate, by converting the convertible promissory notes of Cure Pharmaceutical held by the Cure Pharm Noteholders in the aggregate principal amount of $6,106,463, at a conversion price of $1.00 per share.

•

Change in Management. Michael Hlavsa, the registrant’s sole director and executive officer immediately prior to the closing of the Exchange Agreement, shall resign, and Robert Davidson, William Yuan and Charles Berman shall be appointed to the registrant’s board of directors (the “Board”). Robert Davidson, Edward Maliski, Wayne Nasby and Mark Udell shall be appointed as the new chief executive officer, president and chief scientific officer, chief operating officer, and chief financial officer and secretary, respectively, effective at the closing of the Exchange Agreement. Additional information regarding the above-mentioned directors and executive officers is set forth below in Item 2.01 and Item 5.02.

As a result of the Share Exchange, Cure Pharmaceutical became a wholly owned subsidiary of the registrant, and the Cure Pharm Shareholders and Cure Pharm Noteholders became the controlling shareholders of the registrant.

The closing of the transactions contemplated under the Exchange Agreement (the “Closing”) took place on November 7, 2016 (the “Closing Date”). As a result, the registrant had a total of 23,266,733 shares of common stock issued and outstanding at the Closing Date, with the Cure Pharm Shareholders and Noteholders collectively owning approximately 64.97% of the registrant’s issued and outstanding Common Stock.

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, Cure Pharmaceutical, located in Oxnard, California was originally incorporated in July 2011 as a developer of advanced oral thin film (“OTF”) for the delivery of nutraceutical, Over-The-Counter (“OTC”) and prescription products for human and veterinary markets. We utilize drug delivery technologies to develop and commercialize new applications of proven therapeutics through our CureFilm™ technology, as well as through sublingual and transdermal applications. Our exclusive micro encapsulation of drug actives allows for a higher volume of an active and if required, multiple actives to be produced on a single OTF strip. We expect this technology will allow us to produce a broad spectrum of pharmaceutical, OTC and nutraceutical products.

We are currently focused on partnering with pharmaceutical and biotech companies seeking to deliver drug actives utilizing and benefitting from our proprietary CureFilm™, sublingual and transdermal applications and when preferable to take our own products from clinical process to commercialization. We manufacture our products in our Current Good Manufacturing Practice (“cGMP”) and U.S. Food and Drug Administration (“FDA”) registered manufacturing facility.

According to IBIS World’s Global Pharmaceuticals & Medicine Manufacturing Market Research Report (2013), the worldwide pharmaceutical market alone represents $1 trillion in revenue and has had an average annual growth of 3.7% from 2008 to 2013. This growth has resulted from the rising demand for healthcare and medications worldwide, especially from emerging economies. Higher healthcare standards and greater emphasis on illness prevention have given pharmaceuticals a higher significance among consumers, driving sales and overall industry growth, which is expected to continue.

The pet industry is also forecasted to grow exponentially. As domestic pets increasingly become members of the family, pet owners are spending more and more on pet care, resulting in continued future growth. According to the American Pet Products Association (“APPA”), the pet industry is forecasted to reach $62.5 billion by 2016. The most lucrative segment of the pet care industry is pet health care, with health and wellness solutions gaining pace across the industry and with significant opportunities for manufacturers allocating larger research and development budgets, and implementing product innovation and marketing to exploit them. The APPA estimated that $14.98 billion is spent in the OTC pet medicine markets in the United States alone. We intend to utilize our CureFilm™ Technology to develop products marketed towards the veterinarian market.

Though in its infancy stage (10 years old), OTF Technology is experiencing a major surge in acceptance and adoption by pharmaceutical and biotech companies as they search for new and better ways to deliver drug actives. We believe there are only a handful of pharmaceutical and biotech companies capable of producing OTF strips, limiting competition. In addition, we believe that our proprietary and patented technology creates opportunities within the targeted marketplaces far surpassing the capability of these companies to compete.

CureFilm™ Technology and Value Proposition

Typical forms of drug delivery that consumers have been familiar with over the years, include tablets, capsules, chewable, gummies, and more recent developments, such as melts and sublingual drops and sprays. We believe that we are one of the companies at the forefront of OTF drug delivery technology. Our OTF product is about the size of a postage stamp using a matrix that maximizes the amount of “active” drug that can be delivered via OTF.

Our CureFilm™ Technology consists of patented, patent pending and trade secrets in two areas: OTF – Core Technology, Sublingual Technology and Transdermal (skin) Technology.

Our proprietary multi-layer CureFilm™ allows dosages of many pharmaceutical, OTC and nutraceutical products to be put onto a small strip applied to the cheek (buccal), under the tongue (sublingual). We believe that what sets us apart from the competition is our proprietary patented CureFilm™ Technology, multi-layer systems and formulation technologies that:

•	Consists of two components - a liquid-based film layer that contains and stabilizes the active ingredients, and a powder matrix layer.

•	Provides improved stability as well as delivery of active ingredients.

•	Contains functional qualities to include extra flavoring ingredients, pliability enhancers, and mucosal permeation enhancers.

In a two layer strip, the layers are designed to work together, in combination with the powder composition. The powder composition can be varied, as can the muco-adhesion properties of the strips, to alter the dissolution and absorption rates of the medicament. A complete multilayer system allows for increased stability, higher loading of active ingredients, and increased taste and palatability.

Another recent advancement in our CureFilm™ Technology utilizes micro-encapsulation of selected active ingredients. In the micro-encapsulation process, microscopic particles or droplets envelop the active ingredients to protect and shield them. The technique used in the micro-encapsulation process depends on various factors including the physical and chemical properties of the active ingredients. This micro-encapsulation technology has allowed the delivery of higher dosing with better flavor masking.

We believe that our CureFilm™ Technology has the following competitive advantages over other drug delivery technologies:

•	With our proprietary formulations we can put more drugs per cm2 on a single strip than any of our competitors while still maintaining a positive patient experience.
•	Ability to put multiple actives on one OTF.
•	More stable, durable and quicker to dissolve than other oral deliveries.
•	Improves the onset of action, lower dosing and enhance the efficacy thereby widening the therapeutic index.
•	Differentiation within large therapeutic categories and potentially improves patient compliance.
•	Ability to deliver actives on a single strip through both buccal and gastrointestinal tract, thereby allowing for sustained release.
•	Enters the blood stream directly making it fast acting and more effective.
•	Easy to use, transport and no liquid needed to administer.
•	Ideal for children, elderly patients and patients who have trouble swallowing.
•	Palatable in terms of taste.

Product Portfolio

We have various types of CureFilm™ dietary supplement products that are being commercialized and developed. These include:

Commercialized:

•	MacuStrip Vitamin complex (eye health product)
•	ID Life Sleep melatonin
•	Electrolyte (Adult and Pediatric)
•	E6 Berry Caffeine
•	Hang-Over Relief

In Development:

•	Aspirin
•	Loratadine
•	Tadalifil
•	Sildenafil
•	Loperamide
•	Vitamin B12
•	Vitamin D3
•	Folic Acid

Clinical Development

We partner with pharmaceutical companies looking for new methods to deliver drug actives. Under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, ("(505)(b)(2)") the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination. The 505(b)(2) pathway is also the regulatory approach to be followed if an applicant intends to file an application for a product containing a drug that is already approved by the FDA for a certain indication and for which the applicant is seeking approval for a new indication or for a new use, the approval of which is required to be supported by new clinical trials, other than bioavailability studies. We have implemented a strategy under which we actively look for such so-called “repurposing opportunities” and determine whether our proprietary CureFilm™ Technology adds value to the product.

We currently have five such drug repurposing projects in our development pipeline, although there can be no assurance that such projects will be fully developed. The companies we partner with are typically responsible for managing the regulatory approval process of the product with the FDA and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, we may be responsible for providing all or part of the documentation required for the regulatory submission.

In addition to pursuing partnering arrangements that provide for the full funding of a drug development project, we may undertake development of selected product opportunities until the marketing and distribution stage. We would first assess the potential and associated costs for successful development of a product, and then determine at which stage it would be most prudent to seek a partner, balancing costs against the potential for higher returns later in the development process. We currently have five of such potential drug candidates in our product pipeline, all of which are in the formulation development and pre-clinical phase of development. However, there can be no assurance that we will be able to fully develop, market and distribute OTF products for these drug candidates.

Competition

We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Many of our competitors, including Monosol, BioDelivery Sciences International, IntelGenx and LTS Lohmann, will have substantially greater financial, technical and human resources than we have. Our success will be based in part on our ability to build, obtain regulatory approval for and market acceptance of, and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

The OTF manufacturing industry is relatively new, having only emerged over the last ten years. Although currently there are just a handful of current players within this industry, we expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete. To date, among manufacturers of OTF, some medications that either are or have been available by OTF manufacturers in the marketplace include:

•	Zuplenz (the first oral soluble film approved by the FDA as a prescription medication)
•	Benadryl (diphenhydramine product and anti-histamine used for allergies and mild sedative)
•	Gas-X (simethicone product for bloating, gas, and gastrointestinal complaint)
•	Melatonin PM (hormonal product sold as a "dietary supplement" marketed for insomnia)
•	Orajel Kids (benzocaine product for dental pain)
•	Suboxone (buprenorphine and naloxone fixed dosage combination product for opioid addiction)
•	Subutex (buprenorphine product for opioid addiction)
•	Sudafed (phenylephrine or pseudoephedrine product for nasal congestion)
•	TheraFlu (combination product of pain reliever, anti-pyretic and decongestant)
•	Triaminic (children's anti-tussive product)

The barriers to enter this market are the “know how’s” of developing and formulating consumer desired products which taste great. Also, the high cost of entry by companies who have no expertise in the market makes entry by competitors risky since the technology to develop product is expensive and proprietary. The key factors affecting the development and commercialization of our drug delivery products are likely to include, among other factors:

•	The safety and efficacy of our products;
•	The relative speed with which we can develop products;
•	Generic competition for any product that we develop;
•	Our ability to defend our existing intellectual property and to broaden our intellectual property and technology base;
•	Our ability to differentiate our products;
•	Our ability to develop products that can be manufactured on a cost effective basis;
•	Our ability to manufacture our products in compliance with cGMP and any other regulatory requirements; and
•	Our ability to obtain financing.

In order to establish ourselves as a viable industry partner, we plan to continue to invest in our research and development activities and in our manufacturing technology expertise, in order to further strengthen our technology base and to develop the ability to manufacture our CureFilm™ products ourselves, at competitive costs. Our failure to compete effectively could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consists of approximately 25,000 square feet. The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, California 93033. Rent expense was $286,539 and $247,326 for the years ended December 31, 2016 and 2015, respectively.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Currently, there are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our incoming officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on the “OTC Markets” under the Symbol “CURR”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of December 31, 2016, no shares of our common stock have traded. Shares of our common stock began trading on January 18, 2017.

Number of Holders

As of December 31, 2016, the 23,336,673 issued and outstanding shares of common stock were held by a total of 102 shareholders of record.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Dividends

The Company has never paid cash dividends on its common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. The registrant’s future payment of dividends will depend on the registrant’s earnings, capital requirements, expansion plans, financial condition and other relevant factors that the registrant’s board of directors may deem relevant. The registrant’s accumulated deficit currently limits the registrant’s ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Reference is made to the Current Report on Form 8-K filed December 13, 2016 for a description of recent sales of unregistered securities, which is hereby incorporated by reference.

Purchase of Our Equity Securities by Officers and Directors

None

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Cure Pharmaceutical Holding Corp., a Nevada corporation for the years ended December 31, 2016 and 2015 should be read in conjunction with the financial statements of Cure Pharmaceutical Holding Corp., and the notes to those financial statements that are included elsewhere in this Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as Cure Pharmaceutical Holding Corp.’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Business sections in this Form 10-K. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

Results of Operations

REVENUES

Revenues for the year ended December 31, 2016 were $84,165, a decrease from $183,430 generated in the year ended December 31, 2015. Revenues have decreased by $99,265 in the year ended December 31, 2016 compared to the year ended December 31, 2015. As the Company continues to move in the direction of working with more pharmaceutical and bioscience companies, we experienced a corresponding decrease in revenues. In addition, the Company did not see re-orders from two nutraceutical customers during year ended December 31, 2016 and as a result, we had lower revenues generated during this period.

COST OF GOODS SOLD

Cost of goods sold was $153,330 in the year ended December 31, 2016 compared to $117,012 in the year ended December 31, 2015. Cost of goods sold increased by $36,318 in the year ended December 31, 2016 compared to the year ended December 31, 2015. During the year ended December 31, 2016, the Company reserved for inventory obsolescence which resulted in an increase in cost of revenues; however, this was offset by the decrease in cost of goods sold as the Company generated less revenue in the year ended December 31, 2016 compared to the year ended December 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 amounted to $3,103,710, and for year ended December 31, 2015 amounted to $920,247. For the year ended December 31, 2016 and 2015, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting and rent expenses. The increase in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to commissions paid in relation to the funds raised in 2016 and increased payroll and consulting fees that were not present in the same period in 2015.

Research and Development Expenses

For the year ended December 31, 2016, research and development expenses increased to $753,369 compared to the year ended December 31, 2015 of $681,699. As the Company was able to raise funds during 2016 by issuing convertible promissory notes, we were able to continue to focus on spending on improving our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC products.

Other Income/Expenses

Other income amounted to $38,897 for the year ended December 31, 2016, and $178,091 of other income for the year ended December 31, 2015. Other income generated in 2015 is mainly a result of 21st Century Brands, LLC agreeing to forgive the remaining deposit amount of $145,406 for future OTF products after deducting costs incurred by the Company for purchasing raw materials that were never used and expired. The Company did not incur this type of transaction in the same period for 2016. Other expense amounted to $270,132 for the year ended December 31, 2016, and $245,624 for the year ended December 31, 2015. Other expenses in 2016 and 2015 were mainly from interest expense and commissions relating to convertible promissory notes and other note payables.

Liquidity and Capital Resources

As of December 31, 2016, our total assets were $2,835,092 comprised of cash of $1,106,142, accounts receivable of $7,049, inventory of $81,285, prepaid expenses and other assets of $223,879, net property equipment of $370,648, net intangibles of $894,510, and other assets of $151,579. Our total liabilities were $1,118,039 comprised of accounts payable of $265,386, accrued expenses of $26,305, current portion of loan and note payables of $83,277, current portion of capital lease payable of $9,453, deferred revenue of $173,618, and license fees of $560,000.

As of December 31, 2016, our stockholders’ equity was $1,717,053 comprised of common stock of $23,337, additional paid in capital of $12,412,430 and accumulated deficit of $10,718,714.

Cash flows used in operating activities

For the year ended December 31, 2016, operating activities consumed $3,516,430 of cash. This was primarily the result of a net loss of $4,157,480, offset by depreciation and amortization of $172,608 and warrants granted for services of $607,906 as well as the changes in inventory of $110,180, prepaid expenses and other assets of $185,757, and accounts payable of $298,204.

Cash flows used in investing activities

Investment activities used an additional $206,767 of cash during the year ended December 31, 2016, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $45,930, payment for a note receivable of $18,290, investment in joint venture of $20,421 and acquisition of property and equipment of $122,126.

Cash flows provided by financing activities

Financing activities provided $4,815,987of cash for the year ended December 31, 2016, primarily as the result of proceeds from the issuance of convertible promissory notes of $5,855,575 and repayments of convertible promissory note and loan payables of $1,039,588.

The financial statements in this Form 10-K are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a year from the date of the financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

CRITICAL ESTIMATES AND JUDGMENTS

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments, including those related to receivables and accrued expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable based on the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of the Company’s intangible assets, the amount of stock compensation, and the amount of accrued liabilities that are not readily attainable from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 – “Summary of Significant Accounting Policies”. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Impairment of Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. The Company wrote off $58,522 of patents during the year ended December 31, 2016 and none for the year ended December 31, 2015.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2016 and net loss during the year ended December 31, 2016; the Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2017.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016. This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted. The Company does not anticipate a significant impact upon adoption.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customers requested delays in delivery or production of orders in process. Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET AND CONTRACTUAL ARRANGEMENTS

We do not have any off balance sheet or contractual arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2016: As of December 31, 2016, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of December 31, 2016 were as follows:

Name	Age	Position
Robert Davidson	49	Chairman of the Board, Chief Executive Officer
Edward Maliski	68	Chief Scientific Officer, President
Wayne Nasby	55	Chief Operating Officer
Mark Udell	39	Chief Financial Officer, Treasurer and Secretary
William Yuan	56	Director
Charles Berman	73	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

The following is a brief account of the education and business experience of the incoming directors and executive officers during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Robert Davidson, Chairman of the Board and Chief Executive Officer

Robert Davidson has served as the Chairman of the Board and Chief Executive Officer of Cure Pharmaceutical since July 2011. Prior to his role at Cure Pharmaceutical, Mr. Davidson served as President and Chief Executive Officer of InnoZen Inc., Chief Executive Officer of Gel Tech LLC, Chief Executive Officer of Bio delivery Technologies Inc., and Director of HealthSport Inc. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte oral thin film sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in OTF technology. Mr. Davidson received his B.S. degree with a concentration in Biological Life Sciences from the University of the State of New York, Excelsior College. He has a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson is also a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine and attended Post-Graduate Studies at the University of Cambridge. Mr. Davidson’s experience as our Chief Executive Officer and Chairman, and his extensive knowledge of OTF and drug delivery technologies qualifies him to serve on our Board.

Edward Maliski, PhD – President and Chief Science Officer

Dr. Edward Maliski has served as the President, Chief Science Officer and Director of Cure Pharmaceutical since July 2011. Dr. Maliski is an accomplished research scientist with 30 years of experience in the development of pharmaceutical and biotechnology products. As an executive leader and strategist, Dr. Maliski contributed his expertise in project management and chemical research to facilitate the transfer of new discoveries into pharmaceutical products for the Sterling Winthrop Research Institute, Glaxo Research Institute, Merck & Co., and Amgen Inc. Additionally, Dr. Maliski has worked with several successful start-up companies.

Wayne Nasby – Chief Operating Officer

Wayne Nasby has served as the Chief Operating Officer and director of Cure Pharmaceutical since July 2011. He has over 30 years of experience in the healthcare industry and has been recognized by industry and regulatory leaders for his proven track record in cGMP pharmaceutical regulatory compliance and innovation. Prior to Cure Pharmaceutical, Mr. Nasby served as the Vice President of Operations at InnoZen, Inc. He also served in various management positions at Amgen Inc. within quality assurance, supply chain, and corporate project management. During his twenty year tenure at Amgen, Inc., Mr. Nasby also established and directed distribution of pharmaceutical products to Asia, Australia, Europe and Puerto Rico.

Mark Udell, CPA – Chief Financial Officer and Treasurer

Mark Udell has served as the Chief Financial Officer, Treasurer and Secretary of Cure Pharmaceutical since July 2011. He is a Certified Public Accountant with over 17 years of experience in finance and accounting. Prior to Cure Pharmaceutical, Udell served as InnoZen, Inc.’s Chief Accounting Officer and Controller. He has also held the position as Auditing Manager at Green Hasson & Janks, LLP in Los Angeles. Mr. Udell received his B.A. in Business Economics with a concentration in accounting from the University of California, Santa Barbara.

William Yuan – Director

William Yuan was most recently Chairman and CEO of Fortress Hill Holdings, an Asian-based investment banking firm. With 23 years in global finance experience, he has served as a key strategist and advisor to international institutions. U.S. companies advised by Mr. Yuan include Amgen Corp., Biogen, GE Capital, Warner Brothers Studios, and Fox News. He has also guided such leading Asian institutions as Sina.com, Shanghai Petrochemicals, Jinlia Pharmaceutical and Tsingtao Beer Corp. In 1995, Mr. Yuan led Merrill Lynch Asset Management Asia, and managed one of the largest pension/retirement funds in the world, with a $488 billion portfolio under his leadership. Simultaneously, he was chairman and portfolio manager of the $1.2 billion AmerAsia Hedge Fund. In 1993, he was the founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. Prior to that, Mr. Yuan served as a senior-vice president and co-manager at Morgan Stanley Smith Barney's Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. He began his finance career at Goldman Sachs in 1983 as an investment banker in Mergers & Acquisitions. Mr. Yuan is a member of the International Who’s Who of Finance, Technology, Media and Telecom. Mr. Yuan holds a Bachelor of Science degree in Economics from Cornell University and attended Harvard University's John F. Kennedy School as a Mason Fellow. Mr. Yuan’s extensive finance, investment banking and corporate strategy background as well as his experience advising large pharmaceutical companies such as Amgen, Biogen and Jinlia Pharmaceutical qualify him to serve on our Board.

Charles Berman - Director

Most recently a former shareholder of the international law firm of Greenberg Traurig, Charles Berman has focused his practice in patent work for more than 40 years. His clients included both major corporations and smaller companies, which he represents within the U.S. and internationally. He has a degree in electrical engineering and a law degree from the University of Witwatersrand in Johannesburg, where he also started his legal career, concentrating in patent work. In 1978 Berman joined Lyon & Lyon's Los Angeles office as an associate, and then was a partner in other national law firms including Merchant & Gould of Minnesota. He is admitted to practice before the US Patent and Trademark Office, the U.S. District Court, Central District of California and the US  Supreme Court. From 1996-2000, he served as president, secretary and treasurer of the Los Angeles Intellectual Property Law Association (“LAIPLA”), and has represented LAIPLA and the California State Bar Intellectual Property Section before the U.S. Bar/European Patent Office- Liaison Council and the U.S. Bar/Japanese Patent Office- Liaison Council since 1990. Berman also has been a member of the Editorial Board of Managing Intellectual Property magazine since 1992. A board member of the American Intellectual Property Association from 1995 to 1998, he was a founding fellow of the AIPLA and served as Chair of the Fellows. Mr. Berman’s extensive work experience as a patent attorney providing legal services to major corporations and smaller companies, both within the U.S. and internationally, qualifies him to serve on our Board.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

Nominating Committee

We do not have a nominating committee. The board of directors acts as the nominating committee and members of the board participate in the discussions. If the size of the board expands, the board will reconsider the need or desirability of a nominating committee.

Compensation Committee

We do not have a compensation committee. If the size of the board expands, the board will reconsider the need or desirability of a compensation committee.

For the fiscal year ending December 31, 2016, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics Disclosure

We adopted a Code of Ethics. The code of ethics is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

The following executive compensation disclosure reflects all compensation for the periods ended December 31, 2016 and 2015, received by our principal executive officer, principal financial officer, and most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Robert Davidson (1)	2016	118,333	-	-	118,333
Chief Executive Officer and Chairman	2015	-	-	-	-

Edward Maliski (1)	2016	37,500	-	-	37,500
President, Chief Scientific Officer	2015	-	-	-	-

Wayne Nasby (1)	2016	104,792	-	-	104,792
Chief Operating Officer	2015	3,125	-	-	3,125

Mark Udell	2016	102,305	-	-	102,305
Chief Financial Officer, Treasurer and Secretary	2015	75,000	-	-	75,000

Jessica Rousset	2016	-	-	-	-
Chief Business Officer	2015	-	-	-	-

Michael Hlavsa (2)	2016	-	-	-	-
	2015	-	-	-	-

Anna Ioannou (3)	2016	-	-	-	-
	2015	-	-	-	-

_____________________

(1)

This does not include convertible promissory notes issued to such executive in connection with accrued payroll as described in “Certain Relationships and Related Transactions” under Item 2.01 “Completion of Acquisition or Disposition of Assets” in the Form 8-K filed December 13, 2016.

(2)	Michael Hlavsa resigned as the Company’s president, chief executive and treasurer on November 7, 2016.
(3)	Anna Ioannou resigned as the Company’s president, chief executive and treasurer on June 28, 2016.

Director Compensation

The table below summarizes all compensation earned by each of our directors for services performed during our fiscal year ended December 31, 2016 and 2015.

Name	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Non-qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)

Robert Davidson	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

William Yuan	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

Charles Berman	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

Anna Ioannou (1)	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

Michael Hlavsa (2)	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

_____________________

(1)	Anna Ioannou resigned as the Company’s director on June 28, 2016.
(2)	Michael Hlavsa resigned as the Company’s director on November 7, 2016.

Employment Agreements

None.

Potential Payments Upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 13, 2017 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Named Executives Officers and Directors (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)

Robert Davidson (4)	657,624	2.81%
Edward Maliski	471,131	2.02%
Wayne Nasby	522,619	2.24%
Mark Udell	442,632	1.90%
William Yuan	-	-
Charles Berman	-	-

All Executive Officers and Directors as a group (7 person)	2,094,006	8.97%

5% Shareholders
The Branstetter Group (5)	2,754,626	11.80%
Climate Change Investigation, Innovation and Investment Company, LLC (6)	3,000,000	12.86%

______________________

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1620 Beacon Place, Oxnard, California 93035.
(2)

Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

(3)

In determining percentage of outstanding, we included shares issued and outstanding, shares obligated to be issued and the securities identified (if consisting of derivative securities) as if issued. As of December 31, 2016, we had 23,336,673 shares of common stock.

(4)

535,469 of these shares are held by Robert Davidson as an individual and 122,155 of the shares are held in the name of Ronick, Inc. Robert Davidson is a director of Ronick, Inc. and may be deemed to have dispositive and voting power over such shares.

(5)	The address for this shareholder is 271 North Sepulveda, California 90266.
(6)	The address for this shareholder is 12 San Rafael Avenue, Belvedere, California 94920.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On various dates from October 31, 2014 to February 2, 2015, Cure Pharmaceutical issued convertible promissory notes to Ronick, Inc., (“Ronick”) totaling $89,000 that were due on February 25, 2016, but Ronick has agreed to extended the due date to August 31, 2016. Robert Davidson, our Chief Executive Officer and director, is a shareholder of Ronick. Interest is payable at 3% per annum and is secured by technology and patent rights. Principal and accrued interest is convertible into common stock at $4.00 per share. This conversion is subject to an adjustment if Cure Pharmaceutical sells stock or grants conversion rates at a lower price; however, Ronick has subsequently agreed to waive these conversion rights and will convert at $4.00 per share. As of October 6, 2016, Ronick has converted $35,260 of principal and unpaid accrued interest into 8,815 of common stock shares of Cure Pharmaceutical. As of October 6, 2016, Ronick converted $35,290 of principal and unpaid accrued interest into 8,822 of common stock shares of Cure Pharmaceutical.

On April 15, 2015, Cure Pharmaceutical obtained a short-term loan from Jonathan Turman in the amount of $20,000. This loan is non-interest bearing, unsecured and has no fixed terms of repayment.

On May 6, 2015, Cure Pharmaceutical obtained a short-term loan from Jonathan Turman in the amount of $4,000. This loan is non-interest bearing, unsecured and has no fixed terms of repayment.

On December 31, 2015, Cure Pharmaceutical converted $100,150 of accrued payroll for Robert Davidson into a convertible promissory note. As of October 6, 2016, Robert Davidson has converted $38,415 of principal and unpaid accrued interest into 9,604 of common stock shares of Cure Pharmaceutical. On October 17, 2016, Robert Davidson transferred his convertible promissory note to Ronick. On that same date, Ronick converted $38,449 of principal and unpaid accrued interest into 9,612 of common stock shares of Cure Pharmaceutical.

On December 31, 2015, Cure Pharmaceutical converted $94,312 of accrued payroll for Wayne Nasby, our Chief Operating Officer, into a convertible promissory note. As of October 6, 2016, Wayne Nasby has converted $48,241 of principal and unpaid accrued interest into 12,060 of common stock shares of the Cure Pharmaceutical. As of October 17, 2016, Wayne Nasby converted $48,284 of principal and unpaid accrued interest into 12,071 of common stock shares of Cure Pharmaceutical.

On December 31, 2015, Cure Pharmaceutical converted $77,250 of accrued payroll for Edward Maliski, our President and Chief Science Officer, into a convertible promissory note. As of October 6, 2016, Edward Maliski has converted $39,514 of principal and unpaid accrued interest into 9,878 of common stock shares of Cure Pharmaceutical. As of October 17, 2016, Edward Maliski converted $39,549 of principal and unpaid accrued interest into 9,887 of common stock shares of Cure Pharmaceutical.

On December 31, 2015, Cure Pharmaceutical converted $51,500 of accrued payroll for Jonathan Turman into a convertible promissory note. As of October 6, 2016, Jonathan Turman has converted $26,343 of principal and unpaid accrued interest into 6,586 of common stock shares of Cure Pharmaceutical. As of October 17, 2016, Jonathan Turman converted $26,366 of principal and unpaid accrued interest into 6,591 of common stock shares of Cure Pharmaceutical.

At December 31, 2016, one of our executive officers, Robert Davidson, had $10,992 due to him and is included in accounts payable. At December 31, 2015, two of our executive officers, Robert Davidson and Mark Udell, had $50,772 and $12,377, respectively, due to them and are included in accounts payable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended December 31, 2016 and 2015 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended December 31, 2016 and 2015.

Fee Category	2016	2015
Audit fees	$85,510	$15,000
Audit-related fees	-	-
Tax fees	3,000	-
Other fees	-	-
Total Fees	$88,510	$15,000

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2016 or 2015.

Tax Fees. Tax fees represent fees for professional services performed by RBSM LLP for the corporate tax preparation for the Federal and State.

Other fees. RBSM LLP did not receive any other fees during for the fiscal years ended December 31, 2016 or 2015.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Share Exchange and Conversion Agreement, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
3.1	Articles of Incorporation (incorporated by reference from the registrant's Registration Statement on Form S-1 filed on June 10, 2015)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2016)
3.2	Bylaws (incorporated by reference from the registrant's Registration Statement on Form S-1 filed on June 10, 2015)
3.2.1	Amendment to the Bylaws (incorporated by reference from the registrant's Current Report on Form 8-K filed on November 15, 2016)
10.1	Agreement for the Sale of Assets, dated August 19, 2016 (incorporated by reference from the registrant's Current Report on Form 8-K filed on August 26, 2016)
10.2	Form of Share Cancellation Agreement, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
10.3	Form of Warrant, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
10.4	Form of Warrant, dated December 6, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2016).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on November 15, 2016).
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)*
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

*	Filed herewith

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp.,

We have audited the consolidated balance sheets of Cure Pharmaceutical Holding Corp. and subsidiary (“The Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years in the two year period ended December 31, 2016. Cure Pharmaceutical Holding Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cure Pharmaceutical Holding Corp. and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

Henderson, Nevada

April 14, 2017

Cure Pharmaceutical Corporation

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$1,106,142	$13,352
Restricted cash	-	49,980
Accounts receivable	7,049	1,907
Note receivable	-	17,948
Inventory	81,285	191,465
Prepaid expenses and other assets	223,879	38,122
Total current assets	1,418,355	312,774
Property and equipment, net	370,648	381,830
Intellectual property and patents, net	894,510	949,725
Other assets	151,579	177,820
Total assets	$2,835,092	$1,822,149

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$265,386	$614,250
Accrued expenses	26,305	297,905
Current portion of loan payable	33,277	17,188
Current portion of notes payable	50,000	402,874
Current portion of capital lease payable	9,453	11,362
Current portion of convertible promissory notes	-	3,114,889
Current portion of related party convertible promissory notes	-	412,212
Deferred revenue	173,618	215,519
Total current liabilities	558,039	5,086,199
License Fees	560,000	560,000
Capital lease payable	-	9,453
Total liabilities	1,118,039	5,655,652

Stockholders' equity (deficit):
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,336,673 and 6,629,260 shares issued and outstanding as of December 31, 2016 and 2015, respectively	23,337	6,629
Additional paid-in capital	12,412,430	2,721,102
Accumulated deficit	(10,718,714)	(6,561,234)
Total stockholders' equity (deficit)	1,717,053	(3,833,503)
Total liabilities and stockholders' equity (deficit)	$2,835,092	$1,822,149

The accompanying notes are an integral part of these consolidated financial statements

Cure Pharmaceutical Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Revenue
Net product sales	$73,347	$150,439
Consulting research & development income	3,356	25,225
Shipping and other sales	7,462	7,766
Total revenues	84,165	183,430

Cost of goods sold	153,330	117,012
Gross profit (loss)	(69,165)	66,418
Research and development expenses	753,369	681,699
Selling, general and administrative expenses	3,103,710	920,247
Total costs and expenses	3,857,080	1,601,946
Net loss from operations	(3,926,244)	(1,535,528)
Other income (expense):
Interest income	437	199
Other income	38,460	177,892
Loss on disposal of PP&E	(3,323)	-
Other expense	(145,237)	(72,160)
Interest expense	(121,572)	(173,464)
Other income (expense)	(231,236)	(67,533)
Net loss before income taxes	(4,157,480)	(1,603,061)
Provision for income taxes	-	-
Net loss	$(4,157,480)	$(1,603,061)

Net loss per share, basic and diluted	$(0.46)	$(0.24)

Weighted average shares outstanding, basic and diluted	9,097,973	6,629,260

The accompanying notes are an integral part of these consolidated financial statements

Cure Pharmaceutical Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par	Capital	Deficit	(Deficit)

Balance, December 31, 2014	6,629,260	$6,629	$2,721,102	$(4,958,173)	$(2,230,442)
Net loss	-	-	-	(1,603,061)	(1,603,061)
Balance, December 31, 2015	6,629,260	$6,629	$2,721,102	$(6,561,234)	$(3,833,503)
Issuance of common stock for conversion of convertible promissory notes	2,380,740	2,381	2,870,626		2,873,007
Recapitalization of the Company	8,150,210	8,150	(8,150)		-
Issuance of common stock for conversion of convertible promissory notes	6,106,463	6,107	6,100,356		6,106,463
Issuance of common stock for professional services	70,000	70	69,930		70,000
Warrants granted			658,566		658,566
Net loss	-	-	-	(4,157,480)	(4,157,480)
Balance, December 31, 2016	23,336,673	$23,337	$12,412,430	$(10,718,714)	$1,717,053

The accompanying notes are an integral part of these consolidated financial statements

Cure Pharmaceutical Corporation

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities
Net loss	$(4,157,480)	$(1,603,061)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	70,000	-
Warrants granted for services	607,906	-
Depreciation and amortization	172,608	157,546
Bad debt expense	36,238	-
Loss from joint venture	(4,334)	-
Write off of intangible assets	58,522	-
Loss on disposal of PP&E	3,323	-
Change in other assets and liabilities:
Restricted cash	49,980	(49,980)
Accounts receivable	(5,142)	112,891
Inventory	110,180	(12,982)
Prepaid expenses and other assets	(185,757)	6,119
Other assets	50,996	108,384
Accounts payable	(298,204)	291,585
Accrued expenses	16,635	348,810
Deferred revenue	(41,901)	(121,404)
License fees	-	360,000
Net cash used in operating activities	(3,516,430)	(402,092)

Cash flows from investing activities
Advance of note receivable	(18,290)	(17,948)
Purchase in intangible assets	(45,930)	(66,031)
Payment to investment	(20,421)	-
Acquisition of property and equipment, net	(122,126)	(186,395)
Net cash used in investing activities	(206,767)	(270,374)

Cash flows from financing activities
Proceeds from loan	5,855,575	813,009
Loan repayments	(1,028,226)	(121,333)
Capital lease payments	(11,362)	(10,064)
Net cash provided by financing activities	4,815,987	681,612

Net increase (decrease) in cash and cash equivalents	1,092,790	9,146
Cash and cash equivalents, beginning of period	13,352	4,206
Cash and cash equivalents, end of period	$1,106,142	$13,352

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$93,001	$67,211
Income taxes	$-	$-

Non-cash financing activities:
Convertible promissory notes and accrued interest converted to common stock	$8,979,470	$-
Warrants granted as payment for accounts payable	$50,660	$-
Accrued expenses converted to convertible promissory notes	$-	$323,212
Deferred revenue converted to note payable	$-	$285,200

The accompanying notes are an integral part of these consolidated financial statements

CURE PHARMACEUTICAL HOLDING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business

Cure Pharmaceutical Holding Corp (the “Company”), formally known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to Cure Pharmaceutical Holding Corp.

On November 7, 2016, the Company, in a reverse take-over transaction, acquired Cure Pharmaceutical Corporation (“Cure Pharmaceutical”), a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among the Company and a holder of a majority of the issued and outstanding capital stock of the registrant prior to the closing (the “Majority Stockholder”), on the one hand, and Cure Pharmaceutical a California corporation, all of the shareholders of Cure Pharmaceutical’s issued and outstanding share capital (the “Cure Pharm Shareholders”) and the holders of certain convertible promissory notes of Cure Pharmaceutical (“Cure Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.” As a result of the Share Exchange, Cure Pharmaceutical became a wholly owned subsidiary of the Company, and the Cure Pharm Shareholders and Cure Pharm Noteholders became the controlling shareholders of the Company.

For accounting purposes, Cure Pharmaceutical shall be the surviving entity. The transaction is accounted for using the reverse acquisition method of accounting. As a result of the recapitalization and change in control, Cure Pharmaceutical is the acquiring entity in accordance with ASC 805, Business Combinations.

Cure Pharmaceutical Holding Corp is a specialty pharmaceutical and bioscience company with a focus in drug delivery technologies. Cure leverages novel drug delivery technologies to develop and commercialize new applications of proven therapeutics through Oral Thin Film (“OTF”) via our proprietary patented CureFilm™ Technology as well as through transdermal applications. Our micro encapsulation of drug actives in our CureFilm™ Technology allows for a higher volume of an active and if required, multiple actives to be produced on a single oral thin film strip.

The Company is focused on partnering with pharmaceutical and biotech companies seeking to deliver drug actives utilizing and benefitting from our proprietary OTF and transdermal applications and when preferable to take our own products from clinical process to commercialization. We are focused on both the human and veterinary prescription, OTC and nutraceutical markets. Cure represents the complete solution for OTF drug delivery therapeutics from inception to finished product utilizing our CGMP/FDA registered manufacturing facility and processes.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Cure Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiary, Cure Pharmaceutical Corporation (“Cure”), collectively referred to as (“Cure”, “we”, “us”, “our” or the “Company” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2016 and 2015 included in these estimates are assumptions about collection of accounts receivable, and useful life of fixed, intangible assets, tax valuation analysis, and warrant fair values.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015 the Company had no cash equivalents. At December 31, 2016 and 2015, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

Investment in Associates

An associate is an entity over which the Company has significant influence through a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but not control or have joint control over those policies.

The results of assets and liabilities of associates are incorporated in the consolidated financial statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company’s share of the net assets of the associate, less any impairment in the value of the investment. Losses of an associate in excess of the Company’s interest in that associate are not recognized. Additional losses are provided for, and a liability is recognized, only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the associate.

Any excess of the cost of acquisition over the Company’s share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment.

On January 8, 2016, the Company received 50% ownership in Cure Innovations, Inc (“CI”). CI was created in 2015 by IncuBrands Studio, Inc (“IncuBrands”). The Company and IncuBrands each own 50% of the common stock of CI. The Company and IncuBrands entered into a Joint Venture agreement in 2013 to distribute several OTF products utilizing IncuBrands marketing and contacts in various industries as well as utilize the Company’s technology and capabilities of manufacturing OTF’s.

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CureFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of December 31, 2016, the Company has not contributed any funds to the Joint Venture.

Capitalization of Property and Equipment

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred. Depreciation has been provided using the straight-line method on the following estimated useful lives:

Manufacturing equipment	5-7 Years
Computer and other equipment	3-7 Years
Leasehold Improvements	Lesser of useful life or the term of the lease

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. The Company believes that these criteria are satisfied upon shipment from our facility. Freight billed to customers is presented as revenues, and the related freight costs are presented as cost of goods sold. Deferred revenue is recognized when earned and all significant obligations have been satisfied.

Accounts receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $12,000 and $1,813 for the years ended December 31, 2016 and 2015, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes and are charged to research and development expenses as incurred.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Basic and diluted loss per share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, which consist of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2016 of $10,718,714. The Company had a working capital of $860,316 as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2017.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through borrowing and/or sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2016 and 2015, the Company has determined that there were no assets or liabilities measured at fair value.

Inventory

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. Finished goods include the cost of labor to assemble the items.

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2016 and 2015, our qualitative analysis of long-lived assets did not indicate any impairment.

Concentrations of Credit Risk

In the normal course of business, the Company provided credit terms to its customers; however, collateral was not required. Accordingly, the Company performed credit evaluations of its customers and maintained allowances for possible losses which, when realized, were within the range of management’s expectations. From time to time, a higher concentration of credit risk existed on outstanding accounts receivable for a select number of customers due to individual buying patterns.

Cost of Sales

Cost of sales includes the purchase cost of products sold and all costs associated with getting the products to our customers, including transportation costs.

Shipping Costs

Shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the company are recorded in selling, general and administrative expenses.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties shall be recorded at fair value of the goods or services exchanged.

Segment Reporting

Segment identification and selection is consistent with the management structure used by the Company’s chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company’s chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregate basis.

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016. This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted. The Company does not anticipate a significant impact upon adoption.

Note 3 - Accounts Receivable

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2016	December 31, 2015

Trade accounts receivable	$7,049	$1,907
Less allowances	-	-
Total accounts receivable, net	$7,049	$1,907

Note 4 - Concentration of Credit Risk

Accounts receivable

As of December 31, 2016, 2 customers accounted for 100% of the Company’s accounts receivable. As of December 31, 2015, one customer accounted for 100% of the Company’s accounts receivable.

Major customers

For the year ended December 31, 2016, three customers accounted for approximately 96% of the Company’s revenues. For the year ended December 31, 2015, four customers accounted for approximately 81% of the Company’s revenues. Substantially all of the Company’s business is with companies in the United States.

Note 5 - Inventory

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market.

The carrying value of inventory consisted of the following:

	December 31, 2016	December 31, 2015

Raw Materials	$68,047	$75,800
Packaging Components	84,927	88,454
Work-In-Process	17,406	27,211
Finished Goods	-	-
	170,380	191,465
Reserve for Obsolescence	(89,095)	-
Total inventory	$81,285	$191,465

Note 6 – Property and Equipment and Intangible Assets

As of December 31, 2016 and 2015, property and equipment and intangible assets consisted of the following:

	December 31, 2016	December 31, 2015

Manufacturing equipment	$769,074	$701351
Computer and other equipment	116,747	71,118
Leasehold improvements	36,066	30,616
Less accumulated depreciation	(551,239)	(421,255)
Property and Equipment, net	$370,648	$381,830

Depreciation expense for the years ended December 31, 2016 and 2015 was $129,985 and $116,286, respectively, which includes depreciation of $8,640 for capitalized leased assets for the years ended December 31, 2016 and 2015. The total amount of property held under a under a capital lease was $43,201 as of December 31, 2016 and 2015. Accumulated depreciation for property held under capital leases were $28,537 and $19,897 as December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015

Intellectual Property	$814,582	$814,582
Patents	175,047	187,598
Less accumulated amortization	(95,119)	(52,455)
Intangible assets, net	$894,510	$949,725

The Company incurred $45,930 and $66,031 of legal patent costs that were capitalized during the years ended December 31, 2016 and 2015, respectively. The Company wrote off $58,522 of intangibles during the year ended December 31, 2016 and none during the year ended December 31, 2015. Amortization expense for the years ended December 31, 2016 and 2015 was $42,663 and $41,260, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2017	$42,663
2018	42,663
2019	42,663
2020	42,663
2021	42,663
Thereafter	542,926
Total Amortization	$756,241

Note 7 – Note Receivable

Note receivable consists of the following at December 31, 2016 and 2015:

	2016	2015

The note receivable is a promissory note with a company bearing an interest rate of 8% per annum, principal and accrued and unpaid interest is payable on demand of the Company any time before November 11, 2016 or by November 11, 2016 if no demand is made prior to such date. This note has been written off in 2016.	$17,948	$17,948
The note receivable is a promissory note with a company bearing an interest rate of 8% per annum, principal and accrued and unpaid interest is payable on demand of the Company any time before March 29, 2017 or by March 29, 2017 if no demand is made prior to such date. This note has been written off in 2016.	18,290	-
	36,238	17,948
Less allowances	(36,238)	-
Current portion of note receivable	-	17,948
Note receivable, less current portion	$-	$-

Note 8 - Related Party Transactions

On various dates from October 31, 2014 to February 2, 2015, the Company issued convertible promissory notes to Ronick totaling $89,000 that are due on February 25, 2016. Robert Davidson is a shareholder of Ronick. Interest is payable at 3% per annum and is secured by technology and patent rights. Principal and accrued interest is convertible into common stock at $4.00 per share. This conversion is subject to an adjustment if the Company sells stock or grants conversion rates at a lower price; however, Ronick has subsequently agreed to waive these conversion rights and will convert at $4.00 per share.

On April 15, 2015, the Company obtained a short-term loan from Jonathan Turman in the amount of $20,000. This loan is non-interest bearing, unsecured and has no fixed terms of repayment.

On May 6, 2015, the Company obtained a short-term loan from Jonathan Turman in the amount of $4,000. This loan is non-interest bearing, unsecured and has no fixed terms of repayment.

On December 31, 2015, the Company converted $100,150 of accrued payroll for Robert Davidson into a convertible promissory note. (see Note 13). On October 6, 2016, this convertible promissory note along with unpaid accrued interest converted into common stock shares of the Company at $4.00 per share.

On December 31, 2015, the Company converted $94,312 of accrued payroll for Wayne Nasby into a convertible promissory note. (see Note 13). On October 6, 2016, this convertible promissory note along with unpaid accrued interest converted into common stock shares of the Company at $4.00 per share.

On December 31, 2015, the Company converted $77,250 of accrued payroll for Edward Maliski into a convertible promissory note. (see Note 13). On October 6, 2016, this convertible promissory note along with unpaid accrued interest converted into common stock shares of the Company at $4.00 per share.

On December 31, 2015, the Company converted $51,500 of accrued payroll for Jonathan Turman into a convertible promissory note. (see Note 13). On October 6, 2016, this convertible promissory note along with unpaid accrued interest converted into common stock shares of the Company at $4.00 per share.

At December 31, 2016, one of our executive officers, Robert Davidson, had $10,992 due to him and is included in accounts payable. At December 31, 2015, two of our executive officers, Robert Davidson and Mark Udell, had $50,772 and $12,377, respectively, due to them and are included in accounts payable.

Note 9 – Capital Lease Obligations

In 2013, the Company entered into a capital lease agreement for manufacturing equipment. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

Years Ending December 31, 2017	$9,906

Total Minimum Lease Payments	9,906

Less: Amount Representing Interest	(453)

Present Value of Net Minimum Lease Payments	9,453

Less: Current Obligations	(9,453)

Non-Current Obligations Under Capital Leases	$-

Note 10 – Loan Payable

Loan payable consist of the following at December 31, 2016 and 2015:

	2016	2015
Note to a company due September 29, 2017 including interest at 13,25% per annum; unsecured; interest due monthly	$33,277	$-
Note to a company due September 29, 2016 including interest at 11.49% per annum; unsecured; interest due monthly	-	17,188
Note to a former officer that was non-interest bearing and had no set maturity date	-	4,032
Current portion of loan payable	33,277	21,220
Loan payable, less current portion	$-	$-

Note 11 – Notes Payable

Notes payable consist of the following at December 31, 2016 and 2015:

	2016	2015

Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	$50,000	$50,000
Note to a company due October 14, 2016; interest payable at 5% per annum, secured by all assets of the company (excluding patents and intellectual property); principal and interest totaling $5,000 due weekly	-	197,874
Note to a company with no fixed maturity date; interest payable at 10% per month, secured by certain equipment of the company; accrued and unpaid interest due monthly	-	70,000
Note to a company due November 9, 2016; interest payable at 5% per annum, unsecured; principal and accrued and unpaid interest payable any time before November 9, 2016	-	85,000
		402,874
Current portion of loan payable	50,000	402,874
Loan payable, less current portion	$-	$-

Note 12 – Convertible Promissory Notes

Convertible promissory notes consist of the following at December 31, 2016 and 2015:

	2016	2015

Convertible promissory notes totaling $2,372,000 due February 25, 2016; interest payable at 3% annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $4.00 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price; however, holders of notes have subsequently agreed to waive these conversion rights and will convert at $4.00 per share); accrued interest due on February 25, 2016 (maturity date has been extended to August 31, 2016, but now is in default), on October 6, 2016 a portion of these notes were converted to common stock and the remaining portion of these notes were converted on November 7, 2016

	$-	$2,283,000

Convertible promissory notes totaling $250,000 to a company due February 25, 2016 including interest at 5% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $4.00 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price; however, holders of notes have subsequently agreed to waive these conversion rights and will convert at $4.00 per share); accrued interest due February 25, 2016 (maturity date has been extended to August 31, 2016, but now is in default), on October 6, 2016 a portion of these notes were converted to common stock and the remaining portion of these notes were converted November 7, 2016

	-	250,000
Convertible promissory notes totaling $235,000 due on various dates from November 10, 2016 to December 30, 2016; interest payable at 1% annum; unsecured; principal and accrued interest automatically convertible into common stock at $1.00 per share upon closing of a merger; accrued interest due on various dates from November 16, 2016 to December 30, 2016 (if on or prior to the maturity date, the Company completes a merger, then all accrued and unpaid interest due under these notes shall be waived)	-	235,000
Convertible promissory notes of $194,135 due June 7, 2013 (in default) and $22,754 due August 8, 2014 (in default); interest payable at 8% annum and a default rate of 12% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $5.50 per share, however, holders of these notes have subsequently agreed to convert at $4.00 per share; accrued interest due on June 7, 2013 not paid (13 holders) and accrued interest due on August 8, 2014 (4 holders), on October 6, 2016 these notes were converted to common stock.	-	216,889

Convertible promissory notes totaling $80,000 to a company due February 25, 2016 including interest at 3% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $4.00 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price; however, holders of notes have subsequently agreed to waive these conversion rights and will convert at $4.00 per share); accrued interest due February 25, 2016 (maturity date has been extended to August 31, 2016, but now is in default), on October 6, 2016 a portion of these notes were converted to common stock and the remaining portion of these notes were converted on November 7, 2016

	-	80,000
	-	3,064,889
Current portion of convertible promissory notes	-	3,064,889
Convertible promissory notes, less current portion	$-	$-

Note 13 – Related Party Convertible Promissory Notes

Related party convertible promissory notes consist of the following at December 31, 2016 and 2015:

	2016	2015

Convertible promissory notes totaling $323,212 to related parties due December 31, 2016 including interest at 3% per annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $4.00 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price; however, holders of notes have subsequently agreed to waive these conversion rights and will convert at $4.00 per share); accrued interest due December 31, 2016, on October 6, 2016 a portion of these notes were converted to common stock and the remaining portion of these notes were converted on November 7, 2016

	$-	$323,212

Convertible promissory note totaling $89,000 due February 25, 2016; interest payable at 3% annum; secured by technology and patent rights; principal and accrued interest convertible into common stock at $4.00 per share (subject to adjustment if the Company sells stock or grants conversion rates at a lower price; however, holders of notes have subsequently agreed to waive these conversion rights and will convert at $4.00 per share); accrued interest due on February 25, 2016 (maturity date has been extended to August 31, 2016, but now is in default), on October 6, 2016 a portion of these notes were converted to common stock and the remaining portion of these notes were converted on November 7, 2016

	-	89,000
	-	412,212
Current portion of related party convertible promissory notes	-	412,212
Related party convertible promissory note, less current portion	$-	$-

Note 14 – Warrant Agreements

The Company issued from November 15, 2016 to December 8, 2016 1,781,447 warrants granted in connection with the issuance of shares of common stock and reverse merger, 2,560,000 warrants granted in connection with consulting services received and 50,660 warrants granted to settle an accounts payable balance. Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s stock option activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2015	-	-	-
Granted	4,392,107	1.97	6.17
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2016	4,392,107	1.97	6.17
Exercisable at December 31, 2016	2,190,665	1.99	4.89

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $2.00	4,392,107	6.17	$1.97	2,190,665	$1.99
	4,392,107	6.17	$1.97	2,190,665	$1.99

The weighted-average fair value of warrants granted to during the year ended December 31, 2016 and 2015, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2016	December 31, 2015
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.83%	-%
Expected stock price volatility	84.42%	-%
Expected dividend payout	-	-
Expected option life (in years)	3	-
Expected forfeiture rate	0%	-%

Note 15 - Stockholders’ Equity (Deficit)

The Company is authorized to issue is 75,000,000 shares of common stock with $0.001 par value.

The Company approved a 3.6-for-1 forward stock split of the issued and outstanding shares of Common Stock of the Company, as of July 21, 2016.

On November 7, 2016, the Company issued 9,010,000 restricted shares of its common stock to Cure Pharmaceutical Corporation Shareholders in the aggregate, in exchange for 2,718,253 shares of Cure Pharmaceutical's common stock held by them, representing 100% of the then issued and outstanding common stock of Cure Pharmaceutical (the “Share Exchange”). In connection with the Share Exchange, the Majority Stockholder agreed to cancel 16,181,400 shares of Common Stock of the Company in exchange for a warrant (the “Majority Stockholder Warrant”) to purchase up to 1,640,305 shares of Common Stock of the registrant at an exercise price of $2.00 per share and with an exercise period of four years commencing on the date of issuance of the warrant. In addition, one other shareholder of the registrant entered into a share cancellation agreement with the registrant whereby such shareholder agreed to cancel 652,390 shares of the Company's common stock at the closing of the Share Exchange.

On November 7, 2016, the Company issued a total of 6,106,463 common shares for converting convertible promissory notes in the aggregate principal amount of $6,106,463, at a conversion price of $1.00 per share.

On November 23, 2016, the Company issued a total of 70,000 common shares for payment of legal services performed in connection to the Share Exchange.

As of December 31, 2016 and 2015, there were 23,336,673 and 6,629,260, respectively, shares of the Company’s common stock issued and outstanding.

Note 16 - Income Taxes

The Company utilizes FASB ASC740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forwards. Based upon Management’s evaluation, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the benefit derived from net operating loss carry-forwards.

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company does not have any uncertain tax positions.

The total deferred tax asset is calculated by multiplying a domestic (US) 34 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards of approximately $10,790,876, which expire through 2036. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

The provision for incomes taxes for the years ending December 31 is as follows:

	2016	2015
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows:

	2016	2015
Deferred income tax assets
Net operating loss carryforward	$4,622,321	$2,829,112
Deferred revenue	74,378	92,329
Allowance for doubtful accounts	15,524	-
Accrued expenses	8,699	9,354
Total deferred tax assets	4,720,922	2,930,795

Deferred income tax liabilities
State income taxes	(329,222)	(203,697)
Depreciation and amortization	(23,120)	(22,422)
Valuation allowance	(4,368,580)	(2,704,676)
Total deferred tax liabilities	(4,720,922)	(2,930,795)

Deferred income tax, net	$-	$-

Note 17 - Commitments and Contingencies

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, California 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease at $19,415 per month.

The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, California 93033, which contains approximately 6,547 square feet. The Company is currently on a month-to-month lease at $4,330 per month.

Total rent expense for the years ended December 31, 2016 and 2015 was $286,539 and $247,326, respectively.

Note 18 - Subsequent Events

On March 15, 2017 (the “Effective Date”), the Company entered into an employment agreement with Jessica Rousset (“Executive”) to serve as the Company’s Chief Business Officer with such customary responsibilities, duties and authority normally associated with such position. In the performance of such duties, the Executive shall report to the Board of Directors and shall receive a base salary at a rate of $145,000 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. The Company’s Board shall review the Executive’s salary at least once a year and shall increase her salary if, in the sole discretion of the Board, an increase is warranted. The term of employment under the employment agreement (the “Term”) shall commence on the Effective Date and continue for a period of one year, unless terminated in accordance with Section 3 of the employment agreement. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either the Executive or the Company.

On April 5, 2017, the Company amended the Warrant Agreement to warrant holder dated December 8, 2016 whereas all or any part of this Warrant shall be exercisable by the registered Holder at any time and from time to time from and after the Original Issue Date, and through and including 5:30 P.M., U.S. Pacific Standard Time, on the Expiration Date. At 5:30 P.M., U.S. Pacific Standard time on the Expiration Date, the portion of this Warrant not exercised prior thereto shall be and become void and of no value. In addition, whenever the Company proposes to register any of its securities under the Securities Act, the Company will give prompt written notice to the Holder of its intention to effect such registration and will include in such registration all Warrant Shares with respect to which the Company has received a written notice from the Holder for inclusion therein within 15 days after the receipt of the Company’s notice. The Company will pay, or cause to be paid, the registration expenses of the Holder in all piggyback registrations. These piggyback registration rights shall be effective only upon the earlier of: (1) the Company’s Uplisting or (2) November 15, 2017, the one year anniversary of the Company’s merger transaction

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

Date: April 17, 2017	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

	By:	/s/ Mark Udell
Mark Udell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 17, 2017, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Robert Davidson	Chief Executive Officer, Chairman of the Board and Director
Robert Davidson
/s/ Mark Udell	Chief Financial Officer, Treasurer and Secretary Principal Financial Officer and Principal Accounting Officer
Mark Udell
/s/ William Yuan	Director
William Yuan
/s/ Charles Berman	Director
Charles Berman

24