Form 10-Q
period 2017-03-31
Cure Pharmaceutical Holding Corp.
filed 2017-05-15
CIK 1643301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	2673	37-1765151
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1620 Beacon Place, Oxnard, California 93033

(Address of principal executive offices)

(805) 824-0410

(Issuer’s telephone number)

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

On May 12, 2017, we had 23,351,252 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$460,902	$1,106,142
Accounts receivable	38,138	7,049
Inventory	79,358	81,285
Prepaid expenses and other assets	702,341	223,879
Total current assets	1,280,739	1,418,355
Property and equipment, net	352,525	370,648
Intellectual property and patents, net	894,689	894,510
Other assets	147,529	151,579
Total assets	$2,675,482	$2,835,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,981	$265,386
Accrued expenses	29,921	26,305
Current portion of loan payable	22,548	33,277
Current portion of note payable	50,000	50,000
Current portion of capital lease payable	6,390	9,453
Deferred revenue	183,938	173,618
Total current liabilities	586,778	558,039
License Fees	560,000	560,000
Total liabilities	1,146,778	1,118,039

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,336,673 shares issued and outstanding as of March 31, 2017 and December 31, 2016	23,337	23,337
Additional paid-in capital	14,214,423	12,412,430
Stock payable	630,000	-
Accumulated deficit	(13,339,056)	(10,718,714)
Total stockholders’ equity	1,528,704	1,717,053
Total liabilities and stockholders’ equity	$2,675,482	$2,835,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Revenue
Net product sales	$27,497	$28,511
Consulting research & development income	4,448	-
Shipping and other sales	-	98
Total revenues	31,945	28,609

Cost of goods sold	35,550	27,165
Gross profit (loss)	(3,605)	1,443
Research and development expenses	219,620	127,352
Selling, general and administrative expenses	2,402,547	293,436
Total costs and expenses	2,622,167	420,788
Net loss from operations	(2,625,772)	(419,345)
Other income (expense):
Interest income	4	366
Other income	8,571	10,071
Loss on disposal of PP&E	-	(3,323)
Other expense	(994)	(12,143)
Interest expense	(2,151)	(51,718)
Other income (expense)	5,430	(56,746)
Net loss before income taxes	(2,620,342)	(476,091)
Provision for income taxes	-	-
Net loss	$(2,620,342)	$(476,091)

Net loss per share, basic and diluted	$(0.11)	$(0.07)

Weighted average shares outstanding, basic and diluted	23,336,673	6,629,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,620,342)	$(476,091)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,258	37,173
Loss from joint venture	994	2,040
Loss on disposal of PP&E	-	3,323
Amortization of prepaid stock –based compensation	115,644	-
Warrants issued for services	1,801,993	-
Change in other assets and liabilities:
Restricted cash	-	(50,000)
Accounts receivable	(31,089)	(5,576)
Inventory	1,927	3,757
Prepaid expenses and other assets	35,894	(14,598)
Other assets	8,056	18,159
Accounts payable	28,595	(204,823)
Accrued expenses	3,616	25,227
Deferred revenue	10,320	(10,434)
Net cash used in operating activities	(596,134)	(671,843)

Cash flows from investing activities
Advanced on note receivable	-	(18,290)
Purchase in intangible assets	(11,000)	(14,965)
Payment to joint venture investment	(5,000)	(20,421)
Acquisition of property and equipment, net	(19,314)	(28,898)
Net cash used in investing activities	(35,314)	(82,574)

Cash flows from financing activities
Proceeds from loan	-	1,046,960
Loan repayments	(10,729)	(131,266)
Capital lease payments	(3,063)	(2,713)
Net cash provided (used) by financing activities	(13,792)	912,981

Net increase (decrease) in cash and cash equivalents	(645,240)	158,564
Cash and cash equivalents, beginning of period	1,106,142	13,352
Cash and cash equivalents, end of period	$460,902	$171,916

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$2,151	$19,344
Income taxes	-	-

Non-cash financing activities:
Common stock to be issued for prepaid expense	$514,356	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cure Pharmaceutical Holding Corp (the “Company”), formally known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to Cure Pharmaceutical Holding Corp.

On November 7, 2016, the Company, in a reverse take-over transaction, acquired Cure Pharmaceutical Corporation (“Cure Pharmaceutical”), a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among the Company and a holder of a majority of the issued and outstanding capital stock of the registrant prior to the closing (the “Majority Stockholder”), on the one hand, and Cure Pharmaceutical, a California corporation, all of the shareholders of Cure Pharmaceutical’s issued and outstanding share capital (the “Cure Pharm Shareholders”) and the holders of certain convertible promissory notes of Cure Pharmaceutical (“Cure Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.” As a result of the Share Exchange, Cure Pharmaceutical became a wholly owned subsidiary of the Company, and the Cure Pharm Shareholders and Cure Pharm Noteholders became the controlling shareholders of the Company.

For accounting purposes, Cure Pharmaceutical shall be the surviving entity. The transaction is accounted for using the reverse acquisition method of accounting. As a result of the recapitalization and change in control, Cure Pharmaceutical is the acquiring entity in accordance with ASC 805, Business Combinations.

Cure Pharmaceutical Corporation is a specialty pharmaceutical and bioscience company with a focus in drug delivery technologies. Cure leverages novel drug delivery technologies to develop and commercialize new applications of proven therapeutics through Oral Thin Film (“OTF”) via our proprietary patented CureFilm™ Technology as well as through transdermal applications. Our micro encapsulation of drug actives in our CureFilm™ Technology allows for a higher volume of an active and if required, multiple actives to be produced on a single oral thin film strip.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Cure Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiary, Cure Pharmaceutical Corporation (“Cure”), collectively referred to as (“Cure”, “we”, “us”, “our” or the “Company” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 and 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2017 and December 31, 2016, the Company had no cash equivalents. At March 31, 2017 and December 31, 2016, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

Investment in Associates

An associate is an entity over which the Company has significant influence through a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but not control or joint control over those policies.

The results of assets and liabilities of associates are incorporated in the condensed consolidated financial statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company’s share of the net assets of the associate, less any impairment in the value of the investment. Losses of an associate in excess of the Company’s interest in that associate are not recognized. Additional losses are provided for, and a liability is recognized, only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the associate.

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

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2017. For the year ended December 31, 2016, the Company wrote off $58,522 of patents.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $1,876 for the three months period ended March 31, 2017 and none for the three month period ended March 31, 2016.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred.

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

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at March 31, 2017 of $13,339,056. The Company had a working capital of $693,961 as at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2017.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard became effective for the Company on January 1, 2017. The adoption of this standard did not have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$65,631	$68,047
Packaging components	83,030	84,927
Work-in-process	19,578	17,406
Finished goods	-	-
	168,239	170,380
Reserve for obsolescence	(88,881)	(89,095)
Total inventory	$79,358	$81,285

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 4 – LOAN PAYABLE

Loan payable consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Note to a company due September 29, 2017 including interest at 13.25% per annum; unsecured; interest due monthly	$22,548	$33,277
Current portion of loan payable	22,548	33,277
Loan payable, less current portion	$-	$-

NOTE 5 – NOTE PAYABLE

Notes payable consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016

Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	$50,000	$50,000

	50,000	50,000
Current portion of loan payable	50,000	50,000
Loan payable, less current portion	$-	$-

NOTE 6 – WARRANT AGREEMENTS

On January 3, 2017, the Company issued 1,300,000 warrants in connection with commissions earned in relation to the Company’s Private Label Exclusive Distribution and License agreement with Red Barn Pet Products, LLC. Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2016	4,392,107	1.97	6.17
Granted	1,300,000	2.00	0.76
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2017	5,692,107	1.98	6.15
Exercisable at March 31, 2017	3,490,665	1.99	3.20

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $2.00	5,692,107	6.15	$1.98	3,628,256	$1.99
	5,692,107	6.15	$1.98	3,628,256	$1.99

The weighted-average fair value of warrants granted to during the three months ended March 31, 2017 and year ended December 31, 2016, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2017	December 31, 2016
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.93%	1.83%
Expected stock price volatility	81.28%	84.42%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 7 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2017 and December 31, 2016, there were 23,336,673, shares of the Company’s common stock issued and outstanding.

Common Share Issuances

As of March 31, 2017, the Company agreed to issue 300,000 common stock shares at $2.10 per share for consulting services to be performed over a one year period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, CA 93033, which contains approximately 6,547 square feet. The Company is currently on a month-to-month lease.

Total rent expense for the three month periods ended March 31, 2017 and 2016 was $72,400 and $71,968, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On April 7, 2017, the Company entered into an agreement with an investor relations firm where the Company issued 14,579 shares of restricted common stock at $6.86 per share for investor relation services to be performed over a 12 month period.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

On April 15, 2017 (the “Effective Date”), the Company entered into an employment agreement with Richard Serbin (“Executive”) to serve as the Company’s Head of Global Corporate Development with such customary responsibilities, duties and authority normally associated with such position. In the performance of such duties, the Executive shall report to the Chief Executive Officer and shall receive a base salary at a rate of $150,000 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. On the Effective Date, the Company will grant to Executive an award representing 125,000 shares of restricted stock of the Company (the “Shares”) which Shares will vest as long as Executive is employed by the Company with 15,625 shares vesting every three months beginning on the three-month anniversary of the Effective Date and every three months thereafter. The term of employment under the employment agreement (the “Term”) shall commence on the Effective Date and continue for a period of one year, unless terminated in accordance with Section 3 of the employment agreement. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either the Executive or the Company.

On April 24, 2017, the Company entered into an agreement with a consultant where the Company is to issue 100,000 shares of restricted common stock at $7.00 per share for consulting services to be performed over a 6 month period.

On April 27, 2017, the Company received $650,000 by issuing a senior secured promissory note (“Promissory Note”) to a company that is due August 27, 2017 (“Maturity Date”). The Promissory Note carries an original issue discount (“OID”) of $10,000 which amount is included in the Promissory Note. No interest shall accrue on this Promissory Note unless the Promissory Note is not repaid by the Maturity Date at which the Promissory Note shall accrue interest at 10% per annum. The Promissory Note is secured by the Company’s intellectual property.

On May 1, 2017, the Company paid $642,500 to initiate a research project with Technion Research & Development Foundation Ltd. (“TRDF”) and Cannakids. The research project to be performed by TRDF will perform studies regarding the effectiveness of certain cannabinoid strain extracts for specific genetic sub-types of cancer. The final terms of the research project shall be completed by the end of May 2017.

On May 9, 2017, the Company amended the Warrant Agreements to Burge Capital, LLC and Thaos Capital, LLC dated November 15, 2016 and Zaisan Wealth Builders Inc dated December 8, 2016 whereas all or any part of these Warrants shall be exercisable by the registered Holder at any time and from time to time from and after the Original Issue Date, and through and including 5:30 P.M., U.S. Pacific Standard Time, on the Expiration Date. At 5:30 P.M., U.S. Pacific Standard time on the Expiration Date, the portion of these Warrant not exercised prior thereto shall be and become void and of no value. In addition, whenever the Company proposes to register any of its securities under the Securities Act, the Company will give prompt written notice to the Holders of its intention to effect such registration and will include in such registration all Warrant Shares with respect to which the Company has received a written notice from the Holder for inclusion therein within 15 days after the receipt of the Company’s notice. The Company will pay, or cause to be paid, the registration expenses of the Holder in all piggyback registrations. These piggyback registration rights shall be effective only upon the earlier of: (1) the Company’s Uplisting or (2) November 15, 2017, the one year anniversary of the Company’s merger transaction.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS

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

Our Product

CureFilm™ Technology and Value Proposition

Typical forms of drug delivery that consumers have been familiar with over the years, include tablets, capsules, chewables, gummies, and more recent developments, such as melts and sublingual drops and sprays. We believe that we are one of the companies at the forefront of OTF drug delivery technology. Our OTF product is about the size of a postage stamp using a matrix that maximizes the amount of “active” drug that can be delivered via OTF.

Our CureFilm™ Technology consists of patented, patent pending and trade secrets in two areas: OTF – Core Technology, Sublingual Technology and Transdermal (skin) Technology.

Our proprietary multi-layer CureFilm™ allows dosages of many pharmaceutical, OTC and nutraceutical products to be put onto a small strip applied to the cheek (buccal), or under the tongue (sublingual). We believe that what sets us apart from the competition is our proprietary patented CureFilm™ Technology, multi-layer systems and formulation technologies that:

•	Consists of two components - a liquid-based film layer that contains and stabilizes the active ingredients, and a powder matrix layer.
•	Provides improved stability as well as delivery of active ingredients.
•	Contains functional qualities to include extra flavoring ingredients, pliability enhancers, and mucosal permeation enhancers.

In a two-layer strip, the layers are designed to work together, in combination with the powder composition. The powder composition can be varied, as can the muco-adhesion properties of the strips, to alter the dissolution and absorption rates of the medicament. A complete multilayer system allows for increased stability, higher loading of active ingredients, and increased taste and palatability.

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

Clinical Development

We partner with pharmaceutical companies looking for new methods to deliver drug actives. Under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, (“(505)(b)(2)”) the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination. The 505(b)(2) pathway is also the regulatory approach to be followed if an applicant intends to file an application for a product containing a drug that is already approved by the FDA for a certain indication and for which the applicant is seeking approval for a new indication or for a new use, the approval of which is required to be supported by new clinical trials, other than bioavailability studies. We have implemented a strategy under which we actively look for such so-called “repurposing opportunities” and determine whether our proprietary CureFilm™ Technology adds value to the product.

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

The OTF manufacturing industry is relatively new, having only emerged over the last ten years. Although currently there are just a handful of current players within this industry, we expect that we will be subject to competition from numerous other companies that currently operate or are planning to enter the markets in which we compete. To date, among manufacturers of OTF, some medications that either are or have been available by OTF manufacturers in the marketplace include:

•	Zuplenz (the first oral soluble film approved by the FDA as a prescription medication)
•	Benadryl (diphenhydramine product and anti-histamine used for allergies and mild sedative)
•	Gas-X (simethicone product for bloating, gas, and gastrointestinal complaint)
•	Melatonin PM (hormonal product sold as a “dietary supplement” marketed for insomnia)
•	Orajel Kids (benzocaine product for dental pain)
•	Suboxone (buprenorphine and naloxone fixed dosage combination product for opioid addiction)
•	Subutex (buprenorphine product for opioid addiction)
•	Sudafed (phenylephrine or pseudoephedrine product for nasal congestion)
•	TheraFlu (combination product of pain reliever, anti-pyretic and decongestant)
•	Triaminic (children’s anti-tussive product)

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

Significant Employees

We currently have no significant employees.

Office

Our office located at 1620 Beacon Place, Oxnard, California 93033. Our phone number is (805) 824-0410.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2017 and 2016.

Revenues for the three months ended March 31, 2017 were $31,945 as compared to $28,609 for the three months ended March 31, 2016. The slight increase was principally due to the Company completing a couple of R&D phases with two customers. The Company did not generate this type of revenue in the three months ended March 31, 2016.

Cost of Goods Sold

Cost of goods sold was $35,550 in the three months ended March 31, 2017 compared to $27,165 in the three months ended March 31, 2016. Cost of goods sold increased by $8,385 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company utilized a new third party converter for one of our customers. Due to the vendor having issues converting, we incurred additional unexpected costs than normal.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 amounted to $2,402,547, and for three months ended March 31, 2016 amounted to $293,436. For the three months ended March 31, 2017 and 2016, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting and rent expenses. The increase in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to the increase in payroll, insurances and public market expenses as well as noncash transactions relating to common stock to be issued for consulting services and recording the fair value of the warrants issued for services.

Research and Development Expenses

For the three months ended March 31, 2017, research and development expenses increased to $219,620 compared to the three months ended March 31, 2016 of $127,352. As the Company was able to raise funds during 2016 by issuing convertible promissory notes, we were able to continue to focus on spending on improving our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC products.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2017

As of March 31, 2017, our total assets were $2,675,482 comprised of cash of $460,902, accounts receivable of $38,138, inventory of $79,358, prepaid expenses and other assets of $702,341, net property and equipment of $352,525, net intangibles of $894,689, and other assets of $147,529. Our total liabilities were $1,146,778 comprised of accounts payable of $293,981, accrued expenses of $29,921, current portion of loan and note payables of $72,548, current portion of capital lease payable of $6,390, deferred revenue of $183,938 and license fees of $560,000.

Cash flows used in operating activities

For the three months ended March 31, 2017, operating activities consumed $596,134 of cash. This was primarily the result of a net loss of $2,620,342, offset by depreciation and amortization of $48,258, stock payable for services of $115,644, and warrants issued for services of $1,801,993 as well as the changes in accounts receivable of $31,089, prepaid expenses of $35,894, accounts payable of $28,595 and deferred revenue of $10,320.

Cash flows used in investing activities

Investment activities used an additional $35,314 of cash during the three months ended March 31, 2017, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $11,000, payment to investment of $5,000 and acquisition of property and equipment of $19,314.

Cash flows provided by financing activities

Financing activities used $13,972 of cash for the three months ended March 31, 2017, primarily as the result of repayments of loan and capital lease payables of $13,972.

CRITICAL ACCOUTNING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 – “Summary of Significant Accounting Policies”. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or condition

Impairment of Long-Lived Assets

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2017. For the year ended December 31, 2016, the Company wrote off $58,522 of patents.

Going Concern

The Company has an accumulated deficit balance as of March 31, 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2017.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2017. As of March 31, 2017, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to have a material affect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not a party to any lawsuit or administrative proceeding as of the date hereof. Its management is not aware of any lawsuits or administrative proceedings that are threatened or anticipated, and we are not considering the institution or prosecution of any legal proceeding as of the date hereof.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 15, 2017	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
May 15, 2017

/s/ Mark Udell
Mark Udell
Chief Financial Officer
May 15, 2017

