Form 10-Q
period 2017-06-30
Cure Pharmaceutical Holding Corp.
filed 2017-08-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

(805) 824-0410

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 10, 2017, we had 23,751,252 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$277,961	$1,106,142
Accounts receivable	13,443	7,049
Inventory	103,989	81,285
Prepaid expenses and other assets	1,695,930	223,879
Total current assets	2,091,323	1,418,355
Property and equipment, net	324,651	370,648
Intellectual property and patents, net	889,345	894,510
Other assets	133,878	151,579
Total assets	$3,439,197	$2,835,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$416,736	$265,386
Accrued expenses	36,441	26,305
Loan payable	11,460	33,277
Note payable, net of unamortized discount	695,250	50,000
Capital lease payable	3,234	9,453
Convertible promissory notes, net of unamortized discount	100,937	-
Derivative liability	412,777	-
Deferred revenue	192,600	173,618
Total current liabilities	1,869,435	558,039
License Fees	560,000	560,000
Total liabilities	2,429,435	1,118,039

Stockholders’ equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,751,252 and 23,336,673 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	23,752	23,337
Additional paid-in capital	16,866,149	12,412,430
Accumulated deficit	(15,880,139)	(10,718,714)
Total stockholders’ equity	1,009,762	1,717,053
Total liabilities and stockholders’ equity	$3,439,197	$2,835,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Net product sales	$32,073	$14,151	$59,570	$42,662
Consulting research & development income	-	-	4,448	-
Shipping and other sales	6,812	3,000	6,812	3,098
Total revenues	38,885	17,151	70,830	45,760

Cost of goods sold	39,598	10,579	75,148	37,744
Gross profit (loss)	(713)	6,572	(4,318)	8,016
Research and development expenses	205,648	171,447	425,268	298,799
Selling, general and administrative expenses	2,194,950	304,669	4,597,497	596,605
Total costs and expenses	2,400,598	476,116	5,022,765	895,404
Net loss from operations	(2,401,311)	(469,544)	(5,027,083)	(887,388)

Other income (expense):
Interest income	1	45	5	412
Other income	8,571	8,571	17,142	17,142
Loss on disposal of PP&E	(12,351)	-	(12,351)	(3,323)
Change in derivative liability	(42,545)	-	(42,545)	-
Other expense	(6,394)	(88,491)	(7,388)	(100,634)
Interest expense	(87,054)	(47,603)	(89,205)	(99,321)
Other income (expense)	(139,772)	(127,478)	(134,342)	(185,724)
Net loss before income taxes	(2,541,083)	(597,022)	(5,161,425)	(1,073,112)
Provision for income taxes	-	-	-	-
Net loss	$(2,541,083)	(597,022)	$(5,161,425)	$(1,073,112)

Net loss per share, basic and diluted	$(0.11)	(0.09)	$(0.22)	$(0.16)

Weighted average shares outstanding, basic and diluted	23,436,696	6,629,260	23,593,105	6,629,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities
Net loss	$(5,161,425)	$(1,073,112)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,161	75,394
Loss from joint venture	5,488	-
Loss on disposal of PP&E	12,351	3,323
Amortization of prepaid stock –based compensation	552,010	-
Amortization of loan discounts	82,933	-
Change in derivative liabilities	42,545	-
Warrants issued for services	2,717,620	-
Change in other assets and liabilities:
Restricted cash	-	(50,000)
Accounts receivable	(6,394)	1,679
Inventory	(22,704)	12,975
Prepaid expenses and other assets	(594,061)	(703,838)
Other assets	17,213	8,858
Accounts payable	151,350	(265,682)
Accrued expenses	10,136	46,823
Deferred revenue	18,982	(28,539)
Net cash used in operating activities	(2,075,795)	(1,972,119)

Cash flows from investing activities
Advanced on note receivable	-	(18,290)
Purchase in intangible assets	(16,555)	(25,527)
Payment to joint venture investment	(5,000)	-
Acquisition of property and equipment, net	(42,795)	(48,830)
Net cash used in investing activities	(64,350)	(92,647)

Cash flows from financing activities
Proceeds from loan	1,340,000	4,371,963
Loan repayments	(21,817)	(289,253)
Capital lease payments	(6,219)	(5,509)
Net cash provided by financing activities	1,311,964	4,077,201

Net increase (decrease) in cash and cash equivalents	(828,181)	2,012,435
Cash and cash equivalents, beginning of period	1,106,142	13,352
Cash and cash equivalents, end of period	$277,961	$2,025,787

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$2,967	$28,892
Income taxes	-	-

Non-cash financing activities:
Common stock to be issued for prepaid expense	$1,430,000	$-
Loan discount relating to note payable	10,000	-
Loan discount relating to convertible promissory notes	676,746	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cure Pharmaceutical Holding Corp (the “Company”), formerly known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to Cure Pharmaceutical Holding Corp.

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

In July 2017 the Company, Therapix Biosciences Ltd., a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel, and Assuta Medical Centers, Ltd., a medical services center located in Israel, entered into a nonbinding memorandum of understanding to collaborate to advance, research, develop and commercialize potential therapeutic products in the fields of personalized medicine and cannabinoids. The Company has not entered into any binding agreements or advanced any funds in connection with the foregoing.

The Company is still finalizing a research contract with Technion Research & Development Foundation Ltd. (“TRDF”) related to research regarding the effectiveness of certain cannabinoid strain extracts for specific genetic sub-types of cancer. On May 1, 2017, the Company paid $642,500 to initiate the research project with TRDF.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 and 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents. At June 30, 2017 and December 31, 2016, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

JUNE 30, 2017

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There were no impairments on our long-lived assets during the three and six month periods ended June 30, 2017 and 2016.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $68,893 and $95,226, for the three and six month periods ended June 30, 2017, respectively, and none for the three and six month periods ended June 30, 2016.

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

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has assets or liabilities valued at fair value on a recurring basis for the six months ended June 30, 2017. The Company did not have assets or liabilities valued at fair value on a recurring basis for the year ended December 31, 2016.

Basic and diluted loss per share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, which consist of stock options, warrants, and convertible notes payable, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2017 of $15,880,139. The Company had a working capital of $221,888 as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2017.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$74,678	$68,047
Packaging components	97,782	84,927
Work-in-process	23,461	17,406
Finished goods	-	-
	195,921	170,380
Reserve for obsolescence	(91,932)	(89,095)
Total inventory	$103,989	$81,285

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2017 and December 31, 2016, prepaid expenses and other assets consisted of the following:

	June 30, 2017	December 31, 2016

Prepaid consulting services	$1,011,155	$150,168
Prepaid clinical study	642,500	-
Prepaid insurance	19,270	42,785
Other Receivables	10,178	10,948
Prepaid inventory	6,927	13,178
Prepaid expenses	5,900	6,800
Property and Equipment, net	$1,695,930	$223,879

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, property and equipment and intangible assets consisted of the following:

	June 30, 2017	December 31, 2016

Manufacturing equipment	$769,074	$769,074
Computer and other equipment	147,192	116,747
Leasehold improvements	36,066	36,066
Less accumulated depreciation	(627,681)	(551,239)
Property and Equipment, net	$324,651	$370,648

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Depreciation expense for the three and six months ended June 30, 2017 was $37,437 and $76,442, respectively, which includes depreciation of $2,160 and $4,320 for capitalized leased assets for the three and six months ended June 30, 2017, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $26,507 and $54,062, respectively, which includes depreciation of $2,160 and $4,320 for capitalized leased assets for the three and six months ended June 30, 2016, respectively. The total amount of property held under a under a capital lease was $43,201 as of June 30, 2017 and December 31, 2016. Accumulated depreciation for property held under capital leases were $32,857 and $28,537 as of June 30, 2017 and December 31, 2016 respectively.

	June 30, 2017	December 31, 2016

Intellectual Property	$814,582	$814,582
Patents	191,602	175,047
Less accumulated amortization	(116,839)	(95,119)
Intangible assets, net	$889,345	$894,510

The Company incurred $16,555 and $45,930 of legal patent costs that were capitalized during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. The Company did not write off any intangibles during the six months ended June 30, 2017 and wrote off $58,522 of intangibles during the year ended December 31, 2016. Amortization expense for the three and six months ended June 30, 2017 was $10,821 and $21,720, respectively. Amortization expense for the three and six months ended June 30, 2016 was $10,667 and $21,332, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2017	$21,798
2018	43,518
2019	43,518
2020	43,518
2021	43,518
Thereafter	557,303
Total Amortization	$753,172

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 6 – LOAN PAYABLE

Loan payable consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Note to a company due September 29, 2017 including interest at 13.25% per annum; unsecured; interest due monthly	$11,460	$33,277
Current portion of loan payable	11,460	33,277
Loan payable, less current portion	$-	$-

NOTE 7 – NOTE PAYABLE

Notes payable consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016

Note to a company due August 27, 2017, no interest shall accrue unless and until an event of default occurs, where interest at 10% per annum shall accrue beginning on the date of the applicable event of default, secured by the Company’s intellectual property	$650,000	$-
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000

	700,000	50,000
Unamortized discount	(4,750)	-
Current portion of loan payable	695,250	50,000
Loan payable, less current portion	$-	$-

During the three and six months ended June 30, 2017, the Company incurred $5,250 amortization of discount. During the three and six months ended June 30, 2016, the Company incurred $0 amortization of discount.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016

Convertible promissory notes totaling $700,000 due between November 11, 2017 and December 30, 2017, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between November 11, 2017 and December 30, 2017	$700,000	$-

	700,000	-
Unamortized discount	(599,063)	-
Current portion of convertible promissory notes	100,937	-
Convertible promissory notes, less current portion	$-	$-

During the three and six months ended June 30, 2017, the Company incurred $77,683 amortization of discount. During the three and six months ended June 30, 2016, the Company incurred $0 amortization of discount. During the three and six months ended June 30, 2017, the Company incurred $3,306 interest expenses and accrued interest as of June 30, 2017. During the three and six months ended June 30, 2016, the Company incurred $0 interest expenses and accrued interest as of June 30, 2016.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 9 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$277,961	$—	$—	$277,961

Derivative liability	—	—	$(412,777)	$(412,777)

No financial assets or liabilities were measured on a recurring basis as of December 31, 2016.

The Company has issued convertible promissory notes during 2017. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2017 were as follows:

June 30, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.89%
Expected stock price volatility	79.92%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2017:

June 30, 2017
Value at December 31, 2016	$-
Initial value at the debt issuance	370,232
Increase in value	42,545
Value at June 30, 2017	$412,777

NOTE 10 – WARRANT AGREEMENTS

On January 3, 2017, the Company issued 1,300,000 warrants in connection with commissions earned in relation to the Company’s Private Label Exclusive Distribution and License agreement with Red Barn Pet Products, LLC.

From May 11, 2017 to June 30, 2017, the Company issued 140,000 warrants in connection with the issuance of $700,000 convertible promissory notes.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2016	4,392,107	1.97	6.17
Granted	1,440,000	2.49	0.75
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, June 30, 2017	5,832,107	2.10	5.92
Exercisable at June 30, 2017	3,6630,665	2.19	2.95

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $7.00	5,832,107	5.92	$2.10	3,630,665	$2.19
	5,832,107	5.92	$2.10	3,630,665	$2.19

The weighted-average fair value of warrants granted to during the three months ended June 30, 2017 and year ended December 31, 2016, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2017	December 31, 2016
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.89%	1.83%
Expected stock price volatility	79.92%	84.42%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2017 and December 31, 2016, there were 23,751,252 and 23,336,673, shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On April 7, 2017, the Company issued 14,579 common stock shares at $6.86 per share for consulting services to be performed over a one year period. The total value of this issuance was $100,000 and as of June 30, 2017, $76,986 is included in prepaid expenses and other assets.

On April 24, 2017, the Company issued 100,000 common stock shares at $7.00 per share for consulting services to be performed over a six month period. The total value of this issuance was $700,000 and as of June 30, 2017, $443,716 is included in prepaid expenses and other assets.

On May 18, 2017, the Company issued 300,000 common stock shares at $2.10 per share for consulting services to be performed over a one year period. The total value of this issuance was $630,000 and as of June 30, 2017, $357,288 is included in prepaid expenses and other assets.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation:

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

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

Total rent expense for the three and six month periods ended June 30, 2017 was $73,416 and $145,815, respectively. Total rent expense for the three and six month periods ended June 30, 2016 was $72,101 and $142,569, respectively.

NOTE 13 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The only significant matter of which the Company is aware of is discussed below.

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as in deemed appropriate. The Company is currently unable to determine what the additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

NOTE 14 – SUBSEQUENT EVENTS

On July 19, 2017, the Company entered into a Development Agreement (“Agreement”) with Aveneon Technology, Ltd (“Aveneon”) for the development and formulation of certain active ingredients utilizing our proprietary CureFilm™ technology. In consideration of the development activities specified hereunder, Aveneon paid the Company a non-refundable and non-creditable fee of $35,692 (the “Initial Fee”) within one (1) day of the Effective Date. Aveneon shall pay the Company the following non-refundable and non-creditable milestone payment of $35,692 (the “Milestone Payment”) within fifteen (15) days after initiation of Phase IV – Product Conformance.

On July 27, 2017, the Company received $300,000 by issuing a convertible promissory note (“Convertible Note”) to an individual that is due January 27, 2018 (“Maturity Date”). The Convertible Note shall accrue interest at 8% per annum and is unsecured. The conversion price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, shall be the lower of $7.00 or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000. Pursuant to issuing this Convertible Note, the Company issued to the holder of this Convertible Note a warrant to purchase 60,000 shares of Common Stock at an exercise price at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000.

In July 2017 the Company, Therapix Biosciences Ltd., a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel, and Assuta Medical Centers, Ltd., a medical services center located in Israel, entered into a nonbinding memorandum of understanding to collaborate to advance, research, develop and commercialize potential therapeutic products in the fields of personalized medicine and cannabinoids. The Company has not entered into any binding agreements or advanced any funds in connection with the foregoing.

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

On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of the registrant’s common stock executed a written consent to change the registrant’s name to CURE Pharmaceutical Holdings Corp. from Makkanotti Group Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

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

Memorandums of Understanding

In July 2017 the Company, Therapix Biosciences Ltd., a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel, and Assuta Medical Centers, Ltd., a medical services center located in Israel, entered into a nonbinding memorandum of understanding to collaborate to advance, research, develop and commercialize potential therapeutic products in the fields of personalized medicine and cannabinoids. The Company has not entered into any binding agreements or advanced any funds in connection with the foregoing.

The Company is still finalizing a research contract with Technion Research & Development Foundation Ltd. (“TRDF”) related to research regarding the effectiveness of certain cannabinoid strain extracts for specific genetic sub-types of cancer. On May 1, 2017, the Company paid $642,500 to initiate the research project with TRDF.

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

Office

Our office is located at 1620 Beacon Place, Oxnard, California 93033. Our phone number is (805) 824-0410.

RESULTS OF OPERATIONS

Revenues for the Three and Six Months Ended June 30, 2017 and 2016.

Revenues for the three and six months ended June 30, 2017 has increased by $21,734 and $25,070, respectively, as compared to the three and six months ended June 30, 2016. The increase in both periods was principally due to the increase in sales to one customer for our Sleep OTF product. In addition, the increase in the six months ended June 30, 2017 compared to the same period in 2016 is due to the Company completing a couple of R&D phases with two customers. The Company did not generate this type of revenue in the six months ended June 30, 2016.

Cost of Goods Sold

Cost of goods sold was $39,958 and $75,148 in the three and six months ended June 30, 2017, respectively, compared to $10,759 and $37,744 in the three and six months ended June 30, 2016, respectively. Cost of goods sold increased in both periods due to the Company utilizing a new third party converter for one of our customers as well as incurring higher direct labor costs to package our Sleep OTF product. In addition, the Company incurred higher sales in both the three and six months ended June 30, 2017 compared to the same periods in 2016 resulting in higher cost of goods sold in the three and six months ended June 30, 2017 compared to the same periods in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2017 amounted to $2,194,950 and $4,597,497, respectively, and for three and six months ended June 30, 2016 amounted to $304,669 and $596,605, respectively. For the three and six months ended June 30, 2017 and 2016, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, marketing, legal, accounting, public market and rent expenses. The increase in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was due to the increase in payroll, insurances and public market expenses as well as noncash transactions relating to common stock to be issued for consulting services and recording the fair value of the warrants issued for services totaling $1,917,637 and $3,269,630 for the three and six months ended June 30, 2017, respectively. In addition, the Company has started to focus on rebranding the Company as well as strategizing which pharmaceutical markets, industries and particular indications the company will focus our efforts in.

Research and Development Expenses

For the three and six months ended June 30, 2017, research and development expenses increased to $205,648 and $425,268, respectively, compared to the three and six months ended June 30, 2016 of $171,447 and $298,799, respectively. As the Company was able to raise funds during 2016 by issuing convertible promissory notes, we were able to continue to focus on spending on improving our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2017

As of June 30, 2017, our total assets were $3,439,197 comprised of cash of $277,961, accounts receivable of $13,443, inventory of $103,989, prepaid expenses and other assets of $1,695,930, net property and equipment of $324,651, net intangibles of $889,345, and other assets of $133,878. Our total liabilities were $2,429,435 comprised of accounts payable of $416,736, accrued expenses of $36,441, current portion of loan and note payables of $706,710, current portion of capital lease payable of $3,234, current portion of convertible promissory notes of $100,937, derivative liability of $412,777, deferred revenue of $192,600 and license fees of $560,000.

Cash flows used in operating activities

For the months ended June 30, 2017, operating activities consumed $2,075,795 of cash. This was primarily the result of a net loss of $5,161,425, offset by depreciation and amortization of $98,162, amortization of prepaid stock-based compensation of $552,010, amortization of loan discounts of $82,933, warrants issued for services of $2,717,620 as well as the changes in inventory of $22,704, prepaid expenses of $594,061, accounts payable of $151,350 and deferred revenue of $18,982.

Cash flows used in investing activities

Investment activities used an additional $64,350 of cash during the six months ended June 30, 2017, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $16,555, payment to joint venture investment of $5,000 and acquisition of property and equipment of $42,795.

Cash flows provided by financing activities

Financing activities provided $1,311,964 of cash for the six months ended June 30, 2017, primarily as the result of proceeds from loans of $1,340,000 and repayments of loan and capital lease payables of $28,036.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended June 30, 2017. For the year ended December 31, 2016, the Company wrote off $58,522 of patents.

Going Concern

The Company has an accumulated deficit balance as of June 30, 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2017. As of June 30, 2017, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to have a material affect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2017, the Company issued 14,579 common stock shares at $6.86 per share for consulting services to be performed over a one year period.

On April 24, 2017, the Company issued 100,000 common stock shares at $7.00 per share for consulting services to be performed over a six month period.

On May 18, 2017, the Company issued 300,000 common stock shares at $2.10 per share for consulting services to be performed over a one year period.

The shares of common stock described above were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act promulgated thereunder and in reliance on similar exemptions under applicable state laws.

From May 11, 2017 to June 30, 2017, the Company issued 140,000 warrants in connection with the issuance of $700,000 convertible promissory notes. The warrants have an exercise price of the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000 and a term of 3 years.

On April 27, 2017, the Company received $640,000 by issuing a senior secured promissory note in the face amount of $650,000 due August 27, 2017. No interest shall accrue on this note unless it is not repaid by the maturity date at which the note shall accrue interest at 10% per annum. The note is secured by the Company’s intellectual property.

From May 11, 2017 to June 30, 2017, the Company issued up to $700,000 convertible promissory notes due between November 11, 2017 and December 30, 2017. The notes bear interest at 8% per year and are convertible into common stock at the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000.

The warrants and notes described above were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: August 14, 2017	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
August 14, 2017

/s/ Mark Udell
Mark Udell
Chief Financial Officer
August 14, 2017

