Form 10-Q
period 2017-09-30
Cure Pharmaceutical Holding Corp.
filed 2017-11-14
CIK 1643301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDINGS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	2673	37-1765151
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1620 Beacon Place, Oxnard, California 93033

(Address of principal executive offices)

(805) 824-0410

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On November 13, 2017, we had 23,901,252 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

CURE PHARMACEUTICAL HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$127,816	$1,106,142
Accounts receivable	21,200	7,049
Inventory	89,193	81,285
Prepaid expenses and other assets	1,510,694	223,879
Total current assets	1,748,903	1,418,355
Property and equipment, net	315,890	370,648
Intellectual property and patents, net	905,512	894,510
Other assets	117,454	151,579
Total assets	$3,087,759	$2,835,092

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$464,595	$265,386
Accrued expenses	74,486	26,305
Loan payable	-	33,277
Notes payable, net of unamortized discount	800,000	50,000
Capital lease payable	-	9,453
Convertible promissory notes, net of unamortized discount	649,366	-
Derivative liability	482,837	-
Deferred revenue	241,706	173,618
Total current liabilities	2,712,990	558,039
License Fees	560,000	560,000
Total liabilities	3,272,990	1,118,039

Stockholders’ (deficit) equity:
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,851,252 and 23,336,673 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	23,852	23,337
Additional paid-in capital	17,479,695	12,412,430
Accumulated deficit	(17,688,778)	(10,718,714)
Total stockholders’ (deficit) equity	(185,231)	1,717,053
Total liabilities and stockholders’ (deficit) equity	$3,087,759	$2,835,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Net product sales	$59,345	$30,685	$118,915	$73,346
Consulting research & development income	-	532	4,448	532
Shipping and other sales	15,010	4,364	21,822	7,462
Total revenues	74,355	35,581	145,185	81,340

Cost of goods sold	59,427	25,066	134,575	62,810
Gross profit	14,928	10,515	10,610	18,530
Research and development expenses	239,663	214,478	664,931	513,276
Selling, general and administrative expenses	1,290,565	670,488	5,888,062	1,267,092
Total costs and expenses	1,530,228	884,966	6,552,993	1,780,368
Net loss from operations	(1,515,300)	(874,451)	(6,542,383)	(1,761,838)

Other income (expense):
Interest income	1	22	6	433
Other income	8,699	8,970	25,841	26,112
Loss on disposal of PP&E	-	-	(12,351)	(3,323)
Change in derivative liability	218,138	-	175,593	-
Other expense	(8,673)	(43,333)	(16,061)	(143,967)
Interest expense	(511,503)	(40,735)	(600,709)	(140,056)
Other expense	(293,338)	(75,076)	(427,681)	(260,801)
Net loss before income taxes	(1,808,638)	(949,527)	(6,970,064)	(2,022,639)
Provision for income taxes	-	-	-	-
Net loss	$(1,808,638)	(949,527)	$(6,970,064)	$(2,022,639)

Net loss per share, basic and diluted	$(0.08)	(0.14)	$(0.30)	$(0.31)

Weighted average shares outstanding, basic and diluted	23,794,730	6,629,260	23,567,317	6,629,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities
Net loss	$(6,970,064)	$(2,022,639)
Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	36,238
Depreciation and amortization	130,943	124,044
Loss from joint venture	14,956	-
Loss on disposal of PP&E	12,351	3,323
Amortization of prepaid stock –based compensation	1,261,693	-
Amortization of loan discounts	564,969	-
Change in derivative liabilities	(175,593)	-
Warrants issued for services	2,560,607	-
Change in other assets and liabilities:
Restricted cash	-	(50,000)
Accounts receivable	(14,151)	1,176
Inventory	(7,908)	27,420
Prepaid expenses and other assets	(588,508)	(667,120)
Other assets	24,169	16,915
Accounts payable	199,209	(298,479)
Accrued expenses	48,181	36,816
Deferred revenue	68,088	(37,504)
Net cash used in operating activities	(2,871,058)	(2,829,810)

Cash flows from investing activities
Advanced on note receivable	-	(18,290)
Purchase in intangible assets	(43,621)	(34,626)
Payment to joint venture investment	(5,000)	-
Acquisition of property and equipment, net	(55,917)	(77,598)
Net cash used in investing activities	(104,538)	(130,514)

Cash flows from financing activities
Proceeds from loan	2,105,000	5,821,463
Loan repayments	(98,277)	(1,013,761)
Capital lease payments	(9,453)	(8,391)
Net cash provided by financing activities	1,997,270	4,799,311

Net (decrease) increase in cash and cash equivalents	(978,326)	1,838,987
Cash and cash equivalents, beginning of period	1,106,142	13,352
Cash and cash equivalents, end of period	$127,816	$1852,339

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$11,800	$92,611
Income taxes	$-	$-

Non-cash financing activities:
Common stock to be issued for prepaid expense	$1,960,000	$-
Loan discount relating to note payable	$10,000	$-
Loan discount relating to convertible promissory notes	$1,205,603	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In July 2017, the Company, Therapix Biosciences Ltd. (“Therapix”), a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel, and Assuta Medical Centers, Ltd., a medical services center located in Israel, entered into a nonbinding memorandum of understanding to collaborate to advance, research, develop and commercialize potential therapeutic products in the fields of personalized medicine and cannabinoids. On October 27, 2017, the Company entered into a development agreement with Therapix where the Company will formulate and develop pharmaceutical products using Therapix’s proprietary compounds while utilizing the Company’s proprietary OTF technology.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 and 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents. At September 30, 2017 and December 31, 2016, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There were no impairments on our long-lived assets during the three and nine month periods ended September 30, 2017 and 2016.

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

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $8,567 and $13,062, for the three and nine month periods ended September 30, 2017, respectively, and $10,000 for the three and nine month periods ended September 30, 2016.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $239,663 and $664,931 for the three and nine month periods ended September 30, 2017, respectively, and $214,478 and $513,276 for the three and nine month periods ended September 30, 2016, respectively.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has assets or liabilities valued at fair value on a recurring basis for the nine months ended September 30, 2017. The Company did not have assets or liabilities valued at fair value on a recurring basis for the year ended December 31, 2016.

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

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2017 of $17,688,778. The Company had a working capital deficit of $964,087 as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2017.

Historically, the Company has had operating losses and negative cash flows from operations which cast significant doubt upon the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances to existing stockholders.

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs to take into account, among other things, management's plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $10,000,000 in capital over the next 12 months through the issuance of shares of the Company's common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt the standard and is currently evaluating the impact of this amendment on its financial statements.

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

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at net realized value applied on a FIFO basis. The carrying value of inventory consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$70,058	$68,047
Packaging components	87,626	84,927
Work-in-process	28,245	17,406
	185,929	170,380
Reserve for obsolescence	(96,736)	(89,095)
Total inventory	$89,193	$81,285

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2017 and December 31, 2016, prepaid expenses and other assets consisted of the following:

	September 30, 2017	December 31, 2016

Prepaid consulting services	$822,973	$150,168
Prepaid clinical study	642,500	-
Prepaid insurance	8,931	42,785
Other Receivables	10,233	10,948
Prepaid inventory	20,157	13,178
Prepaid expenses	5,900	6,800
Property and Equipment, net	$1,510,694	$223,879

NOTE 5 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of September 30, 2017 and December 31, 2016, property and equipment and intangible assets consisted of the following:

	September 30, 2017	December 31, 2016

Manufacturing equipment	$779,196	$769,074
Computer and other equipment	150,191	116,747
Leasehold improvements	36,066	36,066
Less accumulated depreciation	(649,563)	(551,239)
Property and Equipment, net	$315,890	$370,648

Depreciation expense for the three and nine months ended September 30, 2017 was $21,882 and $98,325, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $37,984 and $92,046, respectively.

	September 30, 2017	December 31, 2016

Intellectual Property	$814,582	$814,582
Patents	213,402	175,047
Less accumulated amortization	(122,472)	(95,119)
Intangible assets, net	$905,512	$894,510

The Company incurred $43,621 and $45,930 of legal patent costs that were capitalized during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. The Company did not write off any intangibles during the nine months ended September 30, 2017 and wrote off $58,522 of intangibles during the year ended December 31, 2016. Amortization expense for the three and nine months ended September 30, 2017 was $10,899 and $30,619, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $10,667 and $31,997, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2017	$10,899
2018	43,518
2019	43,518
2020	43,518
2021	43,518
Thereafter	557,303
Total Amortization	$742,273

 NOTE 6 – LOAN PAYABLE

Loan payable consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Note to a company due September 29, 2017 including interest at 13.25% per annum; unsecured; interest due monthly	$-	$33,277
Current portion of loan payable	-	33,277
Loan payable, less current portion	$-	$-

Interest expense for the three and nine months ended September 30, 2017 was $281 and $1,946, respectively. Interest expense for the three and nine months ended September 30, 2016 was $113 and $833, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$650,000	$-
Notes to a company of $65,000 and $100,000 due September 30, 2017 and October 30, 2017, respectively, including interest of $3,500 and $5,000, respectively, unsecured, principal and interest due at maturity, principal and interest repaid on September 30, 2017 and October 31, 2017, respectively	100,000	-
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000

	800,000	50,000
Current portion of loan payable	800,000	50,000
Loan payable, less current portion	$-	$-

During the three and nine months ended September 30, 2017, the Company incurred $4,750 and $10,000, respectively, amortization of discount. During the three and nine months ended September 30, 2016, the Company incurred $0 amortization of discount. Interest expense for the three and nine months ended September 30, 2017 was $8,842. Interest expense for the three and nine months ended September 30, 2016 was $0.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Convertible promissory notes totaling $1,300,000 due between November 11, 2017 and March 5, 2018, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between November 11, 2017 and March 5, 2018	$1,300,000	$-

	1,300,000	-
Unamortized discount	(650,634)	-
Current portion of convertible promissory notes	649,366	-
Convertible promissory notes, less current portion	$-	$-

During the three and nine months ended September 30, 2017, the Company incurred $477,285 and $554,968, respectively, amortization of discount. During the three and nine months ended September 30, 2016, the Company incurred $0 amortization of discount. Interest expense for the three and nine months ended September 30, 2017 was $23,617 and $26,922, respectively. Interest expense for the three and nine months ended September 30, 2016 was $0.

NOTE 9 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$127,816	$—	$—	$127,816

Derivative liability	—	—	$(482,837)	$(482,837)

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

September 30, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.92%
Expected stock price volatility	84.43%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2017:

September 30, 2017
Value at December 31, 2016	$-
Initial value at the debt issuance	658,430
Decrease in value	(175,593)
Value at September 30, 2017	$482,837

NOTE 10 – WARRANT AGREEMENTS

On January 3, 2017, the Company issued 1,300,000 warrants in connection with commissions earned in relation to the Company’s Private Label Exclusive Distribution and License agreement with Red Barn Pet Products, LLC.

From May 11, 2017 to September 30, 2017, the Company issued 260,000 warrants in connection with the issuance of $1,300,000 convertible promissory notes.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2016	4,392,107	1.97	6.17
Granted	1,560,000	2.83	0.67
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, September 30, 2017	5,952,107	2.19	4.18
Exercisable at September 30, 2017	3,750,665	2.34	2.70

The change in warrant value for the three and nine months ended September 30, 2017 was ($157,013) and $2,560,607, respectively. The change in warrant expense for the three and nine months ended September 30, 2016 was $0.

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $7.00	5,952,107	4.18	$2.19	3,750,665	$2.34
	5,952,107	4.18	$2.19	3,750,665	$2.34

The weighted-average fair value of warrants granted to during the three months ended September 30, 2017 and year ended December 31, 2016, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2017	December 31, 2016
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.92%	1.83%
Expected stock price volatility	84.43%	84.42%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of September 30, 2017 and December 31, 2016, there were 23,851,252 and 23,336,673, shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On April 7, 2017, the Company issued 14,579 common stock shares at $6.86 per share for consulting services to be performed over a one year period. The total value of this issuance was $100,000 and as of September 30, 2017, $51,781 is included in prepaid expenses and other assets.

On April 24, 2017, the Company issued 100,000 common stock shares at $7.00 per share for consulting services to be performed over a six month period. The total value of this issuance was $700,000 and as of September 30, 2017, $91,803 is included in prepaid expenses and other assets.

On May 18, 2017, the Company issued 300,000 common stock shares at $2.10 per share for consulting services to be performed over a one year period. The total value of this issuance was $630,000 and as of September 30, 2017, $198,493 is included in prepaid expenses and other assets.

On August 21, 2017, the Company issued 100,000 common stock shares at $5.30 per share for consulting services to be performed over a four month period. The total value of this issuance was $530,000 and as of September 30, 2017, $356,230 is included in prepaid expenses and other assets.

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

Total rent expense for the three and nine month periods ended September 30, 2017 was $73,415 and $219,230, respectively. Total rent expense for the three and nine month periods ended September 30, 2016 was $71,235 and $213,804, respectively.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 25, 2017, the Company received $250,000 by issuing a convertible promissory note (“Convertible Note”) to an individual that is due April 25, 2018 (“Maturity Date”). The Convertible Note shall accrue interest at 8% per annum and is unsecured. The conversion price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, shall be the lower of $7.00 or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000. Pursuant to issuing this Convertible Note, the Company issued to the holder of this Convertible Note a warrant to purchase 50,000 shares of Common Stock at an exercise price at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000.

On October 15, 2017, the Company entered into an advisory board member consulting agreement with Brent McMahon (“Consultant”). The term of this consulting agreement is for one year. As consideration for entering into this consulting agreement, the Company shall grant 100,000 shares of the Company’s Common Stock shares (“Performance Shares”) based on the following timeline: (a) the first 50,000 Performance Shares will be granted to the Consultant upon execution of the consulting agreement and (b) the second 50,000 Performance Shares will be granted to the Consultant within ninety (90) days from the execution of the consulting agreement. On October 30, 2017, the Company issued 50,000 common stock shares at $3.50 per share for consulting services to be performed over a one-year period. The total value of this issuance was $175,000

On November 8, 2017, the Company received $250,000 by issuing a convertible promissory note (“Convertible Note”) to an individual that is due May 8, 2018 (“Maturity Date”). The Convertible Note shall accrue interest at 8% per annum and is unsecured. The conversion price of the Common Stock into which the Principal Amount, or the then outstanding interest due thereon, shall be the lower of $7.00 or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000. Pursuant to issuing this Convertible Note, the Company issued to the holder of this Convertible Note a warrant to purchase 50,000 shares of Common Stock at an exercise price at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000.

On October 27, 2017 the Company entered into a development agreement with Therapix Biosciences Ltd. (“Therapix”), a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel. The Company will formulate and develop pharmaceutical products using Therapix's proprietary compounds while utilizing the Company’s proprietary OTF technology. Total cost of the project is $140,000.

On November 10, 2017, the Company entered into an Assignment Agreement (“Assignment”) with CK Sciences, LLC (“CKS”) where CKS entered into a Sponsored Research Agreement (“SRA”) with The Technion Research & Development Foundation Ltd. (“TRDF”), effective February 2, 2017. The Company previously advanced TRDF $642,500 to commence the Research Project (“Payment”). As consideration for the Payment CKS agrees to assign the rights to CURE granted to CKS under section 6 of the SRA (“Intellectual Property Rights”) to make, use and sell products that are regulated by FDA and a foreign equivalent body using oral thin film technology or transdermal technology (“CURE Field”). The Company shall negotiate any license directly with TRDF and CKS will retain all rights under Section 6 of the SRA to make use and sell products in any field other than the CURE Field. The term of the Assignment is from March 2, 2017 to March 2, 2018.

On November 10, 2017, The Company received 269,000 shares of a private company, Oak Therapeutics, Inc. (“Oak”), for partial consideration for the grant rights by the Company to Oak under a license agreement between the Company and Oak. As a result of the Company receiving shares of Oak, the Company will own approximately 60% of Oak and therefore the Company will consolidate Oak’s financial statements during the fourth quarter 2017.

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

Research and Development

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

On October 27, 2017 the Company entered into a development agreement with Therapix Biosciences Ltd. (“Therapix”), a specialty clinical-stage pharmaceutical company dedicated to the development of cannabinoid-based drugs headquartered in Israel. The Company will formulate and develop pharmaceutical products using Therapix's proprietary compounds while utilizing the Company’s proprietary OTF technology. Total cost of the project is $140,000.

On November 10, 2017, the Company entered into an Assignment Agreement (“Assignment”) with CK Sciences, LLC (“CKS”) where CKS entered into a Sponsored Research Agreement (“SRA”) with The Technion Research & Development Foundation Ltd. (“TRDF”), effective February 2, 2017. The Company previously advanced TRDF $642,500 to commence the Research Project (“Payment”). As consideration for the Payment CKS agrees to assign the rights to CURE granted to CKS under section 6 of the SRA (“Intellectual Property Rights”) to make, use and sell products that are regulated by FDA and a foreign equivalent body using oral thin film technology or transdermal technology (“CURE Field”). The Company shall negotiate any license directly with TRDF and CKS will retain all rights under Section 6 of the SRA to make use and sell products in any field other than the CURE Field. The term of the Assignment is from March 2, 2017 to March 2, 2018.

Oak Therapeutics

On November 10, 2017, The Company received 269,000 shares of a private company, Oak Therapeutics, Inc. (“Oak”), for partial consideration for the grant rights by the Company to Oak under a license agreement between the Company and Oak. As a result of the Company receiving shares of Oak, the Company will own approximately 60% of Oak and therefore the Company will consolidate Oak’s financial statements during the fourth quarter 2017.

Oak has completed a critical milestone of its Phase I Small Business Innovative Research Contract (SBIR) from the National Institutes of Health/National Institute of Allergy and Infectious Diseases (NIH/ NIAID) to develop a formulation for 300mg of Isoniazid in a rapidly dissolving Oral Dissolvable Strip (ODS) as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program, to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

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

Office

Our office is located at 1620 Beacon Place, Oxnard, California 93033. Our phone number is (805) 824-0410.

RESULTS OF OPERATIONS

Revenues for the Three and Nine Months Ended September 30, 2017 and 2016.

Revenues for the three and nine months ended September 30, 2017 has increased by $38,774 and $63,845, respectively, as compared to the three and nine months ended September 30, 2016. The increase in both periods was principally due to the increase in sales to one customer for our Sleep OTF product. In addition, the increase in the nine months ended September 30, 2017 compared to the same period in 2016 is due to the Company completing a couple of R&D phases with two customers. The Company did not generate this type of revenue in the nine months ended September 30, 2016.

Cost of Goods Sold

Cost of goods sold was $59,427 and $134,575 in the three and nine months ended September 30, 2017, respectively, compared to $25,066 and $62,810 in the three and nine months ended September 30, 2016, respectively. Cost of goods sold increased in both periods due to the Company utilizing a new third party converter for one of our customers as well as incurring higher direct labor costs to package our Sleep OTF product as well as writing off expired raw materials. In addition, the Company incurred higher sales in both the three and nine months ended September 30, 2017 compared to the same periods in 2016 resulting in higher cost of goods sold in the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2017 amounted to $1,290,565 and $5,888,062, respectively, and for three and nine months ended September 30, 2016 amounted to $670,488 and $1,267,092, respectively. For the three and nine months ended September 30, 2017 and 2016, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, marketing, legal, accounting, public market and rent expenses. The increase in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to the increase in payroll, insurances and public market expenses as well as noncash transactions relating to common stock issued for consulting services and recording the fair value of warrants issued for services totaling $552,670 and $3,822,300 for the three and nine months ended September 30, 2017, respectively. In addition, the Company has started to focus on rebranding the Company as well as strategizing which pharmaceutical markets, industries and particular indications the company will focus our efforts in.

Research and Development Expenses

For the three and nine months ended September 30, 2017, research and development expenses increased to $239,663 and $664,931, respectively, compared to the three and nine months ended September 30, 2016 of $214,478 and $513,276, respectively. As the Company was able to raise funds during 2016 and 2017 by issuing convertible promissory notes, we were able to continue to focus on spending to improve our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017

As of September 30, 2017, our total assets were $3,087,759 comprised of cash of $127,816, accounts receivable of $21,200, inventory of $89,193, prepaid expenses and other assets of $1,510,694, net property and equipment of $315,890, net intangibles of $905,512, and other assets of $117,454. Our total liabilities were $3,272,990 comprised of accounts payable of $464,595, accrued expenses of $74,486, current portion of loan and note payables of $800,000, current portion of convertible promissory notes, net of $649,366, derivative liability of $482,837, deferred revenue of $241,706 and license fees of $560,000.

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

Cash flows used in operating activities

For the nine months ended September 30, 2017, operating activities consumed $2,871,058 of cash. This was primarily the result of a net loss of $6,970,064, offset by depreciation and amortization of $130,943, amortization of prepaid stock-based compensation of $1,261,693, amortization of loan discounts of $564,969, warrants issued for services of $2,560,607 as well as the changes in prepaid expenses of $588,508, other assets of $24,169, accounts payable of $199,209, accrued expenses of $48,181 and deferred revenue of $68,088.

 For the nine months ended September 30, 2016, operating activities consumed $2,829,810 of cash. This was primarily the result of a net loss of $2,022,639, offset by bad debt expense of $36,238, depreciation and amortization of $124,044, loss on disposal of $3,323 as well as the changes in restricted cash of $50,000, prepaid expenses of $667,120, other assets of $16,915, accounts payable of $298,479, accrued expenses of $36,816 and deferred revenue of $37,504.

Cash flows used in investing activities

Investment activities used an additional $104,538 of cash during the nine months ended September 30, 2017, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $43,621, payment to joint venture investment of $5,000 and acquisition of property and equipment of $55,917.

Investment activities used an additional $130,514 of cash during the nine months ended September 30, 2016, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $34,626 and acquisition of property and equipment of $77,598.

Cash flows provided by financing activities

Financing activities provided $1,997,270 of cash for the nine months ended September 30, 2017, primarily as the result of proceeds from loans of $2,105,000 and repayments of loan and capital lease payables of $ 107,730.

Financing activities provided $4,799,311 of cash for the nine months ended September 30, 2016, primarily as the result of proceeds from loans of $5,821,463 and repayments of loan and capital lease payables of $1,022,152.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended September 30, 2017. For the year ended December 31, 2016, the Company wrote off $58,522 of patents.

Going Concern

The Company has an accumulated deficit balance as of September 30, 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2017.

Historically, the Company has had operating losses and negative cash flows from operations which cast significant doubt upon the Company’s ability to continue as a going concern. The Company will need to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. To address its financing requirements, the Company intends to seek financing through debt and equity issuances to existing stockholders.

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management's plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $10,000,000 in capital over the next 12 months through the issuance of shares of the Company's common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2017. As of September 30, 2017, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to have a material affect, on our internal control over financial reporting.

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

On August 21, 2017, the Company issued 100,000 common stock shares at $5.30 per share for consulting services to be performed over a four month period.

The shares of common stock described above were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act promulgated thereunder and in reliance on similar exemptions under applicable state laws.

From May 11, 2017 to September 30, 2017, the Company issued 260,000 warrants in connection with the issuance of $1,300,000 convertible promissory notes. The warrants have an exercise price of the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000 and a term of 3 years.

From May 11, 2017 to September 30, 2017, the Company issued up to $1,300,000 convertible promissory notes due between November 11, 2017 and March 5, 2018. The notes bear interest at 8% per year and are convertible into common stock at the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 14, 2017	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
November 14, 2017

/s/ Mark Udell
Mark Udell
Chief Financial Officer
November 14, 2017

