Form 10-K
period 2017-12-31
Cure Pharmaceutical Holding Corp.
filed 2018-03-26
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark if registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, was approximately $190,010,016 based on the closing sales price of the common stock on such date as reported on the OTCQB Marketplace operated by the OTC Markets Group, Inc.

On March 21, 2018 we had 23,951,252 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CURE Pharmaceutical Holding Corp. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business”. We undertake no obligation to revise or update publicly any forward-looking statements unless required by law.

PART I

ITEM 1. BUSINESS HISTORY AND OVERVIEW

CURE Pharmaceutical Holding Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

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

The following is a brief description of the terms and conditions of the Exchange Agreement and the transactions contemplated thereunder that are material to the registrant:

•	Share Exchange and Share Cancellations. The registrant shall issue 9,010,000 restricted shares of its common stock, $0.001 par value per share (“Common Stock”), to the CURE Pharm Shareholders in the aggregate, in exchange for 2,718,253 shares of CURE Pharmaceutical’s common stock held by them, representing 100% of the then issued and outstanding common stock of CURE Pharmaceutical (the “Share Exchange”). In connection with the Share Exchange, the Majority Stockholder agreed to cancel 16,181,400 shares of Common Stock of the registrant in exchange for a warrant (the “Majority Stockholder Warrant”) to purchase up to 1,640,305 shares of Common Stock of the registrant at an exercise price of $2.00 per share and with an exercise period of four years commencing on the date of issuance of the warrant. In addition, one other shareholder of the registrant entered into a share cancellation agreement with the registrant whereby such shareholder agreed to cancel 652,390 shares of the registrant’s common stock at the closing of the Share Exchange in order to induce CURE Pharmaceutical to enter into the Exchange Agreement.

•	Conversion. The registrant issued 6,106,463 restricted shares of Common Stock to the CURE Pharm Noteholders in the aggregate, by converting the convertible promissory notes of CURE Pharmaceutical held by the CURE Pharm Noteholders in the aggregate principal amount of $6,106,463, at a conversion price of $1.00 per share.

•	Change in Management. Michael Hlavsa, the registrant’s sole director and executive officer immediately prior to the closing of the Exchange Agreement, resigned, and Robert Davidson, William Yuan and Charles Berman were appointed to the registrant’s board of directors (the “Board”). Robert Davidson, Edward Maliski, Wayne Nasby and Mark Udell were appointed as the new chief executive officer, president and chief scientific officer, chief operating officer, and chief financial officer and secretary, respectively, effective at the closing of the Exchange Agreement. Additional information regarding the above-mentioned directors and executive officers is set forth below in Item 2.01 and Item 5.02.

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

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, CURE Pharmaceutical, located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies.

The pharmaceutical industry is facing ever-growing R&D expenditure and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. In addition to these challenges to the industry’s operators, many leading drugs are coming off-patent, creating a need to fill revenue gaps. The pharmaceutical industry is also challenged by the many patients who do not adhere to a regime of prescription drugs because of side effects, difficulty in administration or the taste of a drug. According to HealthPrize and Capgemini, the loss of global revenues by drug makers due to non-adherence to medicines is $630 billion every year.

Improved formulations can address these many challenges by cutting down development costs, reducing the time to market, extending product patent protection, improving patient compliance and increasing drug efficacy. For example, reformulation can enable drug repositioning, the process of finding new uses for failed drugs, such as those abandoned for lack of efficacy after Phase II trials, or marketed drugs for which new uses will extend patent life and, therefore, profitability.

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, (“505(b)(2)”) the FDA. The number of 2017 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in each of the last two years to an all-time high of 63 in 2017. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to pharmaceutical companies taking a keen interest in reformulating their drugs as part of their lifecycle management protocols.

The veterinary industry, which is under pressure to acquire new products and revenue streams, will benefit from similar formulation-focused commercial strategies, addressing a significant need for improved ease of administration by animal caregivers and handlers.

CUREfilmTM Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and oral thin film (OTF), having launched the first therapeutic OTF product, Chloraseptic® relief strips in 2003. OTF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or via the gastrointestinal tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure, and can offer a rapid onset of action. As an OTF, pharmaceutical actives can be either pre-solubilized or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of OTF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

The CUREfilm platform is a scalable and versatile formulation and drug delivery system for both oral (OTF) and transdermal (skin) delivery. CUREfilm formulations can improve or match the pharmacokinetics of drugs in accordance with the desired outcome. The platform is compatible with a broad spectrum of molecules, for the formulation of both investigational and marketed prescription, OTC and nutraceutical products.

The competitive advantages of the CUREfilm platform over other OTF technology are protected by issued and pending patents, as well as trade secrets, and are as follows:

1.	A dual layer approach with a liquid-based film layer and a powder matrix layer. The powder composition which may include an active ingredient, can be used to modulate the mucoadhesiveness of the film as well as the dissolution and absorption rates of the medicament. This approach protects the active ingredient from high shear and heat which can degrade the drug.
2.	Micro-encapsulation of drug actives that allows for loading higher amounts of an active ingredient, such that we can deliver lower potency drugs in a single dose. By extension, multiple actives can be loaded onto a single dose. The micro-encapsulation process, envelopes all or part the active ingredients with microscopic particles or droplets to protect and shield them. This technique allows the delivery of higher dosing with better flavor masking, increase stability of the active ingredient as well sustained drug release.
3.	Proprietary equipment design and manufacturing processes, pursued as trade secrets, allow us to produce CUREfilm products at commercial scale in a cGMP environment.

Business Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model.

1.	Nutraceuticals. We manufacture select nutraceuticals that complement our portfolio and align with our mission, in partnership with distributors. This approach provides us with short term revenue opportunities.
2.	Pharmaceuticals. We partner with companies that are responsible for clinical development and regulatory approval with the FDA and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, we may be responsible for providing all or part of the documentation required for regulatory submissions and for conducting the preclinical testing of our products. Deal terms may include upfront licensing fees, development costs, milestone payments and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing product life cycle opportunities (e.g. Sildenafil CUREfilm) as well as investigational drugs (e.g. PEA & Dronabinol combination CUREfilm). While we currently manufacture nutraceutical products in our state-of-the-art cGMP oral film manufacturing facility, we are undertaking steps to manufacture pharmaceutical products for commercial use.
3.	Cannabinoids. We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. We are investing in preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are undertaking steps to research scheduled drugs at our Oxnard facility.
4.	Underserved patient populations. Consistent with our mission of improving the lives of all people in need, regardless of geography or economic status, we have made our technology available to a private company, Oak Therapeutics (“Oak”), that is developing novel drug formulations for patients in developing nations (“Territory”). On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patents rights in the Territory, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Oak has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

Product Portfolio and Pipeline

We are selling CUREfilm dietary supplements and developing CUREfilm prescription and OTC pharmaceutical drugs. These include:

Marketed:

•	Melatonin-based sleep aid CUREfilm

Under development:
•	High dose Vitamin D3 (once weekly 50,000 IU)
•	Sildenafil
•	PEA & dronabinol combination
•	Benzocaine
•	Isoniazid (pursued by Oak)

Research:

•	High dose electrolytes
•	Various actives for veterinary applications

Competition

We face competition from other companies, universities, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Many of our competitors, including Monosol, BioDelivery Sciences International, IntelGenx and LTS Lohmann, have substantially greater financial, technical and human resources than we have. Our success will be based in part on our ability to develop and manufacture products that address unmet medical needs and create value to patients at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ patents will be critical to success.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consists of approximately 25,000 square feet. The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, California 93033, which contains approximately 6,547 square feet as well as a research and development space located at 2029 Becker Drive, Lawrence, KS 66047, which contains approximately 1,350 square feet. All facilities are currently on month-to-month leases. Rent expense was $294,646 and $286,539 for the years ended December 31, 2017 and 2016, respectively.

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

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. The Company is currently unable to determine what the additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

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

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$5.10	$1.40
Third Quarter	$8.02	$4.30
Second Quarter	$8.00	$6.50
First Quarter	$8.70	$2.05

Our shares of common stock began trading on January 18, 2017.

Number of Holders

As of December 31, 2017, the 23,901,252 issued and outstanding shares of common stock were held by a total of 99 shareholders of record.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

On December 27, 2017, the Company held a special meeting of stockholders (the “Meeting”) at the Company’s corporate office located at 1620 Beacon Place, Oxnard, California 93033. At the Meeting, the stockholders voted on the various proposals, including the Company’s 2017 Equity incentive plan, described in detail in the Company’s definitive proxy statement for the Meeting filed with the Securities and Exchange Commission on December 13, 2017. The Company’s 2017 Equity Incentive Plan was approved and the voting results are disclosed in the Company’s Form 8-K filing with the Securities and Exchange Commission on December 29, 2017.

The Company does not have any individual compensation arrangements with respect to its common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

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

From May 11, 2017 to December 14, 2017, the Company issued 360,000 warrants in connection with the issuance of $1,800,000 convertible promissory notes. The warrants have an exercise price of the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000 and a term of 3 years.

From May 11, 2017 to December14, 2017, the Company issued up to $1,900,000 convertible promissory notes due between November 11, 2017 and June 14, 2018. The notes bear interest at 8% per year and are convertible into common stock at the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000.

On October 30, 2017, the Company issued 50,000 common stock shares at $3.50 per share for consulting services to be performed over a one year period.

Purchase of Our Equity Securities by Officers and Directors

None

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of CURE Pharmaceutical Holding Corp., a Nevada corporation for the years ended December 31, 2017 and 2016 should be read in conjunction with the financial statements of CURE Pharmaceutical Holding Corp., and the notes to those financial statements that are included elsewhere in this Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as CURE Pharmaceutical Holding Corp.’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Business sections in this Form 10-K. Words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

BUSINESS

CURE Pharmaceutical Holding Corp. (the “Company”) was incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of the registrant’s common stock executed a written consent to change the registrant’s name to CURE Pharmaceutical Holdings Corp. from Makkanotti Group Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, CURE Pharmaceutical, located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies.

The pharmaceutical industry is facing ever-growing R&D expenditure and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. In addition to these challenges to the industry’s operators, many leading drugs are coming off-patent, creating a need to fill revenue gaps. The pharmaceutical industry is also challenged by the many patients who do not adhere to a regime of prescription drugs because of side effects, difficulty in administration or the taste of a drug. According to HealthPrize and Capgemini, the loss of global revenues by drug makers due to non-adherence to medicines is $630 billion every year.

Improved formulations can address these many challenges by cutting down development costs, reducing the time to market, extending product patent protection, improving patient compliance and increasing drug efficacy. For example, reformulation can enable drug repositioning, the process of finding new uses for failed drugs, such as those abandoned for lack of efficacy after Phase II trials, or marketed drugs for which new uses will extend patent life and, therefore, profitability.

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, (“505(b)(2)”) the FDA. The number of 2017 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in each of the last two years to an all-time high of 63 in 2017. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to pharmaceutical companies taking a keen interest in reformulating their drugs as part of their lifecycle management protocols.

The veterinary industry, which is under pressure to acquire new products and revenue streams, will benefit from similar formulation-focused commercial strategies, addressing a significant need for improved ease of administration by animal caregivers and handlers.

Our Product

CUREFilm™ Technology

The founders of CURE Pharmaceuticals are pioneers in drug delivery and oral thin film (OTF), having launched the first therapeutic OTF product, Chloraseptic® relief strips in 2003. OTF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or via the gastrointestinal tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure, and can offer a rapid onset of action. As an OTF, pharmaceutical actives can be either pre-solubilized or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of OTF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

The CUREfilm platform is a scalable and versatile formulation and drug delivery system for both oral (OTF) and transdermal (skin) delivery. CUREfilm formulations can improve or match the pharmacokinetics of drugs in accordance with the desired outcome. The platform is compatible with a broad spectrum of molecules, for the formulation of both investigational and marketed prescription, OTC and nutraceutical products.

The competitive advantages of the CUREfilm platform over other OTF technology are protected by issued and pending patents, as well as trade secrets, and are as follows:

1.	A dual layer approach with a liquid-based film layer and a powder matrix layer. The powder composition which may include an active ingredient, can be used to modulate the mucoadhesiveness of the film as well as the dissolution and absorption rates of the medicament. This approach protects the active ingredient from high shear and heat which can degrade the drug.
2.	Micro-encapsulation of drug actives that allows for loading higher amounts of an active ingredient, such that we can deliver lower potency drugs in a single dose. By extension, multiple actives can be loaded onto a single dose. The micro-encapsulation process, envelopes all or part the active ingredients with microscopic particles or droplets to protect and shield them. This technique allows the delivery of higher dosing with better flavor masking, increase stability of the active ingredient as well sustained drug release.
3.	Proprietary equipment design and manufacturing processes, pursued as trade secrets, allow us to produce CUREfilm products at commercial scale in a cGMP environment.

Business Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model.

1.	Nutraceuticals. We manufacture select nutraceuticals that complement our portfolio and align with our mission, in partnership with distributors. This approach provides us with short term revenue opportunities.
2.	Pharmaceuticals. We partner with companies that are responsible for clinical development and regulatory approval with the FDA and/or other regulatory bodies, as well as for the marketing and distribution of the products. On a case-by-case basis, we may be responsible for providing all or part of the documentation required for regulatory submissions and for conducting the preclinical testing of our products. Deal terms may include upfront licensing fees, development costs, milestone payments and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing product life cycle opportunities (e.g. Sildenafil CUREfilm) as well as investigational drugs (e.g. PEA & Dronabinol combination CUREfilm). While we currently manufacture nutraceutical products in our state-of-the-art cGMP oral film manufacturing facility, we are undertaking steps to manufacture pharmaceutical products for commercial use.
3.	Cannabinoids. We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. We are investing in preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are undertaking steps to research scheduled drugs at our Oxnard facility.
4.	Underserved patient populations. Consistent with our mission of improving the lives of all people in need, regardless of geography or economic status, we have made our technology available to a private company, Oak Therapeutics (“Oak”), that is developing novel drug formulations for patients in developing nations (“Territory”). On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patents rights in the Territory, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Oak has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

Office

Our corporate office is located at 1620 Beacon Place, Oxnard, California 93033. Our phone number is (805) 824-0410.

RESULTS

Revenues

Revenues for the year ended December 31, 2017 were $180,404, an increase from $84,165 generated in the year ended December 31, 2016. Revenues have increased by $96,239 in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to the increase in sales to one customer for our Sleep OTF product and we expect to see a larger increase in 2018 as well. In addition, the Company completed two research and development deals with two customers during the year ended December 31, 2017. The Company did not generate this type of revenue in the year ended December 31, 2016.

Cost of Goods Sold

Cost of goods sold was $180,629 in the year ended December 31, 2017 compared to $153,330 in the year ended December 31, 2016. Cost of goods sold increased by $27,299 in the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, the Company incurred higher sales in both compared to the year ended December 31, 2016 resulting in higher cost of goods sold for the year ended December 31, 2017 compared to the same period in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2017 amounted to $5,914,514, and for year ended December 31, 2016 amounted to $3,103,710. For the year ended December 31, 2017 and 2016, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, marketing, public company expenses, legal, accounting, facility rent and travel expenses. The increase in the selling, general and administrative expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to the increase in payroll as well as noncash transactions relating to amortization of common stock issued for consulting services, commissions and recording the fair value of warrants issued for services totaling $3,143,805. In addition, the Company increased our marketing expenses during the year-ended December 31, 2017 compared to the same period in 2016 as we began to rebrand the Company

Research and Development Expenses

For the year ended December 31, 2017, research and development expenses increased to $1,427,341 compared to the year ended December 31, 2016 of $753,369. As the Company was able to raise funds during 2016 and 2017 by issuing convertible promissory notes, we were able to continue to focus on spending to improve our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products. This is evident by our research and development deals for the development of a Sildenafil CUREfilm and a PEA and Dronabinol combination CUREfilm as well as our investment in preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. In addition, our subsidiary Oak Therapeutics, Inc. has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

Other Income/Expenses

Other income/expenses for the years ended December 31, 2017 and 2016 amounted to $821,588 and $231,236, respectively. The increase of $590,352 is mainly due to the company recording the change in derivative liability of $742,109 offset by the increase in interest expense of $1,460,612 due to the Company recording the amortization of beneficial conversion features and fair value of warrants issued.

Liquidity and Capital Resources

As of December 31, 2017, our total assets were $2,099,885 comprised of cash of $108,249, accounts receivable of $4,364, inventory of $44,996, prepaid expenses and other assets of $586,888, net property equipment of $337,361, net intangibles of $900,472 and other assets of $117,555. Our total liabilities were $4,089,071 comprised of accounts payable of $544,980, accrued expenses of $129,978, current portion of loan and note payables of $850,425, current portion of convertible promissory notes of $1,551,488, derivative liability of $90,738, deferred revenue of $361,462, and license fees of $560,000.

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

Cash flows used in operating activities

For the year ended December 31, 2017, operating activities consumed $3,555,668 of cash. This was primarily the result of a net loss of $8,149,885, offset by depreciation and amortization of $164,596, amortization of warrants granted for discount of convertible promissory notes of $535,195, warrants granted for commission expense $832,000, amortization of prepaid stock-based compensation of $2,311,805, amortization of loan discounts of $953,179 and the change in derivative liability of $742,109 as well as the changes in prepaid expenses and other assets of $104,091, accounts payable of $279,594, accrued expenses of $102,882 and deferred revenue of $187,844.

For the year ended December 31, 2016, operating activities consumed $3,516,430 of cash. This was primarily the result of a net loss of $4,157,480, offset by depreciation and amortization of $172,608 and warrants granted for services of $607,906 as well as the changes in inventory of $110,180, prepaid expenses and other assets of $185,757, and accounts payable of $298,204.

Cash flows used in investing activities

Investment activities used an additional $88,920 of cash during the year ended December 31, 2017, primarily due to cash from the acquisition of Oak Therapeutics of $65,702, payments for patents and costs associated in the development and improvement of our intellectual property of $49,480, investment in joint venture of $5,000 and acquisition of property and equipment of $100,142.

Investment activities used an additional $206,767 of cash during the year ended December 31, 2016, primarily due to payments for patents and costs associated in the development and improvement of our intellectual property of $45,930, payment for a note receivable of $18,290, investment in joint venture of $20,421 and acquisition of property and equipment of $122,126.

Cash flows provided by financing activities

Financing activities provided $2,646,695 of cash for the year ended December 31, 2017, primarily as the result of proceeds from the issuance of convertible promissory notes of $2,855,549 and repayments of convertible promissory note and loan payables of $199,401 and capital lease payments of $9,453.

Financing activities provided $4,815,987 of cash for the year ended December 31, 2016, primarily as the result of proceeds from the issuance of convertible promissory notes of $5,855,575 and repayments of convertible promissory note and loan payables of $1,039,588.

The financial statements in this Form 10-K are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a year from the date of the financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. The Company did not write off any patents during the year ended December 31, 2017. The Company wrote off $58,522 of patents during the year ended December 31, 2016.

Going Concern

The Company has an accumulated deficit balance as of December 31, 2017 and net loss during the year ended December 31, 2017; the Company’s financial statements are prepared using U.S. GAAP applicable to a going concern for the next twelve months from the date of this filing, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $8,000,000 to $10,000,000 in capital over the next 12 months through either the issuance of shares of the Company’s common stock to accredited investors or issuance of convertible promissory notes to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company does not anticipate a significant impact upon adoption.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company does not anticipate a significant impact upon adoption.

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

OFF-BALANCE SHEET AND CONTRACTUAL ARRANGEMENTS

We do not have any off-balance sheet or contractual arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2017: As of December 31, 2017, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers, directors and significant employees and their ages and their respective positions as of December 31, 2017 were as follows:

Name	Age	Position
Robert Davidson	50	Chairman of the Board, Chief Executive Officer
Edward Maliski	69	Chief Scientific Officer, President
Wayne Nasby(1)	56	Chief Operating Officer
Mark Udell	40	Chief Financial Officer, Treasurer and Secretary
Jessica Rousset(2)	41	Chief Business Officer
William Yuan	57	Director
Charles Berman	74	Director
Alan Einstein	52	Director

1.	Wayne Nasby resigned as the Company’s Chief Operating Officer effective January 21, 2018.
2.	Jessica Rousset was also appointed the Company’s Chief Operating Officer effective January 22, 2018.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

The following is a brief account of the education and business experience of the incoming directors and executive officers during at least the past five years, indicating the person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

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

Wayne Nasby – Chief Operating Officer

Wayne Nasby had served as the Chief Operating Officer and director of Cure Pharmaceutical from July 2011 until January 21, 2018. He has over 30 years of experience in the healthcare industry and has been recognized by industry and regulatory leaders for his proven track record in cGMP pharmaceutical regulatory compliance and innovation. Prior to Cure Pharmaceutical, Mr. Nasby served as the Vice President of Operations at InnoZen, Inc. He also served in various management positions at Amgen Inc. within quality assurance, supply chain, and corporate project management. During his twenty year tenure at Amgen, Inc., Mr. Nasby also established and directed distribution of pharmaceutical products to Asia, Australia, Europe and Puerto Rico.

Mark Udell, CPA – Chief Financial Officer and Treasurer

Mark Udell has served as the Chief Financial Officer, Treasurer and Secretary of CURE Pharmaceutical since July 2011. He is a Certified Public Accountant with over 17 years of experience in finance and accounting. Prior to joining the Company in 2011, Mr. Udell served as InnoZen, Inc.’s Chief Accounting Officer and Controller and was responsible for establishing, monitoring and enforcing policies and procedures for the company as well as conducting audits and working with external auditors. While working at CURE and InnoZen, Inc., Mr. Udell gained valuable knowledge in the drug delivery industry and is a key contributor in the development and commercialization of various drug delivery technologies. He has also held the position as Auditing Manager at Green Hasson & Janks, LLP in Los Angeles. Mr. Udell received his B.A. in Business Economics with a concentration in accounting from the University of California, Santa Barbara.

Jessica Rousset – Chief Business Officer

Jessica Rousset has been with the Company since March 15, 2017 as the Company’s Chief Business Officer where Mrs. Rousset oversees operations and drives corporate strategy and growth. Mrs. Rousset was also appointed as the Company’s Chief Operating Officer on January 22, 2018. She is a seasoned business development and commercialization leader, expert in bridging corporate, academic and governmental interests toward the common goal of improving patient’s lives. She brings more than fifteen years of experience fostering innovation in large organizations and advising start-ups to bring novel healthcare solutions to market and into clinical use. Mrs. Rousset previously served as Head of Innovation at Children’s Hospital Los Angeles, where over a ten year period from 2011 to 2016, she helped launch both therapeutic and medical device companies and founded and operated a national pediatric technology accelerator. Prior to that, Mrs. Rousset held positions at The Scripps Research Institute and GlaxoSmithkline Biologicals in laboratory, clinical research and business development roles. She trained as a biochemical engineer at the Institut National des Sciences Appliquées in Lyon, France.

William Yuan – Director

William Yuan was most recently Chairman and CEO of Fortress Hill Holdings, an Asian-based investment banking firm. With 23 years in global finance experience, he has served as a key strategist and advisor to international institutions. U.S. companies advised by Mr. Yuan include Amgen Corp., Biogen, GE Capital, Warner Brothers Studios, and Fox News. He has also guided such leading Asian institutions as Sina.com, Shanghai Petrochemicals, Jinlia Pharmaceutical and Tsingtao Beer Corp. In 1995, Mr. Yuan led Merrill Lynch Asset Management Asia, and managed one of the largest pension/retirement funds in the world, with a $488 billion portfolio under his leadership. Simultaneously, he was chairman and portfolio manager of the $1.2 billion AmerAsia Hedge Fund. In 1993, he was the founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. Prior to that, Mr. Yuan served as a senior-vice president and co-manager at Morgan Stanley Smith Barney’s Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. He began his finance career at Goldman Sachs in 1983 as an investment banker in Mergers & Acquisitions. Mr. Yuan is a member of the International Who’s Who of Finance, Technology, Media and Telecom. Mr. Yuan holds a Bachelor of Science degree in Economics from Cornell University and attended Harvard University’s John F. Kennedy School as a Mason Fellow. Mr. Yuan’s extensive finance, investment banking and corporate strategy background as well as his experience advising large pharmaceutical companies such as Amgen, Biogen and Jinlia Pharmaceutical qualify him to serve on our Board.

Charles Berman - Director

Most recently a former shareholder of the international law firm of Greenberg Traurig, Charles Berman has focused his practice in patent work for more than 40 years. His clients included both major corporations and smaller companies, which he represents within the U.S. and internationally. He has a degree in electrical engineering and a law degree from the University of Witwatersrand in Johannesburg, where he also started his legal career, concentrating in patent work. In 1978 Berman joined Lyon & Lyon’s Los Angeles office as an associate, and then was a partner in other national law firms including Merchant & Gould of Minnesota. He is admitted to practice before the US Patent and Trademark Office, the U.S. District Court, Central District of California and the US Supreme Court. From 1996-2000, he served as president, secretary and treasurer of the Los Angeles Intellectual Property Law Association (“LAIPLA”), and has represented LAIPLA and the California State Bar Intellectual Property Section before the U.S. Bar/European Patent Office- Liaison Council and the U.S. Bar/Japanese Patent Office- Liaison Council since 1990. Berman also has been a member of the Editorial Board of Managing Intellectual Property magazine since 1992. A board member of the American Intellectual Property Association from 1995 to 1998, he was a founding fellow of the AIPLA and served as Chair of the Fellows. Mr. Berman’s extensive work experience as a patent attorney providing legal services to major corporations and smaller companies, both within the U.S. and internationally, qualifies him to serve on our Board.

Alan Einstein - Director

Dr. Alan Einstein, grandson to famed Albert Einstein, has been practicing medicine since 1996. His educational history includes a Bachelors of Science undergraduate degree in Physical Chemistry from The University of Florida. Subsequently, he earned his medical degree from The College of Osteopathic Medicine and Surgery in Des Moines, Iowa, in 1992. Subsequently, Dr. Einstein completed his Internship and Residency training at The Johns Hopkins University School of Medicine/Sinai Hospital program in Internal Medicine, in Baltimore, MD in 1995, where he was recognized as, “The Outstanding Senior Resident of the Year.” Dr. Einstein is also involved in medical research utilizing Umbilical Cord Blood stem cells, with a particular interest in Parkinson’s disease. Dr. Einstein also assisted Senator David Shafer in the writing and passage of Georgia’s first and only Cord Blood stem cell bill. Furthermore, in July 2006, Georgia’s Governor Sonny Perdue appointed Dr. Einstein to the, “Commission for Newborn Umbilical Cord Blood Research and Medical Treatment.” He emphasizes health and preventative care to allow individuals to achieve their maximum potential. He has numerous areas of medical expertise including cardiovascular diseases, diabetes, thyroid and hormone metabolism disorders. He emphasizes returning adults to a normal hormonal state, yet via a more natural route. Furthermore, Dr. Einstein is a thought leader in the area of metabolic syndrome and its role in weight gain and overall health and longevity. He has presented to his medical peers at numerous medical institutions and conferences around the country, and has been featured on Video Health Magazine and Diabetes News Stand. Dr. Einstein prides himself in individualized and unrushed medical care. He takes detailed histories and performs thorough physical examinations while paying attention to detail.

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

For the fiscal year ending December 31, 2017, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics Disclosure

We adopted a Code of Ethics. The code of ethics is available on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION.

The following executive compensation disclosure reflects all compensation for the periods ended December 31, 2017 and 2016, received by our principal executive officer, principal financial officer, and most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Robert Davidson (1)	2017	155,000	-	-	155,000
Chief Executive Officer and Chairman	2016	118,333	-	-	118,333

Edward Maliski (1)	2017	60,000	-	-	60,000
President, Chief Scientific Officer	2016	37,500	-	-	37,500

Wayne Nasby (1) (2)	2017	129,783	-	-	129,783
Chief Operating Officer	2016	104,792	-	-	104,792

Mark Udell	2017	115,000	-	-	115,000
Chief Financial Officer, Treasurer and Secretary	2016	102,305	-	-	102,305

Jessica Rousset (3)	2017	127,953	-	-	127,953
Chief Business Officer	2016	-	-	-	-

Michael Hlavsa (4)	2017	-	-	-	-
	2016	-	-	-	-

Anna Ioannou (5)	2017	-	-	-	-
	2016	-	-	-	-

_____________

(1)

This does not include convertible promissory notes issued to such executive in connection with accrued payroll as described in “Certain Relationships and Related Transactions” under Item 2.01 “Completion of Acquisition or Disposition of Assets” in the Form 8-K filed December 13, 2016.

(2)	Wayne Nasby entered into a separation agreement that was effective January 21, 2018
(3)	Jessica Rousset was appointed to Chief Operating Officer effective January 22, 2018
(4)	Michael Hlavsa resigned as the Company’s president, chief executive and treasurer on November 7, 2016.
(5)	Anna Ioannou resigned as the Company’s president, chief executive and treasurer on June 28, 2016.

Director Compensation

The table below summarizes all compensation earned by each of our directors for services performed during our fiscal year ended December 31, 2017 and 2016.

Name	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Non-qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)

Robert Davidson	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

William Yuan	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

Charles Berman	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

Anna Ioannou (1)	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

Michael Hlavsa (2)	2017	-	-	-	-	-	-
	2016	-	-	-	-	-	-

Alan Einstein	2017
	2016

__________________

(1)	Anna Ioannou resigned as the Company’s director on June 28, 2016.
(2)	Michael Hlavsa resigned as the Company’s director on November 7, 2016.

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

Potential Payments Upon Termination or Change-in-Control

The Company and Wayne Nasby entered into a Separation Agreement which granted Mr. Nasby a separation payment totaling $65,000 which is equivalent to six months of his base salary, less standard payroll deductions and withholdings, in six monthly payments beginning January 31, 2018. Additionally, the Company will pay Mr. Nasby’s COBRA premiums for six months following the Separation Date, totaling approximately $35,000.

We currently have no other contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 21, 2018 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Named Executives Officers and Directors (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)

Robert Davidson	535,469	2.24%
Edward Maliski	471,131	1.97%
Mark Udell	442,632	1.85%
Jessica Rousset	-	-
William Yuan	-	-
Charles Berman	-	-
Alan Einstein	-	-

All Executive Officers and Directors as a group (7 person)	1,449,232	6.06%

5% Shareholders
The Branstetter Group (5)	2,754,626	11.53%
Climate Change Investigation, Innovation and Investment Company, LLC (6)	3,000,000	12.55%

___________________

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 1620 Beacon Place, Oxnard, California 93035.
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

(3)

In determining percentage of outstanding, we included shares issued and outstanding, shares obligated to be issued and the securities identified (if consisting of derivative securities) as if issued. As of December 31, 2017, we had 23,901,252 shares of common stock.

(4)	The address for this shareholder is 271 North Sepulveda, California 90266.
(5)	The address for this shareholder is 12 San Rafael Avenue, Belvedere, California 94920.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 31, 2016 our sole officer and director advanced us $4,032, which is not a part of a Loan Agreement. Anna Ioannou verbally agreed to loan this amount to the Company. The loan is not interest bearing, without any profit and has no set maturity date, and the Company intends to repay the loan as cash flow becomes available. Ms. Ioannou was not repaid from the proceeds of the offering in 2016. There is no due date for the repayment of the funds advanced by Ms. Ioannou. Ms. Ioannou will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is a written agreement evidencing the advancement of funds by Ms. Ioannou.

On various dates from October 31, 2014 to February 2, 2015, CURE Pharmaceutical issued convertible promissory notes to Ronick, Inc., (“Ronick”) totaling $89,000 that were due on February 25, 2016, but Ronick has agreed to extend the due date to August 31, 2016. Robert Davidson, our Chief Executive Officer and director, is a shareholder of Ronick. Interest is payable at 3% per annum and is secured by technology and patent rights. Principal and accrued interest is convertible into common stock at $4.00 per share. This conversion is subject to an adjustment if CURE Pharmaceutical sells stock or grants conversion rates at a lower price; however, Ronick has subsequently agreed to waive these conversion rights and will convert at $4.00 per share. As of October 6, 2016, Ronick has converted $35,260 of principal and unpaid accrued interest into 8,815 of common stock shares of CURE Pharmaceutical. As of October 6, 2016, Ronick converted $35,290 of principal and unpaid accrued interest into 8,822 of common stock shares of CURE Pharmaceutical.

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

At December 31, 2017, two of our executive officers, Robert Davidson and Mark Udell, had $7,931 and $13,716, respectively, due to them and are included in accounts payable. At December 31, 2016, one of our executive officers, Robert Davidson, had $10,992 due to him and is included in accounts payable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements for the fiscal years ended December 31, 2017 and 2016 were audited by RBSM LLP.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by RBSM LLP

The following is a summary of the fees for professional services rendered by RBSM LLP for the years ended December 31, 2017 and 2016.

Fee Category	2017	2016
Audit fees	$85,000	$85,510
Audit-related fees	-	-
Tax fees	1,500	3,000
Other fees	-	-
Total Fees	$86,500	$88,510

Audit fees. Audit fees represent fees for professional services performed by RBSM LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. We did not incur any other fees for services performed by RBSM LLP, other than the services covered in “Audit Fees” for the fiscal years ended December 31, 2017 or 2016.

Tax Fees. Tax fees represent fees for professional services performed by RBSM LLP for the corporate tax preparation for the Federal and State.

Other fees. RBSM LLP did not receive any other fees during for the fiscal years ended December 31, 2017 or 2016.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Share Exchange and Conversion Agreement, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
3.1	Articles of Incorporation (incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on June 10, 2015)
3.1.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2016)
3.2	Bylaws (incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on June 10, 2015)
3.2.1	Amendment to the Bylaws (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
10.1	Agreement for the Sale of Assets, dated August 19, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on August 26, 2016)
10.2	Form of Share Cancellation Agreement, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
10.3	Form of Warrant, dated November 7, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 15, 2016)
10.4	Form of Warrant, dated December 6, 2016 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2016).
10.5	Form of Securities Purchase Agreement between CURE Pharmaceutical Holding Corp. and various investors for up to $5,000 in convertible promissory notes, dated March 20, 2018.*
10.5.1	Form of 9% Convertible Promissory Note, dated March 20, 2018.*
10.5.2	Form of Warrant, dated March 20, 2018.*
21.1	List of Subsidiaries of the Registrant (incorporated by reference to the Form 8-K, as filed with the Securities and Exchange Commission on November 15, 2016).
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)\15d-14(a)*
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

*	Filed herewith

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cure Pharmaceutical Holding Corp. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, statement of stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the notes to consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

March 23, 2018

CURE Pharmaceutical Holding Corp

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$108,249	$1,106,142
Accounts receivable	4,364	7,049
Inventory	44,996	81,285
Prepaid expenses and other assets	586,888	223,879
Total current assets	744,497	1,418,355
Property and equipment, net	337,361	370,648
Intellectual property and patents, net	900,472	894,510
Other assets	117,555	151,579
Total assets	$2,099,885	$2,835,092

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$544,980	$265,386
Accrued expenses	129,978	26,305
Loan payable	50,425	33,277
Notes payable	800,000	50,000
Capital lease payable	-	9,453
Convertible promissory notes	1,551,488	-
Derivative liability	90,738	-
Deferred revenue	361,462	173,618
Total current liabilities	3,529,071	558,039
License fees	560,000	560,000
Total liabilities	4,089,071	1,118,039

Equity (deficit):
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,901,252 and 23,336,673 shares issued and outstanding as of December 31, 2017 and 2016, respectively	23,902	23,337
Additional paid-in capital	16,483,632	12,412,430
Stock payable	324,995	-
Accumulated deficit	(18,868,599)	(10,718,714)
Total CURE Pharmaceutical Holding Corp stockholders’ equity	(2,036,070)	1,717,053
Noncontrolling interest in subsidiary	46,884	-
Total equity (deficit)	(1,989,186)	1,717,053
Total liabilities and equity (deficit)	$2,099,885	$2,835,092

The accompanying notes are an integral part of these consolidated financial statements

CURE Pharmaceutical Holding Corp

Consolidated Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Revenue
Net product sales	$148,886	$73,347
Consulting research & development income	9,696	3,356
Shipping and other sales	21,822	7,462
Total revenues	180,404	84,165

Cost of goods sold	180,629	153,330
Gross loss	(225)	(69,165)
Research and development expenses	1,427,341	753,369
Selling, general and administrative expenses	5,914,541	3,103,710
Total costs and expenses	7,341,882	3,857,079
Net loss from operations	(7,342,107)	(3,926,244)
Other income (expense):
Interest income	6	436
Other income	34,412	38,460
Loss on disposal of PP&E	(12,351)	(3,323)
Change in derivative liability	742,109	-
Other expense	(3,580)	(145,237)
Interest expense	(1,582,184)	(121,572)
Other income (expense)	(821,588)	(231,236)
Net loss before income taxes	(8,163,695)	(4,157,480)
Provision for income taxes	-	-
Net loss before noncontrolling interest	(8,163,695)	-
Noncontrolling interest	(13,810)	-
Net loss attributed to stockholders	$(8,149,885)	$(4,157,480)

Net loss attributed to stockholders per share, basic and diluted	$(0.34)	$(0.46)

Weighted average shares outstanding, basic and diluted	23,649,432	9,097,973

The accompanying notes are an integral part of these consolidated financial statements

CURE Pharmaceutical Holding Corp

Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2015	6,629,260	$6,629	$2,721,102	$-	$(6,561,234)	$-	$(3,833,503)
Issuance of common stock for conversion of convertible promissory notes	2,380,740	2,381	2,870,626	-	-	-	2,873,007
Recapitalization of the Company	8,150,210	8,150	(8,150)	-	-	-	-
Issuance of common stock for conversion of convertible promissory notes	6,106,463	6,107	6,100,356	-	-	-	6,106,463
Issuance of common stock for professional services	70,000	70	69,930	-	-	-	70,000
Warrants granted	-	-	658,566	-		-	658,566
Net loss	-	-	-	-	(4,157,480)	-	(4,157,480)
Balance, December 31, 2016	23,336,673	$23,337	$12,412,430	$-	$(10,718,714)	$-	$1,717,053
Issuance of common stock for professional services	564,579	565	2,204,435	-	-	-	2,205,000
Warrants granted for commissions earned	-	-	832,000	-	-	-	832,000
Warrants granted for services	-	-	349,057	-	-	-	349,057
Common stock owed but not yet issued	-	-	(828)	324,995	-	-	324,167
Loan discounts	-	-	686,538	-	-	-	686,538
Noncontrolling interest of Oak Therapeutics, Inc.	-	-	-	-	-	46,884	46,884
Net loss	-	-	-	-	(8,149,885)	-	(8,149,885)
Balance, December 31, 2017	23,901,252	$23,902	$16,483,632	$324,995	$(18,868,599)	$46,884	$(1,989,186)

The accompanying notes are an integral part of these consolidated financial statements

CURE Pharmaceutical Holding Corp

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities
Net loss	$(8,149,885)	$(4,157,480)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	70,000
Stock based compensation – prepaid expenses	2,311,805	607,906
Depreciation and amortization	164,596	172,608
Amortization of loan discounts	953,179	-
Bad debt expense	-	36,238
Change in derivative liability	(742,109)	-
Loss from joint venture	(2,475)	(4,334)
Noncontrolling interest	(13,810)	-
Write off of intangible assets	-	58,522
Loss on disposal of PP&E	12,351	3,323
Amortization of warrants granted for discount of convertible notes	535,195	-
Warrants granted for commission expense	832,000	-
Change in other assets and liabilities:
Restricted cash	-	49,980
Accounts receivable	2,685	(5,142)
Inventory	36,289	110,180
Prepaid expenses and other assets	(104,091)	(185,757)
Other assets	38,282	50,996
Accounts payable	279,594	(298,204)
Accrued expenses	102,882	16,635
Deferred revenue	187,844	(41,901)
Net cash used in operating activities	(3,555,668)	(3,516,430)

Cash flows from investing activities
Cash from acquisition of company	65,702	-
Advance of note receivable	-	(18,290)
Purchase in intangible assets	(49,480)	(45,930)
Payment to investment	(5,000)	(20,421)
Acquisition of property and equipment, net	(100,142)	(122,126)
Net cash used in investing activities	(88,920)	(206,767)

Cash flows from financing activities
Proceeds from loan	2,855,549	5,855,575
Loan repayments	(199,401)	(1,028,226)
Capital lease payments	(9,453)	(11,362)
Net cash provided by financing activities	2,646,695	4,815,987

Net increase (decrease) in cash and cash equivalents	(997,893)	1,092,790
Cash and cash equivalents, beginning of period	1,106,142	13,352
Cash and cash equivalents, end of period	$108,249	$1,106,142

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$36,249	$93,001
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expenses	$258,918	$-
Loan discount related to convertible promissory notes	$832,846	$-
Liabilities assumed from acquisition	$1,791	$-
Convertible promissory notes and accrued interest converted to common stock	$-	$8,979,470
Warrants granted as payment for accounts payable	$-	$50,660

The accompanying notes are an integral part of these consolidated financial statements

CURE PHARMACEUTICAL HOLDING CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

CURE Pharmaceutical Holding Corp (the “Company”), formally known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was originally formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to CURE Pharmaceutical Holding Corp.

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

Consistent with our mission of improving the lives of all people in need, regardless of geography or economic status, we have made our technology available to a private company, Oak Therapeutics (“Oak”), that is developing novel drug formulations for patients in developing nations (“Territory”). On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patents rights in the Territory, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Oak has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE”) and its majority owned subsidiary Oak Therapeutics, Inc. (“OAK”), collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. At December 31, 2017 and 2016 included in these estimates are assumptions about collection of accounts receivable, and useful life of fixed and intangible assets, tax valuation analysis, and warrant fair values.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2017 and 2016 the Company had no cash equivalents. At December 31, 2017 and 2016, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of December 31, 2017, the Company has contributed $5,000 to the Joint Venture.

On June 30, 2015, our subsidiary, Oak Therapeutics, Inc. (“Oak”), issued 25,000 shares of its common stock in exchange for $10,000 and 181,251 common stock shares of Pace Wellness, Inc. (“Pace”) at a value of $1.00 per share, which represents 1.8% interest in Pace. Oak has fully written off the investment as of the acquisition date, November 10, 2017.

Acquisitions

On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patents rights in developing nations, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. The following summarizes the consideration paid for Oak and the amounts of the assets and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Oak.

As of November 10, 2017
Consideration
License of CURE’s intellectual property	$139,000
Fair value of total consideration transferred	$139,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$65,702
Intangible asset	139,000
Accrued expenses	(791)
Loans from shareholder	(4,217)
Total identifiable net assets	199,694
Noncontrolling interest in Oak	(60,694)
CURE’s interest in Oak	$139,000

Unaudited pro forma results of operations for the year ended December 31, 2017, as if the Company and Oak had been combined as of the beginning of the period, follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

December 31, 2017
Net revenues	$363,434
Net loss	(8,099,441)

Net loss per share, basic and diluted	$(0.34)

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

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of its inventory, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $13,062 and $12,000 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $1,427,341 and $753,369 for the year ended December 31, 2017 and 2016, respectively.

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

Convertible Debentures

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 ”Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2017 and 2016, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

December 31, 2017

Number of common stock shares issued and outstanding	23,901,252
Number of common stock shares from conversion of convertible notes	307,904
Number of common stock shares from exercise of warrants	360,000
Total fully-diluted common stock shares	24,569,156

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2017 of $18,868,599. The Company had a working deficit of $2,784,574 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise between $8,000,000 to $10,000,000 in capital over the next 12 months through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has assets or liabilities valued at fair value on a recurring basis for the years ended December 31, 2017 and 2016.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. As of December 31, 2017 and 2016, our qualitative analysis of long-lived assets did not indicate any impairment.

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

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company does not anticipate a significant impact upon adoption.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company does not anticipate a significant impact upon adoption.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company does not anticipate a significant impact upon adoption.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company does not anticipate a significant impact upon adoption.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2017	December 31, 2016

Trade accounts receivable	$4,364	$7,049
Less allowances	-	-
Total accounts receivable, net	$4,364	$7,049

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2017 and December 31, 2016, prepaid expenses and other assets consisted of the following:

	December 31, 2017	December 31, 2016

Prepaid consulting services – stock-based compensation	$258,918	$150,168
Prepaid consulting services	116,167	-
Prepaid clinical study	110,538	-
Prepaid insurance	60,180	42,785
Other Receivables	5,858	10,948
Prepaid inventory	12,182	13,178
Prepaid expenses	23,045	6,800
Prepaid expenses and other assets	$586,888	$223,879

NOTE 5 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realizable value.

The carrying value of inventory consisted of the following:

	December 31, 2017	December 31, 2016

Raw Materials	$67,664	$68,047
Packaging Components	17,546	84,927
Work-In-Process	829	17,406
Finished Goods	-	-
	86,039	170,380
Reserve for Obsolescence	(41,043)	(89,095)
Total inventory	$44,996	$81,285

NOTE 6 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of December 31, 2017 and 2016, property and equipment and intangible assets consisted of the following:

	December 31, 2017	December 31, 2016

Manufacturing equipment	$797,513	$769,074
Computer and other equipment	169,499	116,747
Leasehold improvements	42,666	36,066
Less accumulated depreciation	(672,317)	(551,239)
Property and Equipment, net	$337,361	$370,648

Depreciation expense for the years ended December 31, 2017 and 2016 was $121,078 and $129,985 respectively, which includes depreciation of $8,640 for capitalized leased assets for the years ended December 31, 2017 and 2016. Accumulated depreciation for property held under capital leases were $37,177 and $28,537 as December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016

Intellectual Property	$814,582	$814,582
Patents	224,527	175,047
Less accumulated amortization	(138,637)	(95,119)
Intangible assets, net	$900,472	$894,510

The Company incurred $49,480 and $45,930 of legal patent costs that were capitalized during the years ended December 31, 2017 and 2016, respectively. The Company wrote off $58,522 of intangibles during the year ended December 31, 2016. Amortization expense for the years ended December 31, 2017 and 2016 was $43,518 and $42,663, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2018	$43,518
2019	43,518
2020	43,518
2021	43,518
2022	43,518
Thereafter	513,785
Total Amortization	$731,375

NOTE 7 – NOTE RECEIVABLE

Note receivable consists of the following at December 31, 2017 and 2016:

	2017	2016

The note receivable is a promissory note with a company bearing an interest rate of 8% per annum, principal and accrued and unpaid interest is payable on demand of the Company any time before November 11, 2016 or by November 11, 2016 if no demand is made prior to such date. This note has been written off in 2016.	$-	$17,948
The note receivable is a promissory note with a company bearing an interest rate of 8% per annum, principal and accrued and unpaid interest is payable on demand of the Company any time before March 29, 2017 or by March 29, 2017 if no demand is made prior to such date. This note has been written off in 2016.	-	18,290
	-	36,238
Less allowances	-	(36,238)
Current portion of note receivable	-	-
Note receivable, less current portion	$-	$-

NOTE 8 – LOAN PAYABLE

Loan payable consists of the following at December 31, 2017 and 2016:

	2017	2016
Notes to a company due August 29, 2018 and September 21, 2018, including interest at 7.55% and 7.05%, respectively per annum; unsecured; interest due monthly	$50,425	$-
Note to a company due September 29, 2017 including interest at 13,25% per annum; unsecured; interest due monthly	-	33,277
	$50,425	$33,277

Interest expense for the year ended December 31, 2017 and 2016 was $2,011 and $930, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$650,000	$-
Note to a company of $100,000 due January 31, 2018 including interest of $3,000 per month, unsecured, principal and interest due at maturity, principal and interest repaid on January 23, 2018	100,000	-
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000

	$800,000	$50,000

During the year ended December 31, 2017 and 2016, the Company incurred $10,000 and $0, respectively, amortization of discount. Interest expense for the year ended December 31, 2017 and 2016 was $30,226 and $0, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Convertible promissory notes totaling $1,900,000 due between November 11, 2017 and May 8, 2018, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between November 11, 2017 and May 8, 2018; convertible promissory notes totaling $1,300,000 were amended to extend the maturity date to March 31, 2018	$1,900,000	$-

	1,900,000	-
Unamortized discount	(348,512)	-
Convertible promissory notes	$1,551,488	$-

During the year ended December 31, 2017 and 2016, the Company incurred $1,170,873 and $0, respectively, amortization of discount. Interest expense for the year ended December 31, 2017 and 2016 was $84,161 and $0, respectively.

NOTE 11 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Derivative liability	$—	$—	$(90,738)	$(90,738)

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

December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.20%
Expected stock price volatility	75.43%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2017:

December 31, 2017
Value at December 31, 2016	$-
Initial value at the debt issuance	832,846
Decrease in value	(742,108)
Value at December 31, 2017	$90,738

NOTE 12 – WARRANT AGREEMENTS

On January 3, 2017, the Company issued 1,300,000 warrants in connection with commissions earned in relation to the Company’s Private Label Exclusive Distribution and License agreement with Red Barn Pet Products, LLC.

From May 11, 2017 to December 31, 2017, the Company issued 360,000 warrants in connection with the issuance of $1,800,000 convertible promissory notes. The warrants have an exercise price of the lower of $7.00 per share or the price per share in the Company’s latest debt or equity financing greater than $3,000,000 and a term of 3 years.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2016	4,392,107	1.97	6.17
Granted	1,660,000	3.08	2.62
Exercised	(1,300,000)	(3.94)	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2017	4,752,107	2.90	4.98
Exercisable at December 31, 2017	3,101,026	3.40	3.93

The change in warrant value for the year ended December 31, 2017 and 2016 was $1,181,057 and $607,906, respectively.

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $7.00	4,752,107	4.98	$2.90	3,101,026	$3.40
	4,752,107	4.98	$2.90	3,101,026	$3.40

The weighted-average fair value of warrants granted to during the year ended December 31, 2017 and year ended December 31, 2016, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2017	December 31, 2016
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.92%	1.83%
Expected stock price volatility	84.43%	84.42%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 13 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2017 and December 31, 2016, there were 23,901,252 and 23,336,673 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On April 7, 2017, the Company issued 14,579 common stock shares at $6.86 per share for consulting services to be performed over a one year period. The total value of this issuance was $100,000 and as of December 31, 2017, $26,575 is included in prepaid expenses and other assets.

On April 24, 2017, the Company issued 100,000 common stock shares at $7.00 per share for consulting services to be performed over a six month period. The total value of this issuance was $700,000.

On May 18, 2017, the Company issued 300,000 common stock shares at $2.10 per share for consulting services to be performed over a one year period. The total value of this issuance was $630,000 and as of December 31, 2017, $39,699 is included in prepaid expenses and other assets.

On August 21, 2017, the Company issued 100,000 common stock shares at $5.30 per share for consulting services to be performed over a four month period. The total value of this issuance was $530,000.

On October 15, 2017, the Company issued 50,000 common stock shares at $4.90 per share for consulting services to be performed over a one year period. The total value of this issuance was $245,000 and as of December 31, 2017, $192,644 is included in prepaid expenses and other assets.

Stock Payable

On December 14, 2017, the Company issued a $100,000 convertible promissory note to a company due June 14, 2018. In connection with issuance of this convertible promissory note, the Company is to issue 150,000 common stock shares at $2.05 per share per the terms of the convertible promissory note. As of December 31, 2017, the Company has not yet issued these common stock shares and thus the Company recorded a stock payable for $307,500.

On October 15, 2017, the Company entered into a Consulting Agreement (“Agreement”) with an individual (“Consultant”) to provide business development advisory services. In consideration for the Consultant’s services provided, the Company shall grant 100,000 common stock shares, where 50,000 common stock shares shall be issued on October 15, 2017 and the remaining 50,000 common stock shares shall be granted to the Consultant within 90 days of execution of the Agreement. The Company issued 50,000 common stock shares at $4.90 per share for consulting services to be performed over a one year period on October 15, 2017. As the Company did not issue the remaining 50,000 common stock shares before the year ended December 31, 2017, the Company recorded a stock payable of $16,667, which is included in consulting expenses.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The only significant matter of which the Company is aware of is discussed below.

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. The Company is currently unable to determine what the additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease, with a lease payment of $19,997 per month.

The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, CA 93033, which contains approximately 6,547 square feet. The Company is currently on a month-to-month lease, with a lease payment of $4,763 per month.

The Company also leases additional research and development space at 2029 Becker Drive, Lawrence, KS 66047, which contains approximately 1,350 square feet. The Company is currently on a month-to-month lease, with a lease payment of $1,000 per month.

Total rent expense for the years ended December 31, 2017 and 2016 was $294,646 and $286,539, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

On various dates from October 31, 2014 to February 2, 2015, CURE Pharmaceutical issued convertible promissory notes to Ronick, Inc., (“Ronick”) totaling $89,000 that were due on February 25, 2016, but Ronick has agreed to extend the due date to August 31, 2016. Robert Davidson, our Chief Executive Officer and director, is a shareholder of Ronick. Interest is payable at 3% per annum and is secured by technology and patent rights. Principal and accrued interest is convertible into common stock at $4.00 per share. This conversion is subject to an adjustment if CURE Pharmaceutical sells stock or grants conversion rates at a lower price; however, Ronick has subsequently agreed to waive these conversion rights and will convert at $4.00 per share. As of October 6, 2016, Ronick has converted $35,260 of principal and unpaid accrued interest into 8,815 of common stock shares of CURE Pharmaceutical. As of October 6, 2016, Ronick converted $35,290 of principal and unpaid accrued interest into 8,822 of common stock shares of CURE Pharmaceutical.

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

At December 31, 2017, two of our executive officers, Robert Davidson and Mark Udell, had $7,931 and $13,716, respectively, due to them and are included in accounts payable. At December 31, 2016, one of our executive officers, Robert Davidson, had $10,992 due to him and is included in accounts payable.

NOTE 16 – INCOME TAXES

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

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company generated a deferred tax asset through net operating loss carry-forwards. Management of the Company’s analysis indicates the net operating losses would be subject to significant limitations pursuant to Internal Revenue Code Section 382. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might limit the usage or render the NOL’s completely worthless. Therefore, Management of the Company based upon Management’s evaluation has recorded a Full Valuation Reserve (100%), since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

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

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards of approximately $17,385,131, which expire through 2037. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

The provision for incomes taxes for the years ending December 31 is as follows:

	2017	2016
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows:

	2017	2016
Deferred income tax assets
Net operating loss carryforward	$5,585,508	$4,622,321
Deferred revenue	107,860	74,378
Allowance for doubtful accounts	1,306	15,524
Accrued expenses	11,346	8,699
Total deferred tax assets	5,706,020	4,720,922

Deferred income tax liabilities
State income taxes	(353,750)	(329,222)
Depreciation and amortization	(16,065)	(23,120)
Valuation allowance	(5,336,205)	(4,368,580)
Total deferred tax liabilities	(5,706,020)	(4,720,922)

Deferred income tax, net	$-	$-

NOTE 17 – SUBSEQUENT EVENTS

In connection with a Consulting Agreement with an individual, the Company issued the remaining 50,000 common stock shares at $1.48 per share on January 24, 2018 for consulting services to be performed over a one year period.

On January 30, 2018, the Company received in total $1,000,000 by issuing a convertible promissory note (“Convertible Note”) to an individual (“Holder”) that is due November 30, 2018 (“Maturity Date”). The Convertible Note shall accrue interest at 9% per annum, to be paid quarterly in cash on the last trading day of each fiscal quarter staring with June 30, 2018 and is unsecured. At any time after June 30, 2018 until the Maturity Date, the outstanding principal amount of this Note (the “Principal Amount”), plus all accrued but unpaid interest shall be convertible at the option of the Holder, in whole or in part, into shares of Common Stock, at any time and from time to time (the “Optional Conversion”), at a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of the Notice of Conversion, (the “Optional Conversion Price”). If on or prior to the Maturity Date, the Company consummates its next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of Common Stock or preferred stock and enables the Company to list its Common Stock on a national securities exchange (“Qualified Offering”), the entire Principal Amount of this Note shall be automatically converted into shares of Common Stock (the “Mandatory Conversion” and together with the Optional Conversion, the “Conversion”) at a price per share equal to 75% of the price of the Qualified Offering (the “Mandatory Conversion Price” together with Optional Conversion Price, the “Conversion Price”).

On February 20, 2018, (the “Effective Date”) the Company entered into a Consulting Agreement (“Agreement”) with an individual (“Consultant”) to perform strategic marketing and development services. The term of the Agreement is for one year from the Effective Date and the Company shall compensate the Consultant’s services by issuing 250,000 restricted common stock shares of the Company. As of the date of the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2017, the Company has not yet issued these restricted common stock shares.

On February 23, 2018, (the “Effective Date”) the Company entered into a Consulting Agreement (“Agreement”) with Liviakis Financial Communications, Inc. (“Consultant”) to perform services in investors’ communication and public relations with existing and prospective shareholders, brokers, dealers and other investment professionals with respect to the Company’s current and proposed activities. The term of the Agreement is for 30 months from the Effective Date and the Company shall compensate the Consultant’s services by issuing 1,000,000 restricted common stock shares of the Company. As of the date of the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2017, the Company has not yet issued these restricted common stock shares.

The Company has previously adopted and maintains the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company remain available for grant as of the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2017. The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. No awards have been granted as of the date of the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2017.

On March 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors (the “Investors”) for the sale of up to $5,000,000 of convertible promissory notes (“Convertible Notes”) that are due November 30, 2018 (“Maturity Date”). The Convertible Notes shall accrue interest at 9% per annum, to be paid quarterly in cash on the last trading day of each fiscal quarter beginning on June 30, 2018 and are unsecured. At any time after June 30, 2018 until the Maturity Date, the outstanding principal amounts of these Notes (the “Principal Amounts”), plus all accrued but unpaid interest shall be convertible at the option of the Holders, in whole or in part, into shares of the Company’s Common Stock, at any time and from time to time, at a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of the notice of conversion, . If on or prior to the Maturity Date, the Company consummates its next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of Common Stock or preferred stock and enables the Company to list its Common Stock on a national securities exchange (“Qualified Offering”), the entire Principal Amounts of these Notes shall be automatically converted into shares of Common Stock at a price per share equal to 75% of the price of the Qualified Offering. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. The Warrants will have a three year term and shall be exercisable in cash.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

Date: March 23, 2018	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

	By:	/s/ Mark Udell
Mark Udell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on March 23, 2018, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Robert Davidson	Chief Executive Officer, Chairman of the Board and Director
Robert Davidson

/s/ Mark Udell	Chief Financial Officer, Treasurer and Secretary
Mark Udell	Principal Financial Officer and Principal Accounting Officer

/s/ William Yuan	Director
William Yuan

/s/ Charles Berman	Director
Charles Berman

/s/ Alan Einstein	Director
Alan Einstein

32