Form 10-Q
period 2018-03-31
Cure Pharmaceutical Holding Corp.
filed 2018-05-15
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

On May 11, 2018, we had 23,951,252 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$840,577	$108,249
Accounts receivable	39,907	4,364
Inventory	69,987	44,996
Prepaid expenses and other assets	986,589	586,888
Total current assets	1,937,060	744,497
Property and equipment, net	328,855	337,361
Intellectual property and patents, net	896,211	900,472
Prepaid expenses and other assets	606,130	-
Other assets	108,868	117,555
Total assets	$3,877,124	$2,099,885

Liabilities and Deficit
Current liabilities:
Accounts payable	$559,205	$544,980
Accrued expenses	183,599	129,978
Loan payable	33,526	50,425
Notes payable	700,000	800,000
Convertible promissory notes, net of unamortized discount	3,290,450	1,551,488
Derivative liability	65,961	90,738
Deferred revenue	396,484	361,462
Total current liabilities	5,229,225	3,529,071
License fees	560,000	560,000
Total liabilities	5,789,225	4,089,071

Deficit:
Common stock: $0.001 par value; authorized 75,000,000 shares; 23,951,252 and 23,901,252 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	23,952	23,902
Additional paid-in capital	17,240,845	16,483,632
Stock payable	1,553,328	324,995
Accumulated deficit	(20,770,435)	(18,868,599)
Total CURE Pharmaceutical Holding Corp stockholders’ deficit	(1,952,310)	(2,036,070)
Noncontrolling interest in subsidiary	40,209	46,884
Total deficit	(1,912,101)	(1,989,186)
Total liabilities and deficit	$3,877,124	$2,099,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Revenue
Net product sales	$69,322	$27,497
Consulting research & development income	35,692	4,448
Total revenues	105,014	31,945

Cost of goods sold	59,086	35,550
Gross profit (loss)	45,928	(3,605)
Research and development expenses	426,529	219,620
Selling, general and administrative expenses	1,018,510	2,402,547
Total costs and expenses	1,445,039	2,622,167
Net loss from operations	(1,399,111)	(2,625,772)
Other income (expense):
Interest income	-	4
Other income	7,533	8,571
Change in derivative liability	24,777	-
Other expense	(107,881)	(994)
Interest expense	(433,830)	(2,151)
Other income (expense)	(509,401)	5,430
Net loss before income taxes	(1,908,512)	(2,620,342)
Provision for income taxes	-	-
Net loss before noncontrolling interest	(1,908,512)	-
Noncontrolling interest	(6,676)	-
Net loss attributed to stockholders	$(1,901,836)	$(2,620,342)

Net loss attributed to stockholders per share, basic and diluted	$(0.08)	$(0.11)

Weighted average shares outstanding, basic and diluted	23,937,919	23,336,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net loss	$(1,908,512)	$(2,620,342)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation – prepaid expenses	237,689	115,644
Depreciation and amortization	34,954	48,258
Amortization of loan discounts	360,089	-
Change in derivative liability	(24,777)	-
Warrants granted for commission expense	37,137	-
Warrants granted for services	-	1,801,993
Change in other assets and liabilities:
Accounts receivable	(35,543)	(31,089)
Inventory	(24,991)	1,927
Prepaid expenses and other assets	58,813	35,894
Other assets	8,687	9,050
Accounts payable	14,225	28,595
Accrued expenses	53,621	3,616
Deferred revenue	35,022	10,320
Net cash used in operating activities	(1,153,586)	(596,134)

Cash flows from investing activities
Purchase in intangible assets	(6,638)	(11,000)
Payment to joint venture	-	(5,000)
Acquisition of property and equipment, net	(15,549)	(19,314)
Net cash used in investing activities	(22,187)	(35,314)

Cash flows from financing activities
Proceeds from convertible promissory notes	2,025,000	-
Loan repayments	(116,899)	(10,729)
Capital lease payments	-	(3,063)
Net cash provided (used) by financing activities	1,908,101	(13,792)

Net increase (decrease) in cash and cash equivalents	732,328	(645,240)
Cash and cash equivalents, beginning of period	108,249	1,106,142
Cash and cash equivalents, end of period	$840,577	$460,902

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$19,973	$2,151
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expenses	$1,323,562	$514,356
Warrants granted for discount on convertible promissory notes	$646,127	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 and 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents. At March 31, 2018 and December 31, 2017, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of March 31, 2018, the Company has only contributed $5,000 to the Joint Venture.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2018 and for the year ended December 31, 2017.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include research and development contracts for the development of OTF products utilizing our CureFilm™ Technology or our other proprietary technologies. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company’s consulting research and development income include services for the development of OTF products utilizing our CureFilm™ Technology. Most of our development contracts have four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

Deferred revenue is shown separately in the condensed consolidated balance sheets. At March 31, 2018 we had deferred revenue of $396,484. At December 31, 2017, we had deferred revenue of $361,462.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company did not incur advertising costs for the three months period ended March 31, 2018. The Company recorded advertising costs of $1,876 for the three month period ended March 31, 2017.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $426,529 and $219,620 for the three month periods ended March 31, 2018 and 2017, respectively.

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

Convertible Debentures

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 ““Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

March 31, 2018

Number of common stock shares issued and outstanding	23,951,252
Number of common stock shares from conversion of convertible notes	307,904
Number of common stock shares from exercise of warrants	1,695,000
Total fully-diluted common stock shares	25,954,156

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at March 31, 2018 of $20,770,435. The Company had a working deficit of $3,292,165 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise between $6,000,000 to $8,000,000 in capital over the next 12 months through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2016-12 did not have an impact on the Company’s condensed consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The adoption of ASU 2016-15 did not have an impact on the Company’s condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 did not have an impact on the Company’s condensed consolidated financial statements.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$68,722	$67,664
Packaging components	18,454	17,546
Work-in-process	23,920	829
	111,096	86,039
Reserve for obsolescence	(41,109)	(41,043)
Total inventory	$69,987	$44,996

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2018 and December 31, 2017, prepaid expenses and other assets consisted of the following:

	March 31, 2018	December 31, 2017

Prepaid consulting services– stock-based compensation	$1,323,562	$258,918
Prepaid consulting services	152,640	116,167
Prepaid clinical study	-	110,538
Prepaid insurance	43,767	60,180
Other receivables	5,858	5,858
Prepaid inventory	30,744	12,182
Prepaid expenses	36,148	23,045
Prepaid expenses and other assets	$1,592,719	$586,888
Current portion of prepaid expenses and other assets	(986,589)	-
Prepaid expenses and other assets less current portion	606,130	586,888

NOTE 5 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of March 31, 2018 and December 31, 2017, property and equipment and intangible assets consisted of the following:

	March 31, 2018	December 31, 2017

Manufacturing equipment	$797,513	$797,513
Computer and other equipment	185,048	169,499
Leasehold improvements	42,666	42,666
Less accumulated depreciation	(696,372)	(672,317)
Property and Equipment, net	$328,855	$337,361

Depreciation expense for the three months ended March 31, 2018 and 2017 was $24,055 and $37,437, respectively.

	March 31, 2018	December 31, 2017

Intellectual Property	$814,582	$814,582
Patents	231,165	224,527
Less accumulated amortization	(149,535)	(138,637)
Intangible assets, net	$896,211	$900,472

The Company incurred $6,638 and $49,480 of legal patent costs that were capitalized during the three months period ended March 31, 2018 and for the year ended December 31, 2017, respectively. Amortization expense for the three months period ended March 31, 2018 and March 31, 2017 was $10,899 and $10,821, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2018	$32,696
2019	43,596
2020	43,596
2021	43,596
2022	43,596
Thereafter	513,396
Total Amortization	$720,476

NOTE 6 – LOAN PAYABLE

Loan payable consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Notes to a company due August 29, 2018 and September 21, 2018, including interest at 7.55% and 7.05%, respectively per annum; unsecured; interest due monthly	$33,526	$50,425
Current portion of loan payable	(33,526)	(50,425)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2018 and 2017 was $800 and $1,012, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$650,000	$650,000
Note to a company of $100,000 due January 31, 2018 including interest of $3,000 per month, unsecured, principal and interest due at maturity, principal and interest repaid on January 23, 2018	-	100,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000
	700,000	800,000

Current portion of loan payable	(700,000)	(800,000)
Loan payable, less current portion	$-	$-

Interest expense for the three ended March 31, 2018 and 2017 was $19,027 and $0, respectively

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Convertible promissory notes totaling $1,900,000 due between November 11, 2017 and May 8, 2018, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between November 11, 2017 and May 8, 2018	$1,900,000	$1,900,000

Convertible promissory notes totaling $2,025,000 due November 30, 2018, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning June 30, 2018

	2,025,000	-
	3,925,000	1,900,000

Unamortized discount	(634,550)	(348,512)
Current portion of convertible promissory notes	3,290,450	1,551,488
Convertible promissory notes, less current portion	$-	$-

As of March 31, 2018, there were eight convertible promissory notes (“Notes”) totaling $1,700,000 that were in default. On April 15, 2018, the Company amended six of Notes to extend the maturity date to May 31, 2018. Of these six Notes, two Notes totaling $250,000 were repaid on April 23, 2018. In addition, two Notes totaling $500,000 are currently being negotiated to either extend the maturity date, be repaid or be converted into common stock of Company.

During the three months ended March 31, 2018 and 2017, the Company incurred $147,608 and $0, respectively, amortization of discount. During the three months ended March 31, 2018 and 2017, the Company incurred $303,174 and $0, respectively, amortization of discount. Interest expense for the three ended March 31, 2018 and 2017 was $111,008 and 0, respectively

NOTE 9 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(65,961)	$(65,961)

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(90,738)	$(90,378)

The Company has issued convertible promissory notes during 2017. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2018 were as follows:

March 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.56%
Expected stock price volatility	126.00%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2018:

March 31, 2018
Value at December 31, 2017	$90,738
Decrease in value	(24,777)
Value at March 31, 2018	$65,961

NOTE 10 – WARRANT AGREEMENTS

On January 24, 2018, the Company issued an additional 55,000 warrants at a fair market value of $50,094 and with an exercise price of $1.00 per share in connection with issuance of $1,800,000 convertible promissory notes in 2017 and amended on January 24, 2018 to extend the maturity date to March 31, 2018.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	4,752,107	2.90	4.98
Granted	55,000	1.00	2.31
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2018	4,807,107	2.06	2.64
Exercisable at March 31, 2018	3,271,107	2.09	2.62

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 – $7.00	4,807,107	2.64	$2.06	3,271,107	$2.09
	4,807,107	2.64	$2.06	3,271,107	$2.09

The weighted-average fair value of warrants granted to during the three months ended March 31, 2018 and year ended December 31, 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.56%	2.20%
Expected stock price volatility	126.00%	75.43%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2018 and December 31, 2017, there were 23,951,252 and 23,901,252 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one year period. The total value of this issuance was $74,000 and as of March 31, 2018, $42,945 is included in prepaid expenses and other assets.

Stock Payable

On February 20, 2018, the Company entered into a Consulting Agreement (“Agreement”) with an individual (“Consultant”) to provide strategic marketing and development advisory services. In consideration for the Consultant’s services provided, the Company shall grant 250,000 restricted common stock shares at $1.10 price per share over a six month period, where 250,000 restricted common stock shares vesting immediately. As the Company did not issue the 250,000 restricted common stock shares before the three months period ended March 31, 2018, the Company recorded a stock payable of $275,000. As of March 31, 2018, $215,746 is included in prepaid expenses and other assets.

On February 23, 2018, (the “Effective Date”) the Company entered into a Consulting Agreement (“Agreement”) with Liviakis Financial Communications, Inc. (“Consultant”) to perform services in investors’ communication and public relations with existing and prospective shareholders, brokers, dealers and other investment professionals with respect to the Company’s current and proposed activities. The term of the Agreement is for 30 months from the Effective Date and the Company shall compensate the Consultant’s services by issuing 1,000,000 restricted common stock shares of the Company at price per share of $0.97. As of the date of the Company’s filing of its Form 10-Q for the three months period March 31, 2018, the Company has not yet issued these restricted common stock shares. Thus, the Company recorded a stock payable of $970,000. As of March 31, 2018, $930,720 is included in prepaid expenses and other assets.

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

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. The Company is currently unable to determine what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

The Company also leases additional office and warehouse space at 1612 Fiske Place, Oxnard, CA 93033, which contains approximately 2,227 square feet. The Company is currently on a month-to-month lease.

Total rent expense for the three month periods ended March 31, 2018 and 2017 was $74,178 and $72,400, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On April 2, 2018 (the “Effective Date”), the Company entered into a patent purchase agreement (“Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents. As consideration for the assignment of the Assigned Patents and other rights under the Agreement, the Company shall issue to Assignor shares of its Common Stock (“Shares”) as follows, provided, that the maximum number of Shares issuable hereunder shall not exceed Two Hundred Thousand (200,000): (a) 50,000 Shares will be issued on the Effective Date; (b) 10,000 Shares will be issued for each Abandoned Application the prosecution of which is revived by the United States Patent and Trademark Office (“USPTO”); and (c) 50,000 Shares will be issued upon issuance by the USPTO of each patent that includes at least one specific claim in a patent application that recites subject matter to be defined by Assignee in its sole discretion (“Target Claim”). As of the date of the Company’s filing of its Form 10-Q for the quarterly period ended March 31, 2018, the Company has not yet issued these Shares.

The Company has previously adopted and maintains the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company remain available for grant as of March 31, 2018. The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. On April 6, 2018, the Company awarded 500,000 Restricted Common Stock (“RCS”), 1,251,700 Nonstatutory Stock Options (“NSO”) and 804,000 Incentive Stock Options (“ISO”) to employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants at a $0.74 price per share. Vesting period for the awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

On April 15, 2018, the Company amended six convertible promissory notes totaling $1,100,000 to extend the maturity dates to May 31, 2018. For extending the maturity date, the Company granted an additional 275,000 warrants to purchase common stock of the Company at a strike price of $1.00 per share. In addition, the Company extended the term of the warrant agreements for one additional year for each of the convertible promissory notes. On April 23, 2018, the Company repaid two of these convertible promissory notes totaling $250,000.

On April 24, 2018, the Company received in total $500,000 (“Investment Amount”) by issuing a convertible promissory note (“Convertible Note”) to a Company, Therapix Biosciences Ltd., (“Investor”) that is due April 30, 2019 (“Maturity Date”). The Convertible Note shall accrue interest at 9% per annum and is unsecured. Unless earlier converted, at the election of the Investor, the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share (the “Voluntary Conversion PPS”) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “Financing”), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS.

Payment to convertible note holders.

On April 30, 2018, the Company paid $10,000 for a Convertible Promissory Note (“Note”) from Oak Therapeutics, Inc. (“Oak”), a subsidiary of the Company, that is due April 30, 2019. The Note shall accrue interest at 9% per annum and is unsecured. The entire outstanding Note balance and any unpaid accrued interest can be converted into common stock shares of Oak at price per share of $0.52.

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

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2018 and 2017.

Revenues for the three months ended March 31, 2018 were $105,014 as compared to $31,945 for the three months ended March 31, 2017. The increase was principally due to the Company increased orders from ID Life, LLC for Sleep Strips. Revenues earned from ID Life have increased by 152% for the three months ended March 31, 2018 compared to the same period in 2017. In addition, the Company completed phases I and II of our research and development agreement with Aveneon Technology Ltd. for the development of a Sildenafil OTF during the three months ended March 31, 2018. The Company did not generate this type of revenue in the three months ended March 31, 2017.

Cost of Goods Sold

Cost of goods sold was $59,086 in the three months ended March 31, 2018 compared to $35,550 in the three months ended March 31, 2017. Cost of goods sold increased by $23,536 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which was primarily due to the increased sales to ID Life for Sleep Strips. In addition, the Company generated revenue from ID Life on higher margin products in the three months ended March 31, 2018 compared to the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 amounted to $1,018,510, and for the three months ended March 31, 2017 amounted to $2,402,547. For the three months ended March 31, 2018 and 2017, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, investor relation services, PR services and rent expenses. The decrease in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly due to the decrease in noncash transactions of $1.6 million relating to common stock issued for consulting services and recording the fair value of warrants issued for services recorded in the three months ended March 31, 2017 compared to the same period in 2018. However, the decrease was offset by the increases in payroll, legal, accounting, investor relations, and PR services.

Research and Development Expenses

For the three months ended March 31, 2018, research and development expenses increased to $426,529 compared to the three months ended March 31, 2017 of $219,620. As the Company was able to raise funds during 2017 and the first quarter of 2018 by issuing convertible promissory notes, we were able to continue to focus on spending to improve our intellectual property. At the same time the Company focused on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products. This is evident by our research and development deals for the development of a Sildenafil CUREfilm and a PEA and Dronabinol combination CUREfilm as well as our investment in preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. In addition, our subsidiary Oak Therapeutics, Inc. has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak is currently in the application process for Phase II of the SBIR program to continue its research and development and focus on manufacturing scale up, clinical trials and commercialization.

LIQUIDITY AND CAPITAL RESOURCES

For the Three Months ended March 31, 2018

As of March 31, 2018, our total assets were $3,877,124 comprised of cash of $840,577, accounts receivable of $39,907, inventory of $69,987, prepaid expenses and other assets of $1,592,719, net property and equipment of $328,855, net intangibles of $896,211, and other assets of $108,868. Our total liabilities were $5,789,225 comprised of accounts payable of $559,205, accrued expenses of $183,599, current portion of loan and note payables of $733,526, convertible promissory notes of 3,290,450, derivative liability of 65,961, deferred revenue of $396,484 and license fees of $560,000.

Cash flows used in operating activities

For the three months ended March 31, 2018, operating activities consumed $1,153,586 of cash. This was primarily the result of a net loss of $1,908,512, offset by depreciation and amortization of $34,954, amortization of stock based compensation – prepaid expenses of $237,689, amortization of loan discounts of $360,089 as well as the changes in accounts receivable of $35,543, inventory of $24,991, prepaid expenses of $58,813, accounts payable of $14,225, accrued expenses of $53,621 and deferred revenue of $35,022.

Cash flows used in investing activities

Investment activities used an additional $22,187 of cash during the three months ended March 31, 2018, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $6,638 and acquisition of property and equipment of $15,549.

Cash flows provided by financing activities

Financing activities used $1,908,101 of cash for the three months ended March 31, 2018, primarily as the result of proceeds from the issuance of convertible promissory notes of $2,025,000 and repayments of convertible promissory note and loan payables of $116,899.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2018 and for the year ended December 31, 2017.

Going Concern

For the year ended December 31, 2017, the auditors opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss, these factors raise substantial doubt about the Company's ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of March 31, 2018. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $6,000,000 to $8,000,000 in capital over the next 12 months through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.  However, the outcome of these matters cannot be predicted with certainty at this time.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2018. As of March 31, 2018, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one year period.

The shares of common stock described above were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act promulgated thereunder and in reliance on similar exemptions under applicable state laws.

On January 24, 2018, the Company issued an additional 55,000 warrants in connection with the issuance of $1,100,000 convertible promissory notes issued in 2017. The warrants have an exercise price of $1.00 per share and a term of 3 years.

From January 30, 2018 to March 28, 2018, the Company issued up to $2,025,000 convertible promissory notes with investors (“Investors”) due November 30, 2018. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. The Warrants will have a three year term and shall be exercisable in cash.

The warrants and notes described above were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

As of March 31, 2018, there were eight convertible promissory notes (“Notes”) totaling $1,700,000 that were in default. On April 15, 2018, the Company amended six of Notes to extend the maturity date to May 31, 2018. Of these six Notes, two Notes totaling $250,000 were repaid on April 23, 2018. In addition, two Notes totaling $500,000 are currently being negotiated to either extend the maturity date, be repaid or be converted into common stock of Company. As of the filing of our Form 10-Q for the quarterly period ended March 31, 2018, the two Notes totaling $500,000 are still in default, however, the Company has not received any notice of default from the note holders of these two Notes.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 15, 2018	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
May 15, 2018

/s/ Mark Udell
Mark Udell
Chief Financial Officer
May 15, 2018

