Form 10-Q
period 2018-06-30
Cure Pharmaceutical Holding Corp.
filed 2018-08-20
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	2834	37-1765151
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

On August 13, 2018, we had 25,021,427 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	Unaudited
Assets
Current assets:
Cash	$161,051	$108,249
Accounts receivable	66,165	4,364
Inventory	99,827	44,996
Prepaid expenses and other assets	717,040	586,888
Total current assets	1,044,083	744,497
Property and equipment, net	311,125	337,361
Intellectual property and patents, net	1,022,593	900,472
Prepaid expenses and other assets	498,339	-
Other assets	100,585	117,555
Total assets	$2,976,725	$2,099,885

Liabilities and Deficit
Current liabilities:
Accounts payable	$601,291	$544,980
Accrued expenses	264,328	129,978
Loan payable	16,323	50,425
Notes payable	700,000	800,000
Convertible promissory notes, net of unamortized discount	3,741,221	1,551,488
Derivative liability	181,950	90,738
Deferred revenue	408,263	361,462
Total current liabilities	5,913,376	3,529,071
License fees	560,000	560,000
Total liabilities	6,473,376	4,089,071

Deficit:
Common stock: $0.001 par value; authorized 75,000,000 shares; 25,021,427 and 23,901,252 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	25,022	23,902
Additional paid-in capital	18,695,056	16,483,632
Stock payable	923,728	324,995
Accumulated deficit	(23,172,763)	(18,868,599)
Total CURE Pharmaceutical Holding Corp stockholders’ deficit	(3,528,957)	(2,036,070)
Noncontrolling interest in subsidiary	32,306	46,884
Total deficit	(3,496,651)	(1,989,186)
Total liabilities and deficit	$2,976,725	$2,099,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Net product sales	$149,418	$32,073	$218,740	$59,570
Consulting research & development income	7,500	-	43,192	4,448
Shipping and other sales	-	6,812	-	6,812
Total revenues	156,918	38,885	261,932	70,830

Cost of goods sold	69,988	39,598	129,074	75,148
Gross profit (loss)	86,930	(713)	132,858	(4,318)
Research and development expenses	376,840	205,648	803,369	425,268
Selling, general and administrative expenses	2,033,761	2,194,950	3,052,271	4,597,497
Total costs and expenses	2,410,601	2,400,598	3,855,640	5,022,765
Net loss from operations	(2,323,671)	(2,401,311)	(3,722,782)	(5,027,083)

Other income (expense):
Interest income	-	1	-	5
Other income	86	8,571	7,619	17,142
Loss on disposal of PP&E	-	(12,351)	-	(12,351)
Change in derivative liability	181,610	(42,545)	206,387	(42,545)
Other expense	(1,826)	(6,394)	(109,707)	(7,388)
Interest expense	(266,429)	(87,054)	(700,259)	(89,205)
Other income (expense)	(86,559)	(139,772)	(595,960)	(134,342)
Net loss before income taxes	(2,410,230)	(2,541,083)	(4,318,742)	(5,161,425)
Provision for income taxes	-	-	-	-
Net loss	(2,410,230)	(2,541,083)	(4,318,742)	(5,161,425)
Net loss attributed to noncontrolling interest	(7,903)	-	(14,578)	-
Net loss attributed to CURE Pharmaceutical Holding Corp	$(2,402,327)	(2,541,083)	$(4,304,164)	$(5,161,425)

Net loss per share, basic and diluted	$(0.10)	(0.11)	$(0.18)	$(0.22)

Weighted average shares outstanding, basic and diluted	24,217,808	23,436,696	24,210,688	23,593,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2018 and 2017

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net loss	$(4,318,742)	$(5,161,425)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation – prepaid expenses	713,537	552,010
Loss on disposal of PP&E	-	12,351
Stock issued for services	45,615	-
Equity incentive compensation	461,268	-
Depreciation and amortization	72,164	98,161
Amortization of loan discounts	519,716	82,933
Change in derivative liabilities	(206,387)	42,545
Warrants granted for commission expense	94,277	-
Warrants granted for services	-	2,717,620
Change in other assets and liabilities:
Accounts receivable	(61,801)	(6,394)
Inventory	(54,831)	(22,704)
Prepaid expenses and other assets	153,705	(594,061)
Other assets	16,970	22,701
Accounts payable	106,311	151,350
Accrued expenses	144,350	10,136
Deferred revenue	46,801	18,982
Net cash used in operating activities	(2,267,047)	(2,075,795)

Cash flows from investing activities
Purchase in intangible assets	(47,632)	(16,555)
Payment to joint venture	-	(5,000)
Acquisition of property and equipment, net	(23,417)	(42,795)
Net cash used in investing activities	(71,049)	(64,350)

Cash flows from financing activities
Proceeds from convertible promissory notes	2,775,000	1,340,000
Loan repayments	(384,102)	(21,817)
Capital lease payments	-	(6,219)
Net cash provided by financing activities	2,390,898	1,311,964

Net increase (decrease) in cash and cash equivalents	52,802	(828,181)
Cash and cash equivalents, beginning of period	108,249	1,106,142
Cash and cash equivalents, end of period	$161,051	$277,961

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$33,359	$2,967
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expenses	$1,041,114	$1,430,000
Warrants granted for discount on convertible promissory notes	$567,385	$676,746
Loan discount relating to note payable	$-	$10,000
Common stock to be issued for settlement of accounts payable	$50,000	$-
Common stock to be issued for patents	$97,000	$-
Accrued interest converted to convertible promissory note	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Our wholly owned subsidiary and operating business, CURE Pharmaceutical Corporation, located in Oxnard, California was originally incorporated in July 2011.

The Company is a drug formulation and delivery technology company that researches and manufactures novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate a 25,000 sqft cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (ODF) and transdermal formulations. We apply our technology to pharmaceutical drugs and dietary supplements. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal tract (GI) when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

Our commercial strategy seeks to mitigate risk by pursuing a diversified model.

1. Dietary supplements. We manufacture select dietary supplements that complement our portfolio and align with our mission which are white labeled and distributed by third parties. Dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (DSHEA) under which supplements are effectively by the FDA for Good Manufacturing Practices under 21 CFR Part 111 but do not require FDA approval. By developing, manufacturing and selling dietary supplement, we can generate modest short term revenue while and improving our production capabilities.

2. Pharmaceuticals. We partner with companies that are responsible for clinical development, regulatory approval, marketing and sales of the products. We provide the Chemistry, Manufacturing, and Controls (CMC) documentation required for regulatory submissions and in some instances, we may conduct the preclinical testing. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing both competitive differentiation of marketed drugs (product life cycle opportunities) and improved pharmacokinetics of investigational drugs. While we currently commercially manufacture dietary supplements in our facility, we are undertaking steps to scale up manufacturing of pharmaceutical drugs for clinical and commercial use.

3. Cannabinoids. We are researching and developing drugs in the cannabinoid family of molecules. The oral bioavailability of cannabinoids is very low due to extensive gut and liver metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm technology enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. Development and manufacturing of cannabinoid drugs are regulated by the FDA and the Drug enforcement Agency (DEA). A research license filed with the DEA in January 2018 was determined to be submitted in error given our proposed activities. As such, we have applied for a Schedule 1 manufacturer license with the DEA.

4. Underserved patient populations. Consistent with our mission of improving the lives of all people in need, regardless of geography or economic status, we licensed our technology to our majority-owned subsidiary, Oak Therapeutics, for the development of novel drug formulations for patients in developing nations such as a rapidly dissolving film to treat tuberculosis.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 and 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents. At June 30, 2018 and December 31, 2017, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of June 30, 2018, the Company has only contributed $5,000 to the Joint Venture.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three and six month periods ended June 30, 2018 and 2017.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition”.  The Company adopted Topic 606 using a modified retrospective approach and will be applied prospectively in the Company’s financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “ over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s financial statements, at initial implementation nor will it have a material impact on an ongoing basis. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include research and development contracts for the development of OTF products utilizing our CureFilm™ Technology or our other proprietary technologies. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets. At June 30, 2018 we had deferred revenue of $408,263. At December 31, 2017, we had deferred revenue of $361,462.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $58,984 and $98,823 for the three and six month periods ended June 30, 2018, respectively. The Company recorded advertising costs of $68,893 and $95,226, for the three and six month periods ended June 30, 2017, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $376,840 and $803,369 for the three and six month periods ended June 30, 2018, respectively. The Company recorded research and development expenses of $205,648 and $425,268 for the three and six month periods ended June 30, 2017, respectively.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At June 30, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

June 30, 2018

Number of common stock shares issued and outstanding	25,021,427
Number of common stock shares from conversion of convertible notes	3,546,908
Number of common stock shares from exercise of warrants	3,656,107
Number of common stock shares from exercise of stock options	527,231
Total fully-diluted common stock shares	32,751,673

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at June 30, 2018 of $23,172,763. The Company had a working capital deficit of $4,869,293 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

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

Recently Issued Standards

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for the Company in the first quarter of 2018. Early adoption is not permitted except for limited provisions. The adoption of ASU 2016-01 did not have an impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$72,041	$67,664
Packaging components	27,209	17,546
Work-in-process	40,066	829
	139,316	86,039
Reserve for obsolescence	(39,489)	(41,043)
Total inventory	$99,827	$44,996

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2018 and December 31, 2017, prepaid expenses and other assets consisted of the following:

	June 30, 2018	December 31, 2017

Prepaid consulting services– stock-based compensation	$1,041,332	$258,918
Prepaid consulting services	109,140	116,167
Prepaid clinical study	-	110,538
Prepaid insurance	27,354	60,180
Other receivables	5,883	5,858
Prepaid inventory	-	12,182
Prepaid expenses	31,670	23,045
Prepaid expenses and other assets	1,215,379	586,888
Current portion of prepaid expenses and other assets	(717,040)	(586,888)
Prepaid expenses and other assets less current portion	$498,339	$-

NOTE 5 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of June 30, 2018 and December 31, 2017, property and equipment and intangible assets consisted of the following:

	June 30, 2018	December 31, 2017

Manufacturing equipment	$811,618	$797,513
Computer and other equipment	176,839	169,499
Leasehold improvements	44,638	42,666
Less accumulated depreciation	(721,970)	(672,317)
Property and Equipment, net	$311,125	$337,361

Depreciation expense for the three and six month periods ended June 30, 2018 was $25,597 and $49,652, respectively. Depreciation expense for the three and six month periods ended June 30, 2017 was $37,437 and $76,442, respectively, which includes depreciation of $2,160 and $4,320 for capitalized leased assets for the three and six months ended June 30, 2017, respectively.

	June 30, 2018	December 31, 2017

Intellectual Property	$814,582	$814,582
Patents	369,159	224,527
Less accumulated amortization	(161,148)	(138,637)
Intangible assets, net	$1,022,593	$900,472

The Company incurred $47,632 and $16,555 of legal patent costs that were capitalized during the six months period ended June 30, 2018 and 2017, respectively. In addition, the Company purchased $97,000 of patents through the issuance of 120,000 common stock shares of the Company. As of June 30, 2018, these shares have not yet been issued. Amortization expense for the three and six month periods ended June 30, 2018 was $11,613 and $22,512, respectively. Amortization expense for the three and six month periods ended June 30, 2017 was $10,821 and $21,720, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2018	$23,940
2019	45,110
2020	45,110
2021	45,110
2022	45,110
Thereafter	576,982
Total Amortization	$781,362

NOTE 6 – LOAN PAYABLE

Loan payable consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Notes to a company due August 29, 2018 and September 21, 2018, including interest at 7.55% and 7.05%, respectively per annum; unsecured; interest due monthly	$16,323	$50,425
Current portion of loan payable	(16,323)	(50,425)
Loan payable, less current portion	$-	$-

Interest expense for the three and six month periods ended June 30, 2018 was $496 and $1,296, respectively. Interest expense for the three and six month periods ended June 30, 2017 was $653 and $1,665, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$650,000	$650,000
Note to a company of $100,000 due January 31, 2018 including interest of $3,000 per month, unsecured, principal and interest due at maturity, principal and interest repaid on January 23, 2018	-	100,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000
	700,000	800,000

Current portion of loan payable	(700,000)	(800,000)
Loan payable, less current portion	$-	$-

Interest expense for the three and six month periods ended June 30, 2018 was $16,205 and $32,233, respectively. No interest expense was incurred for the three and six month periods ended June 30, 2017.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Convertible promissory notes totaling $1,400,000 due between August 31, 2018 and September 30, 2018, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between August 31, 2018 and September 30, 2018	$1,400,000	$1,900,000

Convertible promissory notes totaling $2,025,000 due November 30, 2018, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning June 30, 2018, which has not yet been paid

	2,025,000	-

Convertible promissory note totaling $500,000 due April 30, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at a price per share (the “ Voluntary Conversion PPS “) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “ Financing “), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS

	500,000	-

Convertible promissory note totaling $260,000 due December 31, 2018, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018

	260,000	-

Convertible promissory note totaling $250,000 due December 31, 2018, interest payable at 9% per annum; secured by all assets of the company; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018

	250,000	-
	4,435,000	1,900,000

Unamortized discount	(693,779)	(348,512)
Current portion of convertible promissory notes	3,741,221	1,551,488
Convertible promissory notes, less current portion	$-	$-

During the three and six month period ended June 30, 2018, the Company incurred $224,936 and $372,544, respectively, amortization of discount. During the three and six month periods ended June 30, 2017, the Company incurred $77,683 amortization of discount. Interest expense for the three and six month periods ended June 30, 2018 was $89,759 and $142,153, respectively. Interest expense for the three and six month periods ended June 30, 2017 was $3,306.

NOTE 9 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(181,950)	$(181,950)

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(90,738)	$(90,378)

The Company has issued convertible promissory notes during 2017 and 2018. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The assumptions used in valuing the derivative liability during 2018 were as follows:

June 30, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.73%
Expected stock price volatility	90.76%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2018:

June 30, 2018
Value at December 31, 2017	$90,738
Decrease in value	(206,387)
Initial value at debt issuance	297,599
Value at June 30, 2018	$181,950

NOTE 10 – STOCK BASED AWARDS

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. The Plan seeks to achieve this purpose by providing for awards in the form of Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards (“Awards”). The Plan will continue in effect until its termination by the Committee; provided, however, that all Awards must be granted, if at all, within ten (10) years from the Effective Date.

On April 6, 2018, the Company awarded 371,250 Restricted Common Stock (“RCS”), 1,251,700 Nonstatutory Stock Options (“NSO”) and 932,750 Incentive Stock Options (“ISO”) to employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants at a $0.74 price per share. Vesting period for the awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	-	-	-
Granted	2,184,450	0.74	9.78
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, June 30, 2018	2,184,450	0.74	9.78
Exercisable at June 30, 2018	527,231	0.74	9.78

Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.61 - $0.74	2,184,450	9.78	0.74	527,231	0.74
	2,184,450	9.78	0.74	527,231	0.74

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2018 was $0.

The aggregate grant date fair value of options granted during the six months ended June 30, 2018 and year ended December 31, 2017 amounted to $1,229,862 and $0, respectively. Compensation expense related to stock options was $313,730 for the three and six month periods ended June 30, 2018. No compensation expense related to stock options were incurred during the three and six month periods ended June 30, 2017.

As of June 30, 2018, the total unrecognized fair value compensation cost related to unvested stock options was $986,132, which is to be recognized over a remaining weighted average period of approximately 9.78 years.

The weighted-average fair value of options granted during the six months ended June 30, 2018 and year ended December 31, 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.73%	0%
Expected stock price volatility	90.76%	0%
Expected dividend payout	-	-
Expected option life (in years)	10	-
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares was $147,538 for the three and six month periods ended June 30, 2018, respectively. There was no compensation expense related to restricted shares for the three and six month periods ended June 30, 2017. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	-	-
Granted	371,250	0.74
Vested	(199,375)	0.74
Forfeited/Expired	-	-
Non-vested, June 30, 2018	171,875	0.74

NOTE 11 – WARRANT AGREEMENTS

On January 24, 2018, the Company issued an additional 55,000 warrants at a fair market value of $50,094 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017 and amended on January 24, 2018 to extend the maturity date to March 31, 2018.

On April 15, 2018, the Company issued an additional 275,000 warrants at a fair market value of $87,828 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017, amended on January 24, 2018 to extend the maturity date to March 31, 2018 and a second amendment on April 15, 2018 to extend the maturity date to May 31, 2018. In addition, the Company extended the term of the warrant agreements for one additional year for each of the convertible promissory notes.

On May 1, 2018, the Company issued 110,000 warrants at a fair market value of $27,479 and with an exercise price of $1.00 per share in connection with convertible promissory notes purchased issued by the Company.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	4,752,107	2.90	4.98
Granted	440,000	1.00	3.25
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, June 30, 2018	5,192,107	1.98	2.74
Exercisable at June 30, 2018	3,656,107	1.97	2.76

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 – $7.00	5,192,107	2.74	$1.98	3,656,107	$1.97
	5,192,107	2.74	$1.98	3,656,107	$1.97

The weighted-average fair value of warrants granted to during the six months ended June 30, 2018 and year ended December 31, 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.73%	2.20%
Expected stock price volatility	90.76%	75.43%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2018 and December 31, 2017, there were 25,021,427 and 23,901,252 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one year period. The total value of this issuance was $74,000 and as of June 30, 2018, $23,108 is included in prepaid expenses and other assets.

On May 16, 2018, the Company issued 70,150 common stock shares at $0.65 per share for consulting services performed. The total value of this issuance was $45,614.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for consulting services to be performed over a 30 month period. The total value of this issuance was $970,000 and as of June 30, 2018, $831,429 is included in prepaid expenses and other assets.

Stock Payable

On January 11, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”) with a Company (“Consultant”) to provide scientific and technical advisory services. In consideration for the Consultant’s services provided, the Company shall grant 70,000 restricted common stock shares at $1.85 price per share over a six month period, where 70,000 restricted common stock shares vesting immediately. As the Company did not issue the 70,000 restricted common stock shares, the Company recorded a stock payable of $129,000. As of June 30, 2018, $7,780 is included in prepaid expenses and other assets.

On February 20, 2018, the Company entered into a Consulting Agreement (“Agreement”) with an individual (“Consultant”) to provide strategic marketing and development advisory services. In consideration for the Consultant’s services provided, the Company shall grant 250,000 restricted common stock shares at $1.10 price per share over a six month period, where 250,000 restricted common stock shares vesting immediately. As the Company did not issue the 250,000 restricted common stock shares, the Company recorded a stock payable of $275,000. As of June 30, 2018, $77,486 is included in prepaid expenses and other assets.

On April 2, 2018 (the “Effective Date”), the Company entered into a patent purchase agreement (“Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents. As consideration for the assignment of the Assigned Patents and other rights under the Agreement, the Company shall issue to Assignor shares of its Common Stock (“Shares”) as follows, provided, that the maximum number of Shares issuable hereunder shall not exceed Two Hundred Thousand (200,000): (a) 50,000 Shares will be issued on the Effective Date; (b) 10,000 Shares will be issued for each Abandoned Application the prosecution of which is revived by the United States Patent and Trademark Office (“USPTO”); and (c) 50,000 Shares will be issued upon issuance by the USPTO of each patent that includes at least one specific claim in a patent application that recites subject matter to be defined by Assignee in its sole discretion (“Target Claim”). For the six months period ended June 30, 2018, the Company owed 50,000 Shares at $0.69 price per share, 20,000 Shares at $0.70 price per share and 50,000 shares at $0.97 price per share, for a total of 120,000 Shares. As the Company has not yet issued the 120,000 Shares as of June 30, 2018, the Company recorded a stock payable of $97,000, where $96,286 is included in intellectual property and patents as of June 30, 2018.

On April 10, 2018 (“Execution Date”), the Company entered into a Media Advertising Agreement (“Agreement”) with a company (“Consultant”) to provide media and advertising services over a six month period. In consideration for the Consultant’s services provided, the Company shall grant 90,000 restricted common stock shares, vesting immediately, as of the Execution Date and 90,000 three months from the Execution Date, vesting immediately. For the six months period ended June 30, 2018, the Company owed 90,000 shares at $0.71 price per share. As the Company did not issue the 90,000 restricted common stock shares, the Company recorded a stock payable of $63,900. As of June 30, 2018, $30,071 is included in prepaid expenses and other assets.

On May 16, 2018, the Company entered into a Stock Purchase Agreement (“SPA”) with an individual (“Landlord”) for the cancellation of two months rent and overages for property tax and general liability insurance. In consideration for the Landlord’s cancellations, the Company shall grant 69,444 restricted common stock shares at $0.72 price per share, where 69,444 restricted common stock shares vesting immediately. As the Company did not issue the 69,444 restricted common stock shares before the six months period ended June 30, 2018, the Company recorded a stock payable of $50,000. As the Company did not issue the 69,444 Shares, the Company recorded a stock payable of $50,000 as of June 30, 2018.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company also leased additional office and warehouse space at 1612 Fiske Place, Oxnard, CA 93033, which contains approximately 2,227 square feet. The Company was on a month-to-month lease and vacated this facility on August 6, 2018.

Total rent expense for the three and six month periods ended June 30, 2018 was $67,792 and $141,670, respectively. Total rent expense for the three and six month periods ended June 30, 2017 was $73,416 and $145,815, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On June 30, 2018, Edward Maliski, President and Chief Scientific Officer of the Company, retired from his position and entered into a Confidential Severance and General Release Agreement. On July 1, 2018, Edward Maliski (“Consultant”) entered into a Consulting Agreement (“Agreement”) with the Company with a term of 4 years. Per the Agreement, the Consultant will advise on new and existing product formulations and make recommendations based on best practices and latest innovations, advise on analytical method development and assist with patent prosecution matters (“Services”). The Consultant will be compensated at an hourly rate of $300 per hour and is not expected to exceed 10 hours per month. It is understood that the total cost to the Company for Services provided under the Agreement shall not exceed $36,000 during such one-year period.

On July 9, 2018, the Company entered into a non-binding Confidential Term Sheet (“Term Sheet) with Therapix Bioscience Ltd., an Israeli public company (“Therapix”). The Company will acquire all of Therapix’s non-pain assets, which include several clinical drug candidates as well as two pre-clinical drug candidates (“Assets”), in consideration for the issuance by the Company to Therapix of newly issued shares of common stock of the Company (the “Shares”). The number of Shares to be issued as consideration for the Assets (the “Acquisition”) shall be mutually agreed by the parties based on an independent third party valuation of the Assets and the Shares. A condition of the closing for the Acquisition shall be raising additional financing, some of which will be provide by Therapix.

On July 27, 2018, the Company issued a $250,000 convertible promissory note with an investor (“Investor”), secured by all assets of the Company and due December 31, 2018. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. If the Qualified Offering has not occurred, then the Exercise Price shall be $2.00. The Warrants will have a three-year term and shall be exercisable in cash.

On July 7, 2018, a convertible promissory note and accrued interest totaling $263,398 was converted into 297,288 shares of common stock of the Company at a price of $0.886 per share. As of filing of our Form 10-Q for the quarterly period ended June 30, 2018, the Company has not yet issued these shares of common stock.

On July 31, 2018, the Company amended four convertible promissory notes totaling $850,000 to extend the maturity dates to August 31, 2018. For extending the maturity date, the Company will issue a total of 180,000 common stock shares of the Company at $1.65 per share.

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

Our wholly owned subsidiary and operating business, CURE Pharmaceutical Corporation, located in Oxnard, California was originally incorporated in July 2011.

Industry Overview and Trends

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

We are a drug formulation and delivery technology company that researches and manufactures novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate a 25,000 sqft cGMP manufacturing plant in Oxnard, CA.

Technology

Our technology platform includes oral dissolving film (ODF) and transdermal formulations. We apply our technology to pharmaceutical drugs and dietary supplements.

ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal tract (GI) when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

Sublingual and buccal drug delivery are non-invasive routes for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, avoiding degradation of the active molecule in the stomach, intestines and liver. These routes can reduce overall drug exposure and toxicities.

As an ODF, active ingredients are often pre-solubilized within the film matrix which can accelerate the onset of action, whether the GI is targeted of the systemic circulation. Active ingredients can also be encapsulated within the film matrix which can cause a sustained release profile. Combined sustain release and rapid release strategies can be achieved with ODFs.

ODFs can be designed for rapid dissolution or slower dissolution in the case of a buccal patch. In each case, ODFs must mask the taste of the active ingredient if unpalatable, throughout the dissolution process. The self-dissolving nature of ODF means that no water or swallowing are required for administration, improving medication adherence - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

The CUREfilm platform is a scalable and versatile formulation and drug delivery system for both oral (ODF) and transdermal (skin) delivery. CUREfilm formulations can improve or match the pharmacokinetics of drugs depending on the desired outcome. The platform is compatible with a broad spectrum of molecules and can be applied to investigational and marketed drugs or dietary supplements.

Our CUREfilm transdermal technology has been tested at laboratory scale on a dozen different molecules. Our CUREfilm ODF technology, which is our core focus, has been used to develop hundreds of products at laboratory scale and over 20 dietary supplements at commercial scale in our GMP plant located in Oxnard, CA.

Intellectual Property

The competitive advantages of the CUREfilm platform and products over other ODF technology and products are protected by issued and pending patents, as well as trade secrets such as proprietary equipment design and manufacturing processes which allow us to produce CUREfilm products at commercial scale in a cGMP environment. Our patent and patent application portfolio are listed below.

	Serial No. /	Filing Date/ Application
Title	Patent No.	Date	Type	Status
Method and apparatus for minimizing heat, moisture,
and shear damage to medicant	8,840,919	23-Sep-14	Utility	Issued
Method and apparatus for minimizing heat, moisture,
and shear damage to medicant	9,155,698	13-Oct-15	Utility	Issued
Edible films for administration of medicaments to animals	9,561,182	7-Feb-17	Utility	Issued
Methods for modulating dissolution, bioavailability,
bioequivalence	8,999,372	7-Apr-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	9,044,390	2-Jun-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	9,186,386	17-Nov-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing (New)	9,980,996	29-May-18	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	14/934,940	6-Nov-15	Utility	Pending
Pharmaceutical Composition with Ionically Crosslinked
Polymer Encapsulation of Active Ingredient	15/315,264	30-Nov-16	Utility	Pending
Method and Apparatus For Minimizing Heat, Moisture,
and Shear Damage To Medicants and Other Compositions
During Incorporation of Same with Edible Films	15/666,057	1-Aug-17	Utility	Pending
Thin Film with High Load of Active Ingredient	13/890,875	9-May-13	Utility	Pending
Thin Film with High Load of Active Ingredient	14/069,239	31-Oct-13	Utility	Pending
Thin Film with High Load of Active Ingredient	2.0148	9-May-13	CN	Pending
High dosage dissolvable films for oral administration	62/521,463	18-Jun-17	PRV	Pending
Dose dispensing apparatus, systems, and methods	62/574,647	19-Oct-17	PRV	Pending
High dosage dissolvable films for oral administration (New)	PCT/US18/380341	8-Jun-18	PCT	Pending
Methods and Compositions For Improving Sleep (New)	62/680,325	4-Jun-18	PRV	Pending
Rapidly disintegrating film matrix for moisture sensitive compounds (New)	60,696,359	11-Jul-2018	PRV	Pending

Business Strategy

Our commercial strategy seeks to mitigate risk by pursuing a diversified model.

1. Dietary supplements. We manufacture select dietary supplements that complement our portfolio and align with our mission which are white labeled and distributed by third parties. Dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (DSHEA) under which supplements are effectively by the FDA for Good Manufacturing Practices under 21 CFR Part 111 but do not require FDA approval. By developing, manufacturing and selling dietary supplement, we can generate modest short term revenue while and improving our production capabilities.

2. Pharmaceuticals. We partner with companies that are responsible for clinical development, regulatory approval, marketing and sales of the products. We provide the Chemistry, Manufacturing, and Controls (CMC) documentation required for regulatory submissions and in some instances, we may conduct the preclinical testing. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing both competitive differentiation of marketed drugs (product life cycle opportunities) and improved pharmacokinetics of investigational drugs. While we currently commercially manufacture dietary supplements in our facility, we are undertaking steps to scale up manufacturing of pharmaceutical drugs for clinical and commercial use.

3. Cannabinoids. We are researching and developing drugs in the cannabinoid family of molecules. The oral bioavailability of cannabinoids is very low due to extensive gut and liver metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm technology enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. Development and manufacturing of cannabinoid drugs are regulated by the FDA and the Drug enforcement Agency (DEA). A research license filed with the DEA in January 2018 was determined to be submitted in error given our proposed activities. As such, we have applied for a Schedule 1 manufacturer license with the DEA.

4. Underserved patient populations. Consistent with our mission of improving the lives of all people in need, regardless of geography or economic status, we licensed our technology to our majority-owned subsidiary, Oak Therapeutics, for the development of novel drug formulations for patients in developing nations such as a rapidly dissolving film to treat tuberculosis.

Growth Strategy

We will drive growth by (1) securing additional distributors for our dietary supplements, (2) out licensing rights to our drug products in available territories; (3) in-licensing novel drug delivery technologies and cannabinoid related patents and (4) developing additional ODF drug products with biotech and pharmaceutical partners.

Product Portfolio

Our product portfolio includes dietary supplements and prescription drugs. To manufacture our products, we depend on raw material suppliers and packaging material suppliers. There are several global suppliers of packaging laminate appropriate for dietary supplements and drug product ODFs. We are currently purchasing our packaging laminate from Glenroy Inc. and Bemis Company.

CURE 3068

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We have an open purchase order with ID Life for 3,210,252 units of product in 2018.

CURE 5003

We are developing a sildenafil CUREfilm ODF for p.o. administration. On August 1, 2017, we entered into a development agreement with an undisclosed partner for China, Hong Kong, Japan, Korea, Singapore, Philippines, Taiwan, Vietnam and Thailand. The product which will be launched for the treatment of erectile disorder, is in late stage development. We are qualifying the API supplier and have qualified our contract packaging partner.

CURE 5067

We are developing a 50,000IU, once per week, vitamin D3 CUREfilm ODF for p.o. administration. On February 18, 2017, we entered into an exclusive 5-year license and distribution agreement with Meroven Limited in the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa. The product is currently in the optimization development stage.

CURE 5079

This is a novel sleep aid CUREfilm ODF that will be manufactured and sold as a dietary supplement. A purchase order was placed on February 22, 2018 by a distributor in the United States. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product can be disclosed at this stage.

CURE 5198

We are developing a Palmitoylethanolamine (PEA) & Dronabinol (THC) CUREfilm ODF for buccal administration. On October 27, 2017, we entered into a development agreement with Therapix Biosciences for worldwide rights. The product is in formulation development for PEA. We will need our DEA license to incorporate THC into the product.

CURE 5200

We are developing a novel CUREfilm ODF substrate with an undisclosed partner. On June 4, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5200. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product can be disclosed at this stage.

CURE 5209

We are developing a CUREfilm ODF for mood enhancement as a dietary supplement. On May 30, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5209. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product can be disclosed at this stage.

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

RESULTS OF OPERATIONS

Revenues for the Three and Six Months Ended June 30, 2018 and 2017.

Revenues for the three and six months ended June 30, 2018 were $156,918 and $216,932, respectively, as compared to $38,885 and $70,830 for the three and six months ended June 30, 2017, respectively. The increase was principally due to the Company increased orders from ID Life, LLC for Sleep Strips. Revenues earned from ID Life have increased by 441% for the six months ended June 30, 2018 compared to the same period in 2017. In addition, the Company successfully completed a new sleep OTF product for another customer during the three months ended June 30, 2018. As this was a new customer in 2018, we did not generate this type of revenue in the same period in 2017. Finally, The Company completed phases I and II of our research and development agreement with Aveneon Technology Ltd. for the development of a Sildenafil OTF during the 1st quarter of 2018. The Company did not generate this type of revenue in the same period in 2017.

Cost of Goods Sold

Cost of goods sold was $69,988 and $129,074 in the three and six months ended June 30, 2018 compared to $39,598 and $75,148 in the three and six months ended June 30, 2017. Cost of goods sold increased by $30,390 and $53,926 in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, which was primarily due to the increased sales to ID Life for Sleep Strips as well as sales from a new customer for another sleep OTF product during the three and six month periods ended June 30, 2018. In addition, the Company generated revenue from ID Life on higher margin products in the three and six months ended June 30, 2018 compared to the same period in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2018 amounted to $2,033,761 and $3,052,271, respectively, and for the three and six months ended June 30, 2017 amounted to $2,194,950 and $4,597,497, respectively. For the three and six months ended June 30, 2018 and 2017, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, investor relation services, PR services and rent expenses. The decrease in the three and six months ended June 30, 2018 compared to the three months and six months ended June 30, 2017 was mainly due to the decrease in noncash transactions relating to common stock issued for consulting services and recording the fair value of warrants issued for services recorded in the three and six months ended June 30, 2017 compared to the same period in 2018. However, the decrease was offset by the increases in payroll, legal, accounting, investor relations, and PR services.

Research and Development Expenses

For the three and six months ended June 30, 2018, research and development expenses increased to $376,840 and $803,369, respectively, compared to the three and six months ended June 30, 2017 of $205,648 and $425,268, respectively. The increase in research and development expenses is due to the Company’s focus on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products. This is evident by our research and development deals for the development of a Sildenafil CUREfilm, a Palmitoylethanolamine (PEA) & Dronabinol (THC) CUREfilm ODF for buccal administration, a novel CUREfilm ODF substrate with an undisclosed partner, and a CUREfilm ODF for mood enhancement as a dietary supplement once per week. In addition, the Company continues to work on the development of a 50,000IU vitamin D3 CUREfilm ODF for p.o. administration as well as developing a novel sleep aid CUREfilm ODF that will be manufactured and sold as a dietary supplement.

LIQUIDITY AND CAPITAL RESOURCES

For the Six Months ended June 30, 2018

As of June 30, 2018, our total assets were $2,976,725 comprised of cash of $161,051, accounts receivable of $66,165, inventory of $99,827, prepaid expenses and other assets of $1,215,379, net property and equipment of $311,125, net intangibles of $1,022,593, and other assets of $100,585. Our total liabilities were $6,473,376 comprised of accounts payable of $601,291, accrued expenses of $264,328, current portion of loan and note payables of $716,323, convertible promissory notes, net, of $3,741,221, derivative liability of $181,950, deferred revenue of $408,263 and license fees of $560,000.

Cash flows used in operating activities

For the six months ended June 30, 2018, operating activities consumed $2,267,047 of cash. This was primarily the result of a net loss of $4,318,742, offset by depreciation and amortization of $72,164, amortization of stock based compensation – prepaid expenses of $713,537, amortization of loan discounts of $519,770, noncash compensation of $461,268, common stock issued for services of $45,615, change in derivative liabilities of $206,441, warrants granted for commission expense of $94,277 as well as the changes in accounts receivable of $61,801, inventory of $54,831, prepaid expenses of $153,705, other assets of $16,970, accounts payable of $106,311, accrued expenses of $144,350 and deferred revenue of $46,801. For the six months ended June 30, 2017, operating activities consumed $2,075,795 of cash. This was primarily the result of a net loss of $5,161,425, offset by depreciation and amortization of $98,161, amortization of prepaid stock-based compensation of $552,010, amortization of loan discounts of $82,933, warrants issued for services of $2,717,620 as well as the changes in inventory of $22,704, prepaid expenses of $594,061, accounts payable of $151,350 and deferred revenue of $18,982.

Cash flows used in investing activities

Investment activities used an additional $71,049 of cash during the six months ended June 30, 2018, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $47,632 and acquisition of property and equipment of $23,417. Investment activities used an additional $64,350 of cash during the six months ended June 30, 2017, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $16,555, payment to joint venture investment of $5,000 and acquisition of property and equipment of $42,795.

Cash flows provided by financing activities

Financing activities provided $2,390,898 of cash for the six months ended June 30, 2018, primarily as the result of proceeds from the issuance of convertible promissory notes of $2,775,000 and repayments of convertible promissory note and loan payables of $384,102. Financing activities provided $1,311,964 of cash for the six months ended June 30, 2017, primarily as the result of proceeds from loans of $1,340,000 and repayments of loan and capital lease payables of $28,036.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the six months ended June 30, 2018 and for the year ended December 31, 2017.

Going Concern

For the year ended December 31, 2017, the auditors opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss, these factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of June 30, 2018. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2018. As of June 30, 2018, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The Company has previously adopted and maintains the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company were authorized to be granted. The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. On April 6, 2018, the Company awarded 500,000 Restricted Common Stock (“RCS”), 1,251,700 Nonstatutory Stock Options (“NSO”) and 804,000 Incentive Stock Options (“ISO”) to employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants at a $0.74 price per share. Vesting period for the awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

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

On April 24, 2018, the Company received in total $500,000 (“Investment Amount”) by issuing a convertible promissory note (“Convertible Note”) to a Company, Therapix Biosciences Ltd., (“Investor”) that is due April 30, 2019 (“Maturity Date”). The Convertible Note shall accrue interest at 9% per annum and is unsecured. Unless earlier converted, at the election of the Investor, the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share (the “ Voluntary Conversion PPS “) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “ Financing “), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS.

On May 1, 2018, the Company issued 110,000 warrants at a fair market value of $27,479 and with an exercise price of $1.00 per share in connection with convertible promissory notes purchased issued by the Company.

On May 15, 2018, the Company issued a $250,000 convertible promissory note with an investor (“Investor”) due December 31, 2018. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. If the Qualified Offering has not occurred, then the Exercise Price shall be $2.00. The Warrants will have a three-year term and shall be exercisable in cash.

From May 18, 2018 to June 29, 2018, the Company issued a total of $250,000 convertible promissory notes (“Convertible Notes”) with an investor (“Investor”) due December 31, 2018. The Convertible Notes are secured by all of the assets of the Company and Subsidiaries, including ownership of the Subsidiaries The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. If the Qualified Offering has not occurred, then the Exercise Price shall be $2.00. The Warrants will have a three-year term and shall be exercisable in cash.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for investor relation services to be performed over 30 month period.

On May 16, 2018, the Company issued 70,175 common stock shares at $0.65 per share for consulting services performed.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: August 20, 2018	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
August 20, 2018

/s/ Mark Udell
Mark Udell
Chief Financial Officer
August 20, 2018

