Form 10-Q
period 2018-09-30
Cure Pharmaceutical Holding Corp.
filed 2018-11-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

On November 12, 2018, we had 25,845,871 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	Unaudited
Assets
Current assets:
Cash	$302,538	$108,249
Accounts receivable	6,590	4,364
Inventory	92,673	44,996
Prepaid expenses and other assets	860,114	586,888
Total current assets	1,261,915	744,497
Property and equipment, net	313,078	337,361
Intellectual property and patents, net	1,033,923	900,472
Prepaid expenses	332,790	-
Other assets	92,334	117,555
Total assets	$3,034,040	$2,099,885

Liabilities and Deficit
Current liabilities:
Accounts payable	$744,765	$544,980
Accrued expenses	385,895	129,978
Loan payable	-	50,425
Notes payable, net of unamortized discount	886,000	800,000
Convertible promissory notes, net of unamortized discount	4,378,566	1,551,488
Derivative liability	806,379	90,738
Deferred revenue	404,517	361,462
Total current liabilities	7,606,122	3,529,071
License fees	560,000	560,000
Total liabilities	8,166,122	4,089,071

Deficit:
Common stock: $0.001 par value; authorized 75,000,000 shares; 25,795,871 and 23,901,252 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25,796	23,902
Additional paid-in capital	21,922,680	16,483,632
Stock payable	869,125	324,995
Accumulated deficit	(27,972,054)	(18,868,599)
Total CURE Pharmaceutical Holding Corp stockholders’ deficit	(5,154,453)	(2,036,070)
Noncontrolling interest in subsidiary	22,371	46,884
Total deficit	(5,132,082)	(1,989,186)
Total liabilities and deficit	$3,034,040	$2,099,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Net product sales	$67,851	$59,345	$286,591	$118,915
Consulting research & development income	20,000	-	63,192	4,448
Shipping and other sales	-	15,010	-	21,822
Total revenues	87,851	74,355	349,783	145,185

Cost of goods sold	41,958	59,427	171,032	134,575
Gross profit	45,893	14,928	178,751	10,610

Research and development expenses	291,624	239,663	1,094,993	664,931
Selling, general and administrative expenses	2,444,219	1,290,565	5,496,489	5,888,062
Total costs and expenses	2,735,843	1,530,228	6,591,482	6,552,993
Net loss from operations	(2,689,950)	(1,515,300)	(6,412,731)	(6,542,383)

Other income (expense):
Interest income	-	1	-	6
Other income	-	8,699	7,619	25,841
Loss on disposal of PP&E	-	-	-	(12,351)
Change in derivative liability	(624,429)	218,138	(418,042)	175,593
Other expense	(61,695)	(8,673)	(171,402)	(16,061)
Interest expense	(1,433,153)	(511,503)	(2,133,412)	(600,709)
Other income (expense)	(2,119,277)	(293,338)	(2,715,237)	(427,681)
Net loss before income taxes	(4,809,227)	(1,808,638)	(9,127,968)	(6,970,064)
Provision for income taxes	-	-	-	-
Net loss	(4,809,227)	(1,808,638)	(9,127,968)	(6,970,064)
Net loss attributed to noncontrolling interest	(9,935)	-	(24,513)	-
Net loss attributed to CURE Pharmaceutical Holding Corp	$(4,799,292)	(1,808,638)	$(9,103,455)	$(6,970,064)

Net loss per share, basic and diluted	$(0.20)	(0.08)	$(0.37)	$(0.30)

Weighted average shares outstanding, basic and diluted	24,403,901	23,794,730	24,635,143	23,567,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(9,127,968)	$(6,970,064)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation – prepaid expenses	1,162,400	1,261,693
Loss on disposal of PP&E	-	12,351
Loss from joint venture	-	14,956
Stock issued for services	45,614	-
Stock issued for amending convertible promissory notes	189,750	-
Equity incentive compensation	560,800	-
Depreciation and amortization	110,454	130,943
Amortization of loan discounts	1,650,705	564,969
Change in derivative liabilities	418,042	(175,593)
Warrants granted for commission expense	1,154,750	-
Warrants granted for services	-	2,560,607
Change in other assets and liabilities:
Accounts receivable	(2,226)	(14,151)
Inventory	(47,677)	(7,908)
Prepaid expenses and other assets	165,317	(588,508)
Other assets	25,221	24,169
Accounts payable	249,785	199,209
Accrued expenses	269,314	48,181
Deferred revenue	43,055	68,088
Net cash used in operating activities	(3,132,664)	(2,871,058)

Cash flows from investing activities
Purchase in intangible assets	(71,529)	(43,621)
Payment to joint venture	-	(5,000)
Acquisition of property and equipment, net	(51,093)	(55,917)
Net cash used in investing activities	(122,622)	(104,538)

Cash flows from financing activities
Proceeds from convertible promissory notes	3,600,000	2,105,000
Proceeds from promissory notes	250,000	-
Loan repayments	(400,425)	(98,277)
Capital lease payments	-	(9,453)
Net cash provided by financing activities	3,449,575	1,997,270

Net increase (decrease) in cash and cash equivalents	194,289	(978,326)
Cash and cash equivalents, beginning of period	108,249	1,106,142
Cash and cash equivalents, end of period	$302,538	$127,816

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$67,085	$11,800
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expenses	$1,018,250	$1,960,000
Warrants granted for discount on convertible promissory notes	$1,546,028	$676,746
Loan discount relating to note payable	$-	$10,000
Stock issued for settlement of accounts payable	$50,000	$-
Common stock to be issued for issuance of a promissory note	$144,000	$-
Common stock to be issued for conversion of convertible note	$263,397	$-
Common stock to be issued for patents	$97,000	$-
Accrued interest converted to convertible promissory note	$10,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

1. Dietary supplements. We manufacture select dietary supplements that complement our portfolio and align with our mission which are white labeled and distributed by third parties. Dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (DSHEA) under which supplements are effective by the FDA for Good Manufacturing Practices under 21 CFR Part 111 but do not require FDA approval. By developing, manufacturing and selling dietary supplements, we can generate modest short term revenue while improving our production capabilities and generating platform-wide intellectual property.

2. Pharmaceuticals. We partner with companies that are responsible for clinical development, regulatory approval, marketing and sales of the products. We provide the Chemistry, Manufacturing, and Controls (CMC) documentation required for regulatory submissions and in some instances, we may conduct preclinical and clinical testing. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing both competitive differentiation of marketed drugs (product life cycle opportunities) and improved pharmacokinetics of investigational drugs. While we currently commercially manufacture dietary supplements in our facility, we are undertaking steps to scale up manufacturing of pharmaceutical drugs for clinical and commercial use.

3. Cannabinoids. We are researching and developing drugs in the cannabinoid family of molecules. The oral bioavailability of cannabinoids is very low due to extensive gut and liver metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm technology enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. Development and manufacturing of cannabinoid drugs are regulated by the FDA and the Drug enforcement Agency (DEA). A research license filed with the DEA in January 2018 was determined to be submitted in error given our proposed activities. As such, we have applied for a Schedule 1 manufacturer license with the DEA which is under review.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“OAK”), collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 and 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents. At September 30, 2018 and December 31, 2017, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of September 30, 2018, the Company has only contributed $5,000 to the Joint Venture. The Company is looking to dissolve this Joint Venture due to Pace’s insolvency and we are no longer looking to develop these Products.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three and nine month periods ended September 30, 2018 and 2017.

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

Deferred revenue is shown separately in the condensed consolidated balance sheets. At September 30, 2018 we had deferred revenue of $404,517. At December 31, 2017, we had deferred revenue of $361,462.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $45,775 and $144,598 for the three and nine month periods ended September 30, 2018, respectively. The Company recorded advertising costs of $8,567 and $13,062, for the three and nine month periods ended September 30, 2017, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $291,624 and $1,094,993 for the three and nine month periods ended September 30, 2018, respectively. The Company recorded research and development expenses of $239,663 and $664,931 for the three and nine month periods ended September 30, 2017, respectively.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At September 30, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

September 30, 2018

Number of common stock shares issued and outstanding	25,795,871
Number of common stock shares from conversion of convertible notes	1,330,905
Number of common stock shares from exercise of warrants	3,804,751
Number of common stock shares from exercise of stock options	655,634
Total fully-diluted common stock shares	31,587,161

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at September 30, 2018 of $27,972,054. The Company had a working capital deficit of $6,344,207 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise between $7,000,000 to $9,000,000 in capital over the next 12 months through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

In June 2018, the FASB issued ASU No. 2018-7, Compensation – Stock Compensation (Topic 718) )— Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The guidance permits early adoption and was adopted by the Company in the first quarter of fiscal year 2019. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$69,748	$67,664
Packaging components	17,986	17,546
Work-in-process	49,049	829
	136,783	86,039
Reserve for obsolescence	(44,110)	(41,043)
Total inventory	$92,673	$44,996

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2018 and December 31, 2017, prepaid expenses and other assets consisted of the following:

	September 30, 2018	December 31, 2017

Prepaid consulting services– stock-based compensation	$1,018,467	$258,918
Prepaid consulting services	90,667	116,167
Prepaid clinical study	-	110,538
Prepaid insurance	10,942	60,180
Other receivables	8,683	5,858
Prepaid inventory	15,945	12,182
Prepaid expenses	48,200	23,045
Prepaid expenses and other assets	1,192,904	586,888
Current portion of prepaid expenses and other assets	(860,114)	(586,888)
Prepaid expenses and other assets less current portion	$332,790	$-

NOTE 5 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

As of September 30, 2018 and December 31, 2017, property and equipment and intangible assets consisted of the following:

	September 30, 2018	December 31, 2017

Manufacturing equipment	$835,860	$797,513
Computer and other equipment	180,273	169,499
Leasehold improvements	44,638	42,666
Less accumulated depreciation	(747,693)	(672,317)
Property and Equipment, net	$313,078	$337,361

Depreciation expense for the three and nine month periods ended September 30, 2018 was $25,724 and $75,376, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $21,882 and $98,325, respectively, which includes depreciation of $2,160 and $6,480 for capitalized leased assets for the three and nine months ended September 30, 2017, respectively.

	September 30, 2018	December 31, 2017

Intellectual Property	$814,582	$814,582
Patents	393,056	224,527
Less accumulated amortization	(173,715)	(138,637)
Intangible assets, net	$1,033,923	$900,472

The Company incurred $168,529 and $43,621 of legal patent costs that were capitalized during the nine months period ended September 30, 2018 and 2017, respectively. In addition, the Company purchased $97,000 of patents through the issuance of 120,000 common stock shares of the Company during the nine months period ended September 30, 2018 and no shares were issued for the purchase of patents for the nine months ended September 30, 2017. Amortization expense for the three and nine month periods ended September 30, 2018 was $12,226 and $35,078, respectively. Amortization expense for the three and nine month periods ended September 30, 2017 was $10,899 and $30,619, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2018	$12,226
2019	47,305
2020	47,305
2021	47,305
2022	47,305
Thereafter	584,850
Total Amortization	$786,296

NOTE 6 – LOAN PAYABLE

Loan payable consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Notes to a company due August 29, 2018 and September 21, 2018, including interest at 7.55% and 7.05%, respectively per annum; unsecured; interest due monthly	$-	$50,425
Current portion of loan payable	-	(50,425)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine month periods ended September 30, 2018 was $187 and $1,482, respectively. Interest expense for the three and nine month periods ended September 30, 2017 was $281 and $1,946, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$650,000	$650,000
Note to a company of $100,000 due January 31, 2018 including interest of $3,000 per month, unsecured, principal and interest due at maturity, principal and interest repaid on January 23, 2018	-	100,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000
Note to an individual due October 22, 2018, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker.	150,000	-
Note to a company due December 15, 2018, interest payable at 5% per annum, unsecured, principal and accrued interest due at maturity. If this note is still outstanding as of the date of any bona fide sale of the Company’s preferred stock or common stock in excess of $4,000,000 in gross proceeds, in one transaction or a serious of related transactions, which offering definitively sets a price per share of common stock and results in a listing of the Company’s common stock on a national securities exchange	100,000	-
	950,000	800,000

Unamortized discount	(64,000)	-
Current portion of loan payable	(886,000)	(800,000)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine month periods ended September 30, 2018 was $17,225 and $49,458, respectively. Interest expense for the three and nine months ended September 30, 2017 was $8,842.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Convertible promissory notes totaling $1,400,000 due between December 31, 2018 and January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between August 31, 2018 and September 30, 2018	$1,400,000	$1,900,000

Convertible promissory notes totaling $2,025,000 due November 30, 2018, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018, which has not yet been paid

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

Convertible promissory note totaling $500,000 due December 31, 2018, interest payable at 9% per annum; secured by all assets of the company; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018

	500,000	-

Convertible promissory notes totaling $575,000 due June 27, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018

	575,000	-
	5,000,000	1,900,000

Unamortized discount	(621,434)	(348,512)
Current portion of convertible promissory notes	4,378,566	1,551,488
Convertible promissory notes, less current portion	$-	$-

During the three and nine month period ended September 30, 2018, the Company incurred $427,327 and $1,286,420, respectively, amortization of discount. During the three and nine months ended September 30, 2017, the Company incurred $477,285 and $554,968, respectively, amortization of discount. Interest expense for the three and nine month periods ended September 30, 2018 was $90,856 and $233,009, respectively. Interest expense for the three and nine months ended September 30, 2017 was $23,617 and $26,922, respectively.

NOTE 9 – DERIVATIVE LIABILITY

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(806,379)	$(806,379)

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liability	$-	$-	$(90,738)	$(90,738)

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

September 30, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.94%
Expected stock price volatility	146.68%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0%

The following is a reconciliation of the derivative liability for 2018:

September 30, 2018
Value at December 31, 2017	$90,738
Increase in value	418,042
Initial value at debt issuance	297,599
Value at September 30, 2018	$806,379

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

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	-	-	-
Granted	2,184,450	0.73	9.52
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, September 30, 2018	2,184,450	0.73	9.52
Exercisable at September 30, 2018	655,634	0.74	9.52

Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.61-$0.74	2,184,450	9.52	0.73	655,634	0.74
	2,184,450	9.52	0.73	655,634	0.74

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2018 was $644.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2018 and year ended December 31, 2017 amounted to $1,299,862 and $0, respectively. Compensation expense related to stock options was $76,407 and $390,136 for the three and nine month periods ended September 30, 2018, respectively. No compensation expense related to stock options were incurred during the three and nine month periods ended September 30, 2017.

As of September 30, 2018, the total unrecognized fair value compensation cost related to unvested stock options was $909,726, which is to be recognized over a remaining weighted average period of approximately 9.52years.

The weighted-average fair value of options granted during the nine months ended September 30, 2018 and year ended December 31, 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.94%	0%
Expected stock price volatility	146.68%	0%
Expected dividend payout	-	-
Expected option life (in years)	10	-
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares was $23,125 and $170,663 for the three and nine month periods ended September 30, 2018, respectively. There was no compensation expense related to restricted shares for the three and nine month periods ended September 30, 2017. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	-	-
Granted	371,250	0.74
Vested	(230,625)	0.74
Forfeited/Expired	-	-
Non-vested, September 30, 2018	140,625	0.74

NOTE 11 – WARRANT AGREEMENTS

On January 24, 2018, the Company issued an additional 55,000 warrants at a fair market value of $50,094 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017 and amended on January 24, 2018 to extend the maturity date to March 31, 2018. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 55,000 warrants issued as a debt discount that has been fully amortized as of September 30, 2018.

On April 15, 2018, the Company issued an additional 275,000 warrants at a fair market value of $87,828 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017, amended on January 24, 2018 to extend the maturity date to March 31, 2018 and a second amendment on April 15, 2018 to extend the maturity date to May 31, 2018. In addition, the Company extended the term of the warrant agreements for one additional year for each of the convertible promissory notes. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 275,000 warrants issued as a debt discount that has been fully amortized as of September 30, 2018.

On May 1, 2018, the Company issued 110,000 warrants at a fair market value of $27,479 and with an exercise price of $1.00 per share in connection with commission earned for the issuance of convertible promissory notes by the Company.

On July 7, 2018, the Company issued 148,644 warrants at a fair market value of $48,249 and with an exercise price of $1.00 per share in connection with the conversion of a convertible promissory note issued by the Company. As per the warrant agreement dated May 15, 2018, the Company shall issue fifty percent (50%) of the Company’s common stock shares issued upon conversion of the convertible promissory note. The convertible promissory note is to be converted into 297,288 common stock shares of the Company and as a result, 148,644 warrants were issued. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2018, the company has not yet issued these common stock shares and has recorded a stock payable.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	4,752,107	2.90	4.98
Granted	588,644	1.00	2.76
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, September 30, 2018	5,340,751	1.95	2.25
Exercisable at September 30, 2018	3,804,751	1.93	2.28

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 – $7.00	5,340,751	2.25	$1.95	3,804,751	$1.93
	5,340,751	2.25	$1.95	3,804,751	$1.93

The weighted-average fair value of warrants granted to during the nine months ended September 30, 2018 and year ended December 31, 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.94%	2.20%
Expected stock price volatility	146.68%	75.43%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 75,000,000 common shares with a par value of $0.001 per share.

As of September 30, 2018 and December 31, 2017, there were 25,795,871 and 23,901,252 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one year period. The total value of this issuance was $74,000 and as of September 30, 2018, $23,108 is included in prepaid expenses and other assets.

On May 16, 2018, the Company issued 70,150 common stock shares at $0.65 per share for consulting services performed. The total value of this issuance was $45,614.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for consulting services to be performed over a 30 month period. The total value of this issuance was $970,000 and as of September 30, 2018, $831,429 is included in prepaid expenses and other assets.

On July 17, 2018, the Company issued 70,000 common stock shares at $1.85 per share for consulting services to be performed over a six month period. The total value of this issuance was $129,500.

On July 17, 2018, the Company issued 69,444 common stock shares at $0.72 per share for the cancellation of two months rent and overages for property tax and general liability insurance. The total value of this issuance was $50,000.

On July 17, 2018, the Company issued 250,000 common stock shares at $1.10 per share for strategic marketing and development advisory services to be performed over a six month period. The total value of this issuance was $275,000.

On August 17, 2018, the Company issued a total of 115,000 common stock shares at $1.65 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders. The total value of this issuance was $189,750. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 115,000 common stock shares issued as a debt discount that has been fully amortized as of September 30, 2018.

On September 4, 2018, the Company issued 90,000 common stock shares at $0.71 per share and 90,000 shares at $1.00 per share for media and advertising services to be performed over a six month period. The total value of these issuances was $153,900.

On September 4, 2018, the Company issued 90,000 common stock shares at $3.24 per share for media and advertising services to be performed over a six month period. The total value of this issuance was $291,600.

Stock Payable

On April 2, 2018 (the “Effective Date”), the Company entered into a patent purchase agreement (“Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents. As consideration for the assignment of the Assigned Patents and other rights under the Agreement, the Company shall issue to Assignor shares of its Common Stock (“Shares”) as follows, provided, that the maximum number of Shares issuable hereunder shall not exceed Two Hundred Thousand (200,000): (a) 50,000 Shares will be issued on the Effective Date; (b) 10,000 Shares will be issued for each Abandoned Application the prosecution of which is revived by the United States Patent and Trademark Office (“USPTO”); and (c) 50,000 Shares will be issued upon issuance by the USPTO of each patent that includes at least one specific claim in a patent application that recites subject matter to be defined by Assignee in its sole discretion (“Target Claim”). For the nine months period ended September 30, 2018, the Company owed 50,000 Shares at $0.69 price per share,20,000 Shares at $0.70 price per share and 50,000 shares at $0.97 price per share, for a total of 120,000 Shares. As the Company has not yet issued the 120,000 Shares as of September 30, 2018, the Company recorded a stock payable of $97,000, where $94,618 is included in intellectual property and patents as of September 30, 2018.

 On July 7, 2018, a convertible promissory note and accrued interest totaling $263,398 was converted into 297,288 shares of common stock of the Company at a price of $0.886 per share. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2018, the company has not yet issued these common stock shares and has recorded a stock payable.

On August 3, 2018, the Company entered into a Media Advertising Agreement (“Agreement”). Per the terms of the Agreement, the Company was to issue 30,000 common stock shares at $1.88 per share for providing media and advertising services over a six month period. The total value of these issuances was $56,400. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2018, the company has not yet issued these common stock shares and has recorded a stock payable.

On September 5, 2018, the Company issued an unsecured $150,000 Promissory Note (“Note”) with an individual. As part of the issuance of the Note, the Company is to issue 50,000 common stock shares as an equity kicker at a $2.88 price per share. As the Company did not issue the 50,000 common stock shares as of September 30, 2018, the Company recorded a stock payable of $144,000.

As of September 30, 2018, the Company still has $308,328 worth of stock payable not yet issued that is from the year ended December 31, 2017 audited figures.

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

Total rent expense for the three and nine month periods ended September 30, 2018 was $63,992 and $205,962, respectively. Total rent expense for the three and nine month periods ended September 30, 2017 was $73,415 and $219,230, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On October 9, 2018, the United States Patent and Trademark Office (“USPTO”) allowed for an oral thin film patent (U.S. Patent No. 10,092,611), which covers the processing and integration of bioactive cannabinoid molecules into oral thin film dosage forms, such as CUREfilm™. These molecules, such as cannabidiol (CBD), are obtained from the Company’s patented methods (U.S. Patent No. 9,044,390 and 9,186,386) of extraction and purification of cannabis plant material. This patent allowance by the USPTO and per the patent purchase agreement entered on April 2, 2018, the Company will issue 50,000 common stock shares at $2.81 price per share. As of the date of this filing, the Company has not yet issued these shares.

On October 12, 2018, the Company sent a written 30-Day Notice of Default (“Notice”) to Altair International Corp (“Altair”), regarding the Exclusive License and Distribution Agreement (“Agreement”), dated August 10, 2016 (“Effective Date”), with Altair. The Notice was provided to Altair due to Altair failing to fulfill its obligations under the Agreement and has materially breached the Agreement. To maintain the rights granted under the Agreement, Altair was to make minimum orders in the amount of $1,500,000 of the collective Products, as defined in the Agreement, within the first 24 months following the Effective Date. As of October 26, 2018, Altair did not order any collective Products and has provided written confirmation that Altair has failed to fulfill its obligations under the Agreement and that the Notice will not be cured. As a result, the Agreement is terminated and license fees totaling $560,000 will be recognized as other income in the fourth quarter of 2018.

On October 15, 2018, Cure Pharmaceutical Holding Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Securities Purchase Agreement, the Company sold up to $2,000,000 in convertible notes (the “Notes”), initially convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $2.50 at the earlier of (1) the Investor’s discretion or (2) the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock and results in a listing of the Company’s Common Stock on a national securities exchange. The Notes shall be issued in tranches with (1) a closing of $250,000 on October 15, 2018; (2) a closing of $250,000 on or before November 15, 2018; (3) a closing of $250,000 on or before December 1, 2018; and a closing of $1,250,000 on or before December 31, 2018.

On October 30, 2018, the Company issued 50,000 common stock shares at a $2.88 price per share to an individual as an equity kicker for issuing an unsecured promissory note dated September 5, 2018. As the Company did not issue the 50,000 common stock shares as of September 30, 2018, the Company recorded a stock payable of $144,000.

On October 31, 2018, the Company amended four convertible promissory notes totaling $850,000 to extend the maturity dates to December 31, 2018. For extending the maturity date, the Company will issue a total of 115,000 common stock shares of the Company at $1.95 price per share.

On October 31, 2018, the Company amended a promissory notes totaling $150,000 to extend the maturity date to December 31, 2018. For extending the maturity date, the Company will issue 30,000 common stock shares of the Company at $1.95 price per share.

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

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section 505(b)(2) of the Food, Drug, and Cosmetic Act, (“505(b)(2)”) the FDA. The number of 2017 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in each of the last two years to an all-time high of 63 in 2017. Under Section 505(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to pharmaceutical companies taking a keen interest in reformulating their drugs as part of their lifecycle management protocols.

We are a drug formulation and delivery technology company that researches and manufactures novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate a 25,000 sq ft cGMP manufacturing plant in Oxnard, CA.

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

		Filing Date/
Title	Serial No. / Patent No.	Application Date	Type	Status

Method and apparatus for minimizing heat, moisture, and shear damage to medicant	8,840,919	23-Sept-14	Utility	Issued
Method and apparatus for minimizing heat, moisture,
and shear damage to medicant	9,155,698	13-Oct-15	Utility	Issued
Edible films for administration of medicaments to animals	9,561,182	18-Jan-17	Utility	Issued
Methods for modulating dissolution, bioavailability, bioequivalence	8,999,372	7-Apr-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	9,044,390	2-Jun-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	9,186,386	17-Nov-15	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	9,980,996	29-May-18	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	10,092,611	9-Oct-18	Utility	Issued
Pharmaceutical Composition and Method of Manufacturing	14/934,940	6-Nov-15	Utility	Pending
Pharmaceutical Composition and Method of Manufacturing	16/151,436	4-Oct-18	Utility	Pending
Pharmaceutical Composition with Ionically Crosslinked
Polymer Encapsulation of Active Ingredient	15/315,264	30-Nov-16	Utility	Pending
Method and Apparatus For Minimizing Heat, Moisture, and Shear Damage To Medicants and Other Compositions During Incorporation of Same with Edible Films	15/666,057	1-Aug-17	Utility	Pending
Thin Film with High Load of Active Ingredient	13/890,875	9-May-13	Utility	Pending
Thin Film with High Load of Active Ingredient	14/069,239	31-Oct-13	Utility	Pending
Thin Film with High Load of Active Ingredient	2.0148	9-May-13	CN	Pending
High dosage dissolvable films for oral administration	PCT/US18/38034	18-Jun-18	PCT	Pending
Methods and Compositions For Improving Sleep	62/680,325	4-Jun-18	PRV	Pending
Rapidly Disintegrating Film Matrix for Moisture Sensitive Compounds	62/696,359	11-Jul-18	PRV	Pending

Business Strategy

Our commercial strategy seeks to mitigate risk by pursuing a diversified model.

1. Dietary supplements. We manufacture select dietary supplements that complement our portfolio and align with our mission which are white labeled and distributed by third parties. Dietary supplements are regulated under the Dietary Supplement Health and Education Act of 1994 (DSHEA) under which supplements are effective by the FDA for Good Manufacturing Practices under 21 CFR Part 111 but do not require FDA approval. By developing, manufacturing and selling dietary supplement, we can generate modest short term revenue while improving our production capabilities and generating platform-wide intellectual property.

2. Pharmaceuticals. We partner with companies that are responsible for clinical development, regulatory approval, marketing and sales of the products. We provide the Chemistry, Manufacturing, and Controls (CMC) documentation required for regulatory submissions and in some instances, we may conduct preclinical and clinical testing. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are further diversifying risk and return by pursuing both competitive differentiation of marketed drugs (product life cycle opportunities) and improved pharmacokinetics of investigational drugs. While we currently commercially manufacture dietary supplements in our facility, we are undertaking steps to scale up manufacturing of pharmaceutical drugs for clinical and commercial use.

3. Cannabinoids. We are researching and developing drugs in the cannabinoid family of molecules. The oral bioavailability of cannabinoids is very low due to extensive gut and liver metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids don’t readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm technology enables the loading of combinations of cannabinoids and other plant extracts that, together, provide maximum therapeutic benefit. Development and manufacturing of cannabinoid drugs are regulated by the FDA and the Drug enforcement Agency (DEA). A research license filed with the DEA in January 2018 was determined to be submitted in error given our proposed activities. As such, we have applied for a Schedule 1 manufacturer license with the DEA which is under review.

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

Product Portfolio and Partnerships

Products

Our product portfolio includes dietary supplements and prescription drugs. To manufacture our products, we depend on raw material suppliers and packaging material suppliers. There are several global suppliers of packaging laminate appropriate for dietary supplements and drug product ODFs. We are currently purchasing our packaging laminate from Glenroy Inc. and Bemis Company.

CURE 3068 (Launched)

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We have an open purchase order with ID Life for 3,210,252 units of product in 2018.

CURE 5079 (Launched)

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under its Sleep Club initiative. The distribution rights are exclusive through the end of 2018. A purchase order was placed on February 22, 2018.

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

CURE 5210

We are developing a dietary cannabinoid ODF using food grade beta-caryophyllene to target the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

Partnerships

On September 4, 2018, CURE entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of the Company’s intellectual property rights, including the Company’s patented, multi-layer oral thin film (OTF), CUREfilm™ technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. The Company will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications. Canopy will manufacture CUREfilms that deliver cannabis extracts, expanding the commercialization and monetization of the CUREfilm technology. The parties will collaborate on new products and uses for the products. Canopy shall pay the Company approximately $250,000 for costs associated with a feasibility study and technology transfer as well as certain milestone payments and royalties on product sales by Canopy with minimum royalties starting in 2020.

On July 9, 2018, CURE entered into a non-binding Confidential Term Sheet (“Term Sheet) with Therapix Bioscience Ltd., an Israeli public company (“Therapix”) to acquire all of Therapix’s non-pain assets, which include several clinical drug candidates as well as two pre-clinical drug candidates (“Assets”), in consideration for the issuance by the Company to Therapix of newly issued shares of common stock of the Company (the “Shares”). The parties retained an independent third-party to value the Assets and the Shares as the basis for the acquisition. The resulting Asset valuation and Shares offered were not agreeable to Therapix and therefore, the Parties concluded that entering into a definitive agreement would not be in the best interest of their respective shareholders. CURE will continue to evaluate in-licensing and acquisition opportunities in the pharmaceutical cannabinoid space.

Dependence on Major Customers

We currently rely on a few distributors for our dietary supplements. We also depend upon a limited number of partners to provide funding for the development of our products, to assist in obtaining regulatory approvals that are required in order to commercialize these products, and to market and sell our products.

Competition

We compete with other companies within the drug delivery industry that may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing ODF products. Some of these competitors, such as IntelGenx are also pursuing cannabinoid formulations.

Our cannabinoid product candidates may compete with medical and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is support in the United States for further legalization of marijuana. In markets where recreational and/or medical marijuana is not legal, our product candidates may compete with marijuana purchased in the illegal drug market. We cannot assess the extent to which patients may utilize marijuana obtained illegally for the treatment of the indications for which we are developing our product candidates.

Government Regulations

In the U.S., the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before our drug products are marketed they must be approved by the FDA. The steps required before a novel drug product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”) or an ANDA, for generic drugs. In certain cases, an application for marketing approval may include information regarding safety and efficacy of a proposed drug that comes from studies not conducted by or for the applicant. Such applications, known as a 505(b)(2) NDA, are permitted for new drug products that incorporate previously approved active ingredients, even if the proposed new drug incorporates an approved active ingredient in a novel formulation or for a new indication; (5) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with cGMP and FDA review; and finally (6) approval of an NDA or ANDA.

The cost of complying with the foregoing requirements, including preparing and submitting an NDA or ANDA, may be substantial. Accordingly, we typically rely upon our partners in the pharmaceutical industry to spearhead and bear the costs of the FDA approval process. We also seek to mitigate regulatory costs by focusing on 505(b)(2) NDA opportunities. By applying our drug delivery technology to existing drugs, we seek to develop products with lower research & development expenses and shorter time-to-market timelines as compared to regular NDA products.

In addition, our facility will require a license by the U.S. Drug Enforcement Administration to produce scheduled controlled substances, such as cannabinoids.

Research and Development Expense

Our R&D expenses, net of R&D tax credits, for the year ended December 31, 2017 increased by $673,972 to $1,427,341, compared with $753,369 for the year ended December 31, 2016. The increase in R&D expenditure is explained in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Compliance

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements. At this time, we believe that we are in compliance with environmental regulations applicable to our research and development and manufacturing facility located in Oxnard, California.

Employees

As of the date of this filing, we have 13 full-time and 1 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues for the three and nine months ended September 30, 2018 were $87,851 and $349,783, respectively, as compared to $74,355 and $145,185 for the three and nine months ended September 30, 2017, respectively. The increase was principally due to the Company increased orders from ID Life, LLC for Sleep Strips. Revenues earned from ID Life have increased by 103% for the nine months ended September 30, 2018 compared to the same period in 2017. In addition, the Company successfully completed a new sleep OTF product for another customer during the nine months ended September 30, 2018. As this was a new customer in 2018, we did not generate this type of revenue in the same period in 2017. Finally, The Company completed phases I and II of our research and development agreement with Aveneon Technology Ltd. for the development of a Sildenafil OTF during the 1st quarter of 2018. The Company did not generate this type of revenue in the same period in 2017.

Cost of Goods Sold

Cost of goods sold was $41,958 and $171,032 in the three and nine months ended September 30, 2018 compared to $59,427 and $134,575 in the three and nine months ended September 30, 2017, respectively. Cost of goods sold decreased by $17,469 and increased by $36,457 in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The decrease in the three months period ended September 30, 2018 was primarily due to the Company generating revenue from ID Life on higher margin products during the three months ended September 30, 2018 compared to the same period in 2017. The increase in the nine months period ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the increased sales to ID Life for Sleep Strips as well as sales from a new customer for another sleep OTF product during the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 amounted to $2,444,219 and $5,496,489, respectively, and for the three and nine months ended September 30, 2017 amounted to $1,290,565 and $5,888,062, respectively. For the three and nine months ended September 30, 2018 and 2017, selling, general and administrative expenses were mainly comprised of amortization, commission, insurance, payroll, consulting, investor relation services, PR services and rent expenses. The increase in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was mainly due to the increase in noncash transactions relating to common stock issued for consulting services and recording the fair value of warrants issued for services recorded in the three months ended September 30, 2018 compared to the same period in 2017. In addition, the Company saw an increase in payroll, legal, accounting, investor relations, and PR services during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was mainly due to the decrease in noncash transaction relating to recording the fair value of warrants issued for services recorded during the nine months ended September 30, 2017 compared to same period in 2018. However, this decrease was offset by increases in payroll, legal, accounting, investor relations, and PR services during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Research and Development Expenses

For the three and nine months ended September 30, 2018, research and development expenses increased to $291,624 and $1,094,993, respectively, compared to the three and nine months ended September 30, 2017 of $239,663 and $664,931, respectively. The increase in research and development expenses is due to the Company’s focus on developing potential partnerships with pharmaceutical and bioscience companies and new OTC and prescription products. This is evident by our research and development deals for the development of a Sildenafil CUREfilm, a Palmitoylethanolamine (PEA) & Dronabinol (THC) CUREfilm ODF for buccal administration, a novel CUREfilm ODF substrate with an undisclosed partner, and a CUREfilm ODF for mood enhancement as a dietary supplement once per week. In addition, the Company continues to work on the development of a 50,000IU vitamin D3 CUREfilm ODF for p.o. administration as well as developing a novel dietary cannabinoid.

LIQUIDITY AND CAPITAL RESOURCES

For the Nine Months ended September 30, 2018

As of September 30, 2018, our total assets were $3,034,040 comprised of cash of $302,538, accounts receivable of $6,590, inventory of $92,673, prepaid expenses and other assets of $860,114, net property and equipment of $313,078, net intangibles of $1,033,923, prepaid expenses of $332,790 and other assets $92,334. Our total liabilities were $8,166,122 comprised of accounts payable of $744,765, accrued expenses of $385,895, current portion of note payables, net of $886,000 convertible promissory notes, net, of $4,378,566, derivative liability of $806,379, deferred revenue of $404,517 and license fees of $560,000.

Cash flows used in operating activities

For the nine months ended September 30, 2018, operating activities consumed $3,132,664 of cash. This was primarily the result of a net loss of $9,127,968, offset by depreciation and amortization of $110,454, amortization of stock based compensation – prepaid expenses of $1,162,400, amortization of loan discounts of $1,650,706, noncash compensation of $560,800, common stock issued for services of $45,614, change in derivative liabilities of $418,042, warrants granted for commission expense of $1,154,50, stock issued for amending convertible notes of $189,750, as well as the changes in accounts receivable of $2,226, inventory of $47,677, prepaid expenses of $165,317, other assets of $25,221, accounts payable of $249,785, accrued expenses of $269,314 and deferred revenue of $43,055. For the nine months ended September 30, 2017, operating activities consumed $2,871,058 of cash. This was primarily the result of a net loss of $6,970,064, offset by depreciation and amortization of $130,943, amortization of prepaid stock-based compensation of $1,261,693, amortization of loan discounts of $564,969, warrants issued for services of $2,560,607 as well as the changes in prepaid expenses of $588,508, other assets of $24,169, accounts payable of $199,209, accrued expenses of $48,181 and deferred revenue of $68,088.

Cash flows used in investing activities

Investment activities used an additional $122,622 of cash during the nine months ended September 30, 2018, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $71,529 and acquisition of property and equipment of $51,093. Investment activities used an additional $104,538 of cash during the nine months ended September 30, 2017, primarily as a result of payments for patents and costs associated in the development and improvement of our intellectual property of $43,621, payment to joint venture investment of $5,000 and acquisition of property and equipment of $55,917.

Cash flows provided by financing activities

Financing activities provided $3,449,575 of cash for the nine months ended September 30, 2018, primarily as the result of proceeds from the issuance of convertible promissory notes of $3,600,000 and $250,000 from the issuance of promissory notes; and repayments of convertible promissory note and loan payables of $400,425. Financing activities provided $1,997,270 of cash for the nine months ended September 30, 2017, primarily as the result of proceeds from loans of $2,105,000 and repayments of loan and capital lease payables of $107,730.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 2 – “Summary of Significant Accounting Policies”. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or condition.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the nine months ended September 30, 2018 and 2017.

Going Concern

For the year ended December 31, 2017, the auditors opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of September 30, 2018. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2018.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $7,000,000 to $9,000,000 in capital over the next 12 months through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 months. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2018. As of September 30, 2018, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

On June 30, 2018, the Company issued a $500,000 convertible promissory note (“Convertible Note”) with an investor (“Investor”) due December 31, 2018. The Convertible Note are secured by all of the assets of the Company and Subsidiaries, including ownership of the Subsidiaries The Convertible Note bears interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investor in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. If the Qualified Offering has not occurred, then the Exercise Price shall be $2.00. The Warrants will have a three-year term and shall be exercisable in cash.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for investor relation services to be performed over 30 month period.

On May 16, 2018, the Company issued 70,175 common stock shares at $0.65 per share for consulting services performed.

On July 7, 2018, the Company issued 148,644 warrants at a fair market value of $48,249 and with an exercise price of $1.00 per share in connection with the conversion of a convertible promissory note issued by the Company.

On July 17, 2018, the Company issued 70,000 common stock shares at $1.85 per share for consulting services to be performed over a six month period.

On July 17, 2018, the Company issued 69,444 common stock shares at $0.72 per share for the cancellation of two months rent and overages for property tax and general liability insurance.

On July 17, 2018, the Company issued 250,000 common stock shares at $1.10 per share for strategic marketing and development advisory services to be performed over a six month period.

On August 17, 2018, the Company issued a total of 115,000 common stock shares at $1.65 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders.

On September 4, 2018, the Company issued 90,000 common stock shares at $0.71 per share and 90,000 shares at $1.00 per share for media and advertising services to be performed over a six month period.

On September 4, 2018, the Company issued 90,000 common stock shares at $3.24 per share for media and advertising services to be performed over a six month period.

September 27, 2018, the Company issued up to $575,000 convertible promissory notes with investors (“Investors”) due June 27, 2019. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. The Warrants will have a three year term and shall be exercisable in cash.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 14, 2018	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
November 14, 2018

/s/ Mark Udell
Mark Udell
Chief Financial Officer
November 14, 2018

