Form 10-K
period 2018-12-31
Cure Pharmaceutical Holding Corp.
filed 2019-04-01
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1765151
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

1620 Beacon Place, Oxnard, California 93033

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 824-0410

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 29,870,390 shares of common stock outstanding as of March 27, 2019. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was $15,179,621, as computed by reference to the closing price of such common stock on The OTC Markets on such date.

CURE PHARMACEUTICAL HOLDING CORP.

2018 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K or to conform them to actual results, new information, future events or otherwise, except as otherwise required by securities and other applicable laws.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

•

our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

•	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;

•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Securities Exchange Act of 1934, as amended, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified officers, employees and consultants as necessary; and

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2018, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

These factors are the important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in any of our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Nevada corporation, its wholly-owned subsidiary, CURE Pharmaceutical Corporation, a California corporation (“CURE Pharmaceutical”), and its 63% majority-owned subsidiary, Oak Therapeutics Inc., a California corporation (“Oak”).

PART I

ITEM 1. BUSINESS

Overview

CURE Pharmaceutical Holding Corp. is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, which may include clinical development and regulatory approval, and license the product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“ODF”) and transdermal formulations. We apply our technology to pharmaceutical drugs and dietary supplements. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We currently have two commercial products and several development programs underway:

CURE 3068 (CUREfilm Sleep – Commercially Launched)

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement under the brand name “ID Life Sleep Strips”. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We completed a purchase order with ID Life for approximately 3,200,000 units of product in 2018 and we are seeking additional distributors.

CURE 5079 (CUREfilm Sleep – Commercially Launched)

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under the brand name “Sleep Stripzzz”. The distribution rights were exclusive through the end of 2018. A purchase order was placed on February 22, 2018.

CURE 5003 (CUREfilm Blue)

We are developing a sildenafil CUREfilm ODF for oral administration. The product, which will be launched for the treatment of erectile disorder, is in early stage clinical development with human studies planned in 2019.

CURE 5067 (CUREfilm D)

We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration. On February 18, 2017, we entered into an exclusive 5-year license and distribution agreement with Meroven Limited in the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa. The product is currently in the optimization development stage. We are seeking distributors in other territories.

CURE 5200

We are developing a novel CUREfilm ODF substrate with an undisclosed partner. On June 4, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5200. In order to protect CURE’s and our partner’s competitive advantage, no details of the product have been disclosed at this stage.

CURE 5209

We are developing a CUREfilm ODF for mood enhancement as a dietary supplement. On May 30, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5209. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product have been disclosed at this stage.

CURE 5210 (CUREfilm Beta-Caryophyllene)

We are developing a dietary cannabinoid ODF using food grade beta-caryophyllene to target the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

Background

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus.

On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

Further, on November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing (the “Majority Stockholder”), on the one hand, and CURE Pharmaceutical, all of the shareholders of CURE Pharmaceutical’s issued and outstanding share capital (the “CURE Pharm Shareholders”) and the holders of certain convertible promissory notes of CURE Pharmaceutical (“CURE Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.”

As a result of the Share Exchange, CURE Pharmaceutical became a wholly owned subsidiary of the Company, and the CURE Pharmaceutical Shareholders and CURE Pharmaceutical Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock.

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, CURE Pharmaceutical Corporation, located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies.

The pharmaceutical industry is facing ever-growing R&D expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 55 NMEs approved in 2018. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments dwarve those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

In addition to these challenges, many marketed drugs are coming off-patent, creating a need to fill revenue gaps. Novel dosage forms can offer strategies for surviving patent cliffs by extending market exclusivity when they addresses a bona fide unmet need.

The pharmaceutical industry is also challenged by the many patients who do not adhere to a regime of prescription drugs because of side effects, difficulty in administration or the taste of a drug. According to HealthPrize and Capgemini, the loss of global revenues by drug makers due to non-adherence to medicines is $630 billion every year and according to a recent paper published in The Annals of Pharmacotherapy titled "Cost of Prescription Drug-Related Morbidity and Mortality" the estimated annual cost of prescription drug-related morbidity and mortality resulting from nonoptimized medication therapy was $528.4 billion in 2016 US dollars and about 275,689 deaths per year. Medication adherence and the patient experience can be improved with strategies such as replacing an injectable drug with a sublingual drug, simplifying the dosing schedule with a sustained release dosage form and reducing toxicities by avoiding the GI tract (e.g. through transdermal or transmucosal delivery).

Improved formulations can address these many challenges by cutting down development costs, reducing the time to market, extending product patent protection, improving patient compliance and increasing drug efficacy. For example, reformulation can enable drug repositioning, the process of finding new uses for failed drugs, such as those abandoned for lack of efficacy or excessive toxicity after Phase II trials, or marketed drugs for which new uses will extend patent life and, therefore, profitability.

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, (“505(b)(2)”) the FDA. The number of 2017 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in each of the last two years to an all-time high of 63 in 2017. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to some pharmaceutical companies investigating reformulating their drugs as part of their lifecycle management protocols.

Our Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model in the following categories:

Pharmaceuticals

We partner with companies that are responsible for marketing and distribution of the products we develop and manufacture. On a case-by-case basis, we may be responsible for clinical development and regulatory approval with the FDA and/or other regulatory bodies. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are pursuing products with 505(b)(2) approval pathways such as Sildenafil CUREfilm. While we currently manufacture nutraceutical products in our state-of-the-art cGMP oral dissolving film manufacturing facility, we are undertaking steps to manufacture pharmaceutical products for commercial use.

Cannabinoids

We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids do not readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and botanical extracts which may provide maximum therapeutic benefit. We have a licensing rights agreement with Canopy Growth Corporation (“Canopy”) for the global commercialization of ODFs containing cannabinoids, under which Canopy is granted non-exclusive in the United States and exclusive rights in the rest of the world excluding Asia. We are sponsoring preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are registered with the Drug Enforcement Agency (DEA) to manufacture schedule 1 controlled substances at the Oxnard facility.

Nutraceuticals

Increasingly, patients are encouraged to take part in their own treatments, and a consumer market has been developing midway between the supermarket-based world of consumer goods companies and the scientific, pharmacy-based world of pharmaceutical firms. The front lines of this battle are nutraceutical products that have been proven to help prevent or cure disease. Breakthroughs in functional medicine suggest a number of opportunities for pharmaceutical companies like CURE. Functional medicines focus on the imbalances underlying disease processes (rather than only symptomatic relief) and they rely on molecular nutrition for patient-specific solutions. These types of nutraceuticals can be synergistic with pharmaceutical treatments. We therefore focus on evidence-based nutraceuticals that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Nutraceutical products do not require FDA approval but do require following all GMPs. Thus, they are less costly and faster to launch in the marketplace. While manufacturing fees for nutraceuticals have lower margins than prescription drugs, they provide us with short term revenue opportunities.

Underserved Patient Populations

On November 10, 2017, we received 269,000 shares of Oak Therapeutics as consideration for an exclusive license to certain patents rights and trademarks of CURE for the commercialization of products in developing nations as defined in the 2013 International Statistics Institute. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Oak has completed a Phase I Small Business Innovative Research Contract (“SBIR”) from the National Institutes of Health to develop a formulation for 300mg of Isoniazid in a rapidly dissolving film as an anti-tuberculosis treatment option. Oak applied for Phase II grant of the SBIR program which was not awarded.

CUREfilmTM Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and ODF, having launched the first therapeutic ODF product, Chloraseptic® relief strips in 2003. ODF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or more traditionally via the GI tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure and can offer a rapid onset of action. As an oral ODF, active ingredients can be either pre-solubilized within the matrix or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of ODF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

ODFs have significant advantages compared to other dosage forms (e.g., tablets and capsules), including:

Safety and Efficacy

•	Potential for rapid onset of action which can be especially useful for indications such as motion sickness, erectile dysfunction, seizures, allergic attack or coughing, bronchitis or asthma.
•	Potential to extend a drug’s half-life and consequently extending dosage intervals
•	Transmucosal delivery can improve a drug’s safety profile of therapy such as reduced gastric irritation
•	Transmucosal delivery can improve a drug’s efficacy in patients with GI absorption issues.
•	Accuracy in the administered dose can be better assured for each film.

Patient Experience and Medication Adherence

•	Difficulty swallowing tablets and capsules can be a problem for many individuals and can lead to a variety of adverse events and patient noncompliance with treatment regimens. It is estimated that over 16 million people in the United States have some difficulty swallowing, also known as dysphagia. Studies in adults evaluating the effect of tablet and capsule size on ease of swallowing suggest that increases in size are associated with increases in patient complaints related to swallowing difficulties at tablet sizes greater than approximately 8 mm in diameter. ODFs can readily be taken without the need to swallow or use of water or other beverages.
•	Upon administration, there is a relatively low risk of the patient choking which can be most beneficial for patients suffering from motion sickness, dysphagia and repeated emesis.
•	Easily administered to bedridden and non-cooperative patients (e.g., geriatric, pediatric, and psychiatric). They are hard to spit out.
•	Configured with physical dimensions such that it is relatively easy and convenient to store and carry. Patients can conveniently carry multiple dissolvable films in his or her pocket or wallet. A single dose of strip can be carried individually without requiring the secondary container.
•	ODFs are flexible with a pleasant mouth feel unlike oral dissolvable tablets which are brittle.

Manufacturing and logistics

•	The pouches or sachets offer larger printable 2D areas which traditional drug product formats do not. This allows the manufacturer to adapt to rapidly evolving labeling and regulatory requirements for information and anti-counterfeiting, such as product serialization.
•	The manufacturing process has a low carbon foot print, with lower use of water for component preparation and sterilization as compared with other dosage forms.
•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.
•	Tensile strength and plasticity of ODF allow for handling single, individual dose units without damage to the dosage form.
•	Multiple SKUs can be produced by simply modifying the length of the ODF
•	Enables anti-counterfeit management and dose management
•	Adaptable for use with dispensing devices for pharmacy preparation or self-administration
•	Can be easily and conveniently handled, stored, and transported at room temperature

The CUREfilm platform is a scalable and versatile formulation and drug delivery system for both oral (ODF) and transdermal (skin) delivery. We believe that CUREfilm formulations can improve or match the pharmacokinetics of drugs in accordance with the desired outcome. The platform is compatible with a broad spectrum of molecules, for the formulation of both investigational and marketed prescription drugs and nutraceutical products.

The specific advantages below are present with multiple CUREfilm products and platform technologies. The advantages listed below are expressly described in CURE’s patent documents. Other advantages are present in specific products and platform technologies but not outlined in the patent documents and kept as trade secrets and proprietary equipment designs. Additional advantages are described in pending and unpublished patent documents.

•	Loading of multiple active ingredients on one dose unit
•	Can accommodate high drug load per dose unit (e.g. > 200 mg)
•	Quickly dissolving/disintegrating (e.g. < 2 minutes)
•	Potential for low moisture level (e.g. < 10 wt.% water)
•	Can achieve desired performance characteristics while maintaining pleasant feeling in the mouth (e.g. soft, plush feeling with pliable film)
•	Can achieve desired performance characteristics while formulating active ingredients susceptible to degradation from low pH environments, light, heat, moisture, and oxygen
•	Multiple and unique ways to mask the bitter, metallic or salty taste of an active ingredient

Intellectual Property

The competitive advantages of the CUREfilm platform and products over other ODF technology and products are protected by issued and ending patents, as well as trade secrets such as proprietary equipment design and manufacturing processes which allow us to produce CUREfilm products at commercial scale in a cGMP environment. We will be able to protect our technology and products from unauthorized use by third parties only to the extent it is covered by valid and enforceable claims of our patents or is effectively maintained as trade secrets. Patents and other proprietary rights are thus an essential element of our business.

Our success will depend in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing it proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We own or have exclusive rights to ten (10) issued patents, nine (9) pending applications in the United States, one (1) pending application in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to (1) a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film, (2) edible films for administration of medicaments to animals, (3) methods for modulating dissolution, bioavailability, bioequivalence, (4) pharmaceutical composition and method of manufacturing, (5) pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient, (6) multi-layered high dosage dissolvable film for oral administration, (7) thin films with high load of active ingredient, (8) high dosage dissolvable films for oral administration, (9) methods and composition for improving sleep, (10) oral dissolvable film that includes plant extracts and (10) rapidly disintegrating film matrix for moisture sensitive compounds.

Granted U.S. patents will expire between 2023 and 2035, excluding any patent term extensions that might be available following the grant of marketing authorizations. If issued, pending applications would expire in 2038, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

We applied for six (6) trademark and logomark registrations, for which the opposition periods have expired without any opposition being filed.

Competition

We face competition from pharmaceutical companies, generic drug companies, wellness and nutraceutical companies, as well as organizations developing advanced drug delivery platforms such as Acquestive Therapeutics, BioDelivery Sciences International, IntelGenx, ARx Pharma and LTS Lohmann which have substantially greater financial, technical and human resources than we have. Furthermore, we face competition from these entities as well as universities, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Our success will be based in part on our ability to develop and manufacture products that address unmet medical needs and create value to patients at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ patents will be critical to success.

CUREfilm BlueTM

With Pfizer’s last U.S. patents covering Viagra® expiring in 2020, we expect multiple generic sildenafil entrants worldwide. Within the lucrative erectile dysfunction (ED), our North American competitors with advanced drug delivery technology, IntelGenx Corporation and Acquestive Therapeutics are pursuing reformulation of generic Cialis®, a lower dose ED drug. There are a few companies selling Sildenafil citrate oral thin film products outside of the United States such as CTC Bio, Zim Laboratories and Seoul Pharma in Asia and IBSA Farmaceutici Italia and Sandoz in Europe. Our goal is for CUREfilm Blue to be the first Sildenafil citrate oral thin film to be approved by the FDA.

CUREfilm DTM

There are currently no Cholecalciferol (vitamin D3) oral thin films on the market in the United States. Our main competitor for this product in the United States is Everidis Health Sciences’ ReplestaTM, a medical food formulated as a chewable wafer.

CUREfilm SleepTM

While there are a few melatonin oral thin film products on the market in the United States, most do not combine multiple active ingredients.

CUREfilm β-caryophylleneTM

There are currently no β-caryophyllene oral thin film products on the market, with most such terpenes currently being sold as liquid concentrates.

Recent Developments During the Year-Ended December 31, 2018

Registrations

On November 21, 2018, CURE Pharmaceutical obtained a new registration with the U.S. Drug Enforcement Administration as a manufacturer authorized to handle Schedule 1 controlled substances. With this license, the Company will develop and manufacture cannabinoid-based pharmaceutical products using its CUREfilm technology, such as dronabinol-based oral thin films. Per 21 CFR § 1304.33, this registration now requires the Company to report certain acquisition and distribution activities, along with inventory and manufacturing activities, to the ARCOS Unit of the Drug Enforcement Administration.

On March 12, 2019, the Company announced its ability to handle Schedule 1 controlled substances has extended to the manufacturing of cannabis plant extracts and synthetic cannabidiol. This extended license allows CURE to take advantage of its latest U.S. Patent No. 10,238,705 for the extraction and purification of cannabis plant material, as well as subsequent processing of cannabis extracts for drug formulation.

Licensing Agreement

On September 4, 2018, we entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of the Company’s intellectual property rights, including the Company’s CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and our trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. We will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications. Canopy will manufacture CUREfilms that deliver cannabis extracts, expanding the commercialization and monetization of the CUREfilm technology. The parties will collaborate on new products and uses for the products. Canopy shall pay to CURE approximately $250,000 for costs associated with a feasibility study and technology transfer as well as certain milestone payments and royalties on product sales by Canopy with minimum royalties starting in 2020.

We have successfully completed the feasibility study contemplated under the Licensing Agreement, receiving several payments in connection therewith and we are initiating the technology transfer activities as contemplated under the License Agreement.

Securities Purchase Agreements

On October 15, 2018, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the Securities Purchase Agreement, we sold up to $2,000,000 in convertible notes (the “Notes”), initially convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price equal to $2.50 at the earlier of (1) the Investor’s discretion or (2) the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock and results in a listing of the Company’s Common Stock on a national securities exchange. The Notes shall be issued in tranches with (1) a closing of $250,000 on October 15, 2018; (2) a closing of $250,000 on or before November 15, 2018; (3) a closing of $250,000 on or before December 1, 2018; and a closing of $1,250,000 on or before December 31, 2018.

Convertible Promissory Notes

From January 30, 2018 to March 28, 2018, the Company issued up to $2,025,000 convertible promissory notes with investors (“Investors”) due November 30, 2018. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. The Warrants will have a three-year term and shall be exercisable in cash. During the first quarter of 2019, the Company repaid $275,000 of convertible promissory notes. On February 13, 2019, $750,000 of convertible promissory notes plus accrued interest and penalties of $135,825 were converted in 479,144 common stock shares of the Company. On February 15, 2019, $1,000,000 of convertible promissory notes plus accrued interest and penalties of $94,750 were converted in 591,757 common stock shares of the Company.

On April 24, 2018, we entered into a convertible promissory note totaling $500,000 due April 30, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at a price per share (the “ Voluntary Conversion PPS “) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “Financing”), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS.

Between May 18, 2018 and June 29, 2018, we entered into convertible promissory notes totaling $750,000 due December 31, 2018, interest payable at 9% per annum; secured by all assets of the company; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018. On July 7, 2018, a convertible promissory note of $250,000 plus accrued interest of $13,398 was converted into 297,288 common stock shares of the Company.

On September 27, 2018, we entered into convertible promissory notes totaling $575,000 due June 27, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018. On February 13, 2019, $575,000 of convertible promissory notes plus accrued interest and penalties of $78,034 were converted in 353,221 common stock shares of the Company.

Between October 15, 2018 and December 3, 2018, we entered into convertible promissory notes totaling $575,000 due on October 31, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions of related transactions, which offering definitely sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018, which has yet been paid.

Departure, Appointment or Compensatory Arrangements of Directors or Certain Officers

On December 17, 2018, we appointed Gene Salkind, MD as director of the Company. Dr. Salkind, age 64, is board certified in neurological surgery by the American Board of Neurological Surgery and completed various residencies, fellowships and postgraduate training at Abington Memorial hospital, The Graduate Hospital, Veteran’s Administration Hospital, Pennsylvania Hospital, Children’s Hospital of Philadelphia, and the Hospital of the University of Pennsylvania. Further detail on Dr. Salkind’s background and compensation provided under “Directors, Executive Officers and Corporate Governance”.

On November 15, 2018, we entered into an employment agreement with Alex Katz (the “Employment Agreement”) pursuant to which Mr. Katz shall serve as the Chief Financial Officer of the Company beginning on November 15, 2018 (the “Effective Date”). In connection with the appointment of Mr. Katz as Chief Financial Officer, Mark Udell, Chief Financial Officer of the Company since November 2016, resigned from such position, effective November 15, 2018, and will serve as the Company’s Chief Accounting Officer. Further detail on Mr. Katz’s background and compensation provided under “Executive Compensation”.

On January 22, 2018, the Board of Directors (the “Board”) of CURE Pharmaceutical Holding Corp., a Nevada corporation (the “Company”), appointed Jessica Rousset as the Company’s Chief Operating Officer. Further detail on Ms. Rousset’s background and compensation provided under “Executive Compensation”.

Corporate and Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge though our website (http://www.curepharmaceutical.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this prospectus including our financial statements and related notes, before making an investment decision. The statements contained in this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business and Industry

The success of our pharmaceutical product candidates is dependent on our business partners’ ability to conduct clinical trials, obtain regulatory approval, market and sell our products. We cannot give any assurance that any of our pharmaceutical product candidates will receive regulatory approval, which is necessary before they can be commercialized.

In addition to developing and launching dietary supplements, we have invested substantial efforts and financial resources to design and develop our pharmaceutical products, including conducting product characterization, validation and scale up and providing general and administrative support for these operations. Our future success is dependent on our ability with our partners, to successfully develop, obtain regulatory approval for, and then successfully commercialize one or more pharmaceutical product candidates. We currently generate no revenue from sales of any pharmaceutical product, and we may never be able to develop or commercialize a marketable pharmaceutical product.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. In vitro testing and characterization of our product candidates may not be predictive of the clinical results. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase I, Phase II, Phase III or other clinical studies such as bioequivalency studies conducted with our partners, will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

The life sciences industry is highly competitive and subject to rapid technological change. If our competitors and potential competitors develop superior products and technologies, our competitive position and results of operations would suffer.

We face intense competition from a number of companies that offer products in our target markets, many of which have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our products to remain competitive. One or more of our current or future competitors could render our present or future products obsolete or uneconomical by technological advances. We may also encounter other problems in the process of delivering new products to the marketplace, such as problems related to design, development or manufacturing of such products, and as a result we may be unsuccessful in selling such products. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing products that are competitive in the continually changing technological landscape.

The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have not generated any revenue from the sale of our current pharmaceutical product candidates and may never be profitable.

We have not yet commercialized any of our pharmaceutical product candidates. We have generated minimal revenues from the sale of our nutraceutical products, and we expect modest growth in sales of these products over the next 2-3 years. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of, and to commercialize, our product candidates and on the demand for our product candidates. Our ability to generate revenue and achieve profitability depends on our ability, alone or with commercialization partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. Our ability to generate future revenue from product candidate sales depends heavily on our success in many areas, including but not limited to:

•	obtaining and maintaining financial support from pharmaceutical and other commercialization partners to advance product development, testing and scale up;
•	our partners ability and commitment to obtain regulatory and marketing approvals for pharmaceutical product candidates;
•	our partners ability and commitment to obtain market acceptance of our products;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products to support market demand for our product candidates, if approved;

•	addressing any competing pharmaceutical or biotechnological and market developments;
•	identifying, assessing, acquiring and/or developing new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	ourselves or our partners becoming a target of litigation for possible patent infringement;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our products that could result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls. In addition, our or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products may require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

Our ability to compete depends on our ability to attract and retain talented employees.

Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, development, sales and marketing, managerial and administrative personnel. Competition for highly skilled individuals is extremely intense and we face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer and our business, financial condition and results of operations could be adversely affected.

Our future success also depends on the continued service and performance of our senior management team. The replacement of members of our senior management team likely would involve significant time and costs, and the loss of any these individuals may delay or prevent the achievement of our business objectives.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

If we are unable to obtain or sustain adequate revenue growth, our financial results could suffer. Furthermore, significant growth will place strains on our management and our operational and financial systems and processes, and our operating costs may escalate even faster than planned. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively, or we may grow at a slower pace. Additionally, if we do not successfully forecast the timing of regulatory authorization for our products, marketing and subsequent demand for our products or manage our anticipated expenses accordingly, our operating results will be harmed.

New technologies could emerge that might offer better combinations of price and performance than our current or product.

It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce, on a timely and cost-effective basis, new, enhanced and competitive technologies that meet the needs of current and prospective customers. If we do not successfully innovate and introduce new technology into our product lines or manage the transitions to new product offerings, our revenues, results of operations and business will be adversely impacted. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies.

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of both the number of people who have our target diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible.

We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize drugs that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates.

We compete with other companies within the drug delivery industry may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing ODF products. Some of these competitors, such as IntelGenx are also pursuing cannabinoid formulations.

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

Compared to us, many of our competitors may have significantly greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could materially impact our ability to develop and commercialize our product candidates successfully.

Even if we successfully develop our product candidates, and obtain marketing approval for them, other treatments or therapeutics may be preferred, and we may not be successful in commercializing our product candidates or in bringing them to market.

Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We as a company have no experience selling and marketing our products and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we rely on partners to market and distribute our products. Any failure or delay in securing an appropriate partner would adversely impact the commercialization of our products.

If our partners do not commit sufficient resources to market and distribute our future products, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA, the commercial success of our product candidates will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	relative convenience and ease of administration;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments; and
•	sufficient third-party insurance coverage and reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our partners’ efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

Risks Relating to Our Financial Position and Need for Additional Capital

We may not be able to continue to operate as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

Even if future financing is successful, we expect that we will need to raise substantial additional funding before we can expect to become profitable from sales of our product candidates. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product candidate development efforts or other operations.

As of December 31, 2018, our cash and cash equivalents were approximately $500,000, a working capital deficit of approximately $7 million and an accumulated deficit of approximately $29 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations . Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of product development, clinical studies, preclinical testing, and other related activities;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We are a drug delivery and development company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our product candidates.

Since our inception we have been operating as a specialty pharmaceutical company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $4,157,480 in 2016, approximately $8,149,885 in 2017, and approximately $10,400,401 in 2018. As of December 31, 2017 and 2018, we had an accumulated deficit of approximately $18,868,599 and approximately $29,269,000, respectively.

We have devoted substantially all of our financial resources to develop our product candidates. We have financed our operations primarily through the issuance of equity securities and convertible notes. The amount of our future net losses will depend, in part, on completing the development of our product candidates, the demand for our product candidates, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in the late stages of preclinical and at the early stages of clinical development for our product candidates, we have not yet commenced pivotal clinical studies for any product candidate, and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of the markets for which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. We expect to continue to incur significant losses until we are able to commercialize our first pharmaceutical product candidates, which we may not be successful in achieving. We anticipate that our expenses will increase substantially if and as we:

•	continue the research and development of our product candidates;
•	expand our manufacturing capabilities;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing, and distribution infrastructure to commercialize our product candidates;
•	seek to identify, assess, acquire, license, and/or develop other product candidates and subsequent generations of our current product candidates;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel; and
•	create additional infrastructure to support our operations as a public company and our product candidate development and planned future commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders and restrict our operations or require us to relinquish certain intellectual property rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, regulatory trials, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities, including research and development activities, clinical trials, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our commercial activities, expand our development activities, conduct clinical trials, expand manufacturing operations and expand our infrastructure. We may need to raise additional capital to, among other things:

•	fund clinical trials and preclinical trials for our products as requested or required by regulatory agencies;
•	sustain commercialization of our new products;
•	expand and automate our manufacturing capabilities;
•	increase our sales and marketing efforts to drive market adoption and address competitive developments;
•	finance capital expenditures and our general and administrative expenses;
•	develop new products;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems; and
•	hire additional research and development, quality control, scientific, and general and administrative personnel.

Our present and future funding requirements will depend on many factors, including but not limited to:

•	the progress and timing of clinical trials;
•	the level of research and development investment required to maintain and improve our technology position;
•	cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;
•	our efforts to acquire or license complementary technologies or acquire complementary businesses;
•	changes in product development plans needed to address any difficulties in commercialization or changing market conditions;
•	competing technological and market developments;
•	changes in regulatory policies or laws that may affect our operations; and
•	changes in physician acceptance or medical society recommendations that may affect commercial efforts.

We have broad discretion in the use of the net proceeds from financing and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from financing. Because of the number and variability of factors that will determine our use of the net proceeds from the financing, their ultimate use may vary substantially from their currently intended use. Our management may not apply our cash from financing in ways that ultimately increase the value of any investment in our securities or enhance stockholder value. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from future financing in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which may result in a decline in the price of our shares of common stock, and, therefore, may negatively impact our ability to raise capital, invest in or expand our business, acquire additional products or licenses, commercialize our products, or continue our operations.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third-party payers, and other partners could be negatively affected by these difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

Risks Related to Intellectual Property

The extent to which we can protect our technologies through intellectual property rights that we own, acquire or license is uncertain.

We employ a variety of proprietary and patented technologies and methods in connection with our products we sell or are developing. We cannot provide any assurance that the intellectual property rights that we own, or license provide effective protection from competitive threats or that we would prevail in any litigation in which our intellectual property rights are challenged. In addition, we may not be successful in obtaining new proprietary or patented technologies or methods in the future, whether through acquiring ownership or through licenses from third parties.

Our currently pending or future patent applications may not result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent does issue.

Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies will hold our patents or the patents we license on an exclusive basis to be valid and enforceable. We may not be successful in defending challenges made against our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time consuming and expensive.

The extent to which the patent rights of life sciences companies effectively protect their technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved.

No consistent policy regarding the proper scope of allowable claims of patents held by life sciences companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to products. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. While we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

We cannot predict the breadth of claims that may be allowed or enforced in patents we own. For example:

•	the inventor(s) named in one or more of our patents or patent applications might not have been the first to have made the relevant invention;
•	the inventor (or his assignee) might not have been the first to file a patent application for the claimed invention;
•	others may independently develop similar or alternative technologies or may successfully replicate our product and technologies;
•	it is possible that the patents we own, or in which have exclusive license rights may not provide us with any competitive advantages or may be challenged by third parties and found to be invalid or unenforceable;
•	any patents we obtain or exclusively license may expire before, or within a limited time period after, the products and services relating to such patents are commercialized;
•	we may not develop or acquire additional proprietary technologies that are patentable; and
•	others may acquire patents that could be asserted against us in a manner that could have an adverse effect on our business.

The patent prosecution process is expensive and time-consuming, is highly uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates. We seek to protect our proprietary position by filing in the United States patent applications related to our novel technologies and product candidates that are important to our business.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, we may not pursue or obtain patent protection in all major markets. Moreover, in some circumstances, we may not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If any of our licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional nonclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned and licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process and following the issuance of a patent. There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent were in force.

We may not be able to identify infringements of our patents and accordingly the enforcement of our intellectual property rights may be difficult.

The drug substance in some of our product candidates is repurposed, which means that it is available in other pharmaceutical products for the purpose of treating indications that are different from the indications for our product candidates. It is possible that if we receive regulatory approval to market and sell our drug candidates, some patients that receive a prescription could be sold the same drug substance but not our product candidate. It would be difficult, if not impossible for us to identify such instances that may constitute an infringement of our patents. In addition, because the drug substance of some of our product candidates is repurposed, such substance may not be eligible for patent protection or data exclusivity.

Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing products.

The scope of our owned and exclusively licensed intellectual property rights will not be sufficient to prevent others from manufacturing, using or selling competing products. Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights. If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar products, our competitive position and our business could be adversely affected.

We may become involved in disputes relating to our intellectual property rights and may need to resort to litigation in order to defend and enforce our intellectual property rights.

Extensive litigation regarding patents and other intellectual property rights has been common in the medical industry. Litigation may be necessary to assert infringement claims, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, USPTO interference or derivation proceedings and related legal and administrative proceedings (e.g., a re-examination) in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain.

Even if we prevail in such a proceeding in which we assert our intellectual property rights against third parties, the remedy we obtain may not be commercially meaningful or adequately compensate us for any damages we may have suffered. If we do not prevail in such a proceeding, our patents could potentially be declared to be invalid, unenforceable or narrowed in scope, or we could otherwise lose valuable intellectual property rights. Similar proceedings involving the intellectual property we exclusively license could also have an impact on our business. Further, if any of our other owned or exclusively licensed patents are declared invalid, unenforceable or narrowed in scope, our competitive position could be adversely affected.

We may be subject to claims challenging the inventorship of our intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in, or right to compensation, with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

If we are unable to maintain effective proprietary rights for our products, we may not be able to compete effectively in our markets.

In addition to the protection afforded by any patents currently owned and that may be granted, historically, we have relied on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes that are not easily known, knowable or easily ascertainable, and for which patent infringement is difficult to monitor and enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data, trade secrets and intellectual property by maintaining physical security of our premises and physical and electronic security of our information technology systems. Agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and intellectual property may otherwise become known or be independently discovered by competitors.

We cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed in violation of our confidentiality agreements or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Also, misappropriation or unauthorized and unavoidable disclosure of our trade secrets and intellectual property could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets and intellectual property are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secret.

We could face claims that our activities or the manufacture, use or sale of our products infringe the intellectual property rights of others, which could cause us to pay damages or licensing fees and limit our ability to sell some or all of our products and services.

Our research, development and commercialization activities may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties of which we may be unaware because the relevant patent applications may have been filed but not yet published. Certain of our competitors and other companies have substantial patent portfolios and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products.

Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our share price to decline. An adverse determination, or any actions we take or agreements we enter into in order to resolve or avoid disputes, may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties. Licenses may not be available from third parties or may not be obtainable on satisfactory terms. An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our products and offering our services. These outcomes could materially harm our business, financial condition and results of operations.

Our failure to secure trademark registrations could adversely affect our business and our ability to market our products.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States could adversely affect our business and our ability to market our and products.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.

We rely on trade secrets to protect our proprietary know how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third party contractors, third party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

If at any time in the future our shares of common stock are not listed for trading by NASDAQ and begin to trade on an over-the-counter market such as the Over- the-Counter Bulletin Board or any quotation system maintained by OTC Markets, Inc., trading in our securities will be subject to the SEC’s “penny stock” rules and, if we are not listing for trading by NASDAQ, it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

NASDAQ may delist our common stock from its exchange, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Should we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Capital Market’s minimum bid price requirement or prevent future non-compliance with the NASDAQ Capital Market’s listing requirements.

If the NASDAQ Capital Market does not maintain the listing of our securities for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
•	a limited amount of news and analyst coverage for our company; and
•	decreased ability to issue additional securities or obtain additional financing in the future.

Therefore, it may be difficult for our stockholders to sell any shares if they desire or need to sell them.

Financial reporting obligations of being a public company in the United States are expensive and time consuming and place significant demands on our management and other personnel.

The additional obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the NASDAQ Capital Market. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the JOBS Act (certain provisions of which we are taking advantage of), the reporting requirements, rules, and regulations will make some activities more time-consuming and costlier, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Capital Market or other adverse consequences that would materially harm to our business. In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We have elected to use the extended transition periods for complying with new or revised accounting standards.

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transaction period provided in Section 7(a)(2)(B). As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, and NASDAQ, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consist of approximately 25,000 square feet. The Company also leases additional office and warehouse space at 1610 and 1612 Fiske Place, Oxnard, California 93033, which contains approximately 6,547 square feet as well as a research and development space located at 2029 Becker Drive, Lawrence, KS 66047, which contains approximately 1,350 square feet. We vacated this location in August 2018. All facilities are currently on month-to-month leases. Rent expense was $267,754 and $294,646 for the years ended December 31, 2018 and 2017, respectively.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The only significant matter of which the Company is aware of is discussed below.

Legal Proceedings Regarding Sandy Sierra Garate

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one-half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. On February 13, 2019, the Company and the Applicant entered into a Workers’ Compensation Appeals Board Compromise and Release Agreement (“Agreement”) where the Applicant was awarded a settlement amount of $8,500 relating to WCAB Case NO: ADJ 10686812. Out of the settlement amount, $1,250 is to be paid to the Applicant’s attorney. On February 20, 2019, the Company received an Order Approving Compromise and Release of WCAB Case No: ADJ 10686812 based on the Agreement entered into with the Applicant.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of March 27, 2019, there were 93 holders of record of our common stock.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends, however, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2018, our financing activities consisted of the following:

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one-year period. The total value of this issuance was $74,000 and as of December 31, 2018.

On April 2, 2018 (the “Effective Date”), the Company entered into a patent purchase agreement (“Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents. As consideration for the assignment of the Assigned Patents and other rights under the Agreement, the Company shall issue to Assignor shares of its Common Stock (“Shares”) as follows, provided, that the maximum number of Shares issuable hereunder shall not exceed Two Hundred Thousand (200,000): (a) 50,000 Shares will be issued on the Effective Date; (b) 10,000 Shares will be issued for each Abandoned Application the prosecution of which is revived by the United States Patent and Trademark Office (“USPTO”); and (c) 50,000 Shares will be issued upon issuance by the USPTO of each patent that includes at least one specific claim in a patent application that recites subject matter to be defined by Assignee in its sole discretion (“Target Claim”). For the year ended December 31, 2018, the Company owed 50,000 Shares at $0.69 price per share, 20,000 Shares at $0.70 price per share and 50,000 shares at $0.97 price per share, for a total of 120,000 Shares. Total value of these issuances was $97,000.

On May 16, 2018, the Company issued 70,150 common stock shares at $0.65 per share for consulting services performed. The total value of this issuance was $45,614.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for consulting services to be performed over a 30-month period. The total value of this issuance was $970,000 and as of December 31, 2018, $630,664 is included in prepaid expenses and other assets.

On July 17, 2018, the Company issued 70,000 common stock shares at $1.85 per share for consulting services to be performed over a six-month period. The total value of this issuance was $129,500.

On July 17, 2018, the Company issued 69,444 common stock shares at $0.72 per share for the cancellation of two months’ rent and overages for property tax and general liability insurance. The total value of this issuance was $50,000.

On July 17, 2018, the Company issued 250,000 common stock shares at $1.10 per share for strategic marketing and development advisory services to be performed over a six-month period. The total value of this issuance was $275,000.

On August 3, 2018, the Company entered into a Media Advertising Agreement (“Agreement”).  Per the terms of the Agreement, the Company was to issue 30,000 common stock shares at $1.88 per share for providing media and advertising services over a six-month period.  The total value of these issuances was $56,400 and as of December 31, 2018, $10,422 is included in prepaid expenses and other assets.

On August 17, 2018, the Company issued a total of 115,000 common stock shares at $1.65 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders. The total value of this issuance was $189,750. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 115,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On September 4, 2018, the Company issued 90,000 common stock shares at $0.71 per share and 90,000 shares at $1.00 per share for media and advertising services to be performed over a six-month period. The total value of these issuances was $153,900.

On September 4, 2018, the Company issued 90,000 common stock shares at $3.24 per share for media and advertising services to be performed over a six-month period. The total value of this issuance was $291,600 and as of December 31, 2018, $90,333 is included in prepaid expenses and other assets.

On September 5, 2018, the Company issued an unsecured $150,000 Promissory Note (“Note”) with an individual.  As part of the issuance of the Note, the Company is to issue 50,000 common stock shares as an equity kicker at a $2.88 price per share.  Total value of this issuance was $144,000.

On October 9, 2018, the United States Patent and Trademark Office (“USPTO”) allowed for an oral thin film patent (U.S. Patent No. 10,092,611), which covers the processing and integration of bioactive cannabinoid molecules into oral thin film dosage forms, such as CUREfilmTM.  These molecules, such as cannabidiol (CBD), are obtained from the Company’s patented methods (U.S. Patent Nos. 9,044,390 and 9,186,386) of extraction and purification of cannabis plant material.  This patent allowance by the USPTO and per the patent purchase agreement entered into on April 2, 2018, the Company will issue 50,000 common stock shares at a $2.81 price per share.  As of the date of this filing, the Company has not yet issued these shares.  Total value of this issuance was $140,500.

On October 31, 2018, the Company issued a total of 115,000 common stock shares at $1.95 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders. The total value of this issuance was $224,250. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 115,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On October 31, 2018, the Company issued a total of 30,000 common stock shares at $1.95 per share for compensation of extending the maturity date of a promissory note. The total value of this issuance was $58,500. The Company considered if the amendment of the promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 30,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On November 7, 2018, the Company issued 41,482 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $93,750.

On November 13, 2018, the Company issued 25,000 common stock shares at $2.36 per share for settlement of accounts payable due to a vendor. The total value of this issuance was $58,888.

On November 26, 2018, the Company issued 90,000 common stock shares at $2.09 per share for media and advertising services to be performed over a six-month period. The total value of this issuance was $188,100.

On December 14, 2018, the Company, entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of Common Stock of the Company (the “Shares” or “Securities”) at $1.20 per Share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date, (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing of $250,000 sixty (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares.

On December 31, 2018, the Company issued a total of 20,000 common stock shares at $1.50 per share for compensation of extending the maturity date of a promissory note. The total value of this issuance was $30,000. The Company considered if the amendment of the promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 20,000 common stock shares issued as a debt discount, where $30,000 is recorded as a debt discount as of December 31, 2018.

Stock Payable

On July 7, 2018, a convertible promissory note and accrued interest totaling $263,398 was converted into 297,288 shares of common stock of the Company at a price of $0.886 per share. As of our filing of our Form 10-K for the year ended December 31, 2018, the company has not yet issued these common stock shares and has recorded a stock payable.

On November 7, 2018, the Company is to issue 13,287 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period.  The total value of this issuance was $31,250 and as of December 31, 2018 is included in stock payable.  As of December 31, 2018, $21,296 is included in prepaid expense and other assets.

On December 14, 2017, the Company is to issue a $100,000 convertible promissory note to a company due June 14, 2018. In connection with issuance of this convertible promissory note, the Company is to issue 150,000 common stock shares at $2.05 per share per the terms of the convertible promissory note. As of December 31, 2018, the Company has not yet issued these common stock shares and thus the Company recorded a stock payable for $307,500.

As of December 31, 2018, the Company still has $308,328 worth of stock payable not yet issued that is from the year ended December 31, 2017 audited figures.

Convertible Notes and Equity-Linked Securities

From January 30, 2018 to March 28, 2018, the Company issued up to $2,025,000 convertible promissory notes with investors (“Investors”) with $1,275,000 due November 30, 2018 and $750,000 due February 28, 2019. The notes bear interest at 9% per year and are convertible into common stock at either a price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange. The Investors in this offering also received warrants (the “Warrants”) for the option to purchase equal to 50% of the shares of Common Stock that the Investor is entitled to receive in connection with the conversion of the Investor’s Note. The Warrants’ price per share shall equal the lower of (a) $2.00 or (b) 125% of the price per share of the Qualified Offering. The Warrants will have a three-year term and shall be exercisable in cash.  During the first quarter of 2019, the Company repaid $275,000 of convertible promissory notes.  On February 13, 2019, $750,000 of convertible promissory notes plus accrued interest and penalties of $135,825 were converted in 479,144 common stock shares of the Company.  On February 15, 2019, $1,000,000 of convertible promissory notes plus accrued interest and penalties of $94,750 were converted in 591,757 common stock shares of the Company.

On April 24, 2018, we entered into a convertible promissory note totaling $500,000 due April 30, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at a price per share (the “ Voluntary Conversion PPS “) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “Financing”), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS.

Between May 18, 2018 and June 29, 2018, we entered into convertible promissory notes totaling $500,000 due December 31, 2018, interest payable at 9% per annum; secured by all assets of the company; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018.

On September 27, 2018, we entered into convertible promissory notes totaling $575,000 due June 27, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018.

Between October 15, 2018 and December 3, 2018, we entered into convertible promissory notes totaling $575,000 due on October 31, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions of related transactions, which offering definitely sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018, which has yet been paid.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) or Regulation S of the Securities Act. Except with respect to securities sold pursuant to Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients also represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2018 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2018 and related notes included in Part II, Item 8 of this annual report on Form 10-K.

Cautionary Notice Regarding Forward Looking Statements

The information contained in this Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments, which management expects or anticipates will or may occur in the future, including statements relating to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words, “believe,” “expect,” intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligations to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (particularly in “Item 1A – Risk Factors”) and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences could include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Corporate Overview

Overview

We are a biopharmaceutical company focusing the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016.

Further, on November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing (the “Majority Stockholder”), on the one hand, and CURE Pharmaceutical, all of the shareholders of CURE Pharmaceutical’s issued and outstanding share capital (the “CURE Pharm Shareholders”) and the holders of certain convertible promissory notes of CURE Pharmaceutical (“CURE Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.”

As a result of the Share Exchange, CURE Pharmaceutical became a wholly owned subsidiary of the Company, and the CURE Pharm Shareholders and CURE Pharm Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock. For accounting purposes, CURE Pharmaceutical was the surviving entity. As a result of the recapitalization and change in control, CURE Pharmaceutical was deemed to be the accounting acquirer in accordance with ASC 805, Business Combinations.

Nature of Business

Our technology platform includes oral dissolving film (“ODF”) and transdermal formulations. We apply our technology to pharmaceutical drugs and dietary supplements. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We currently have two commercial products and several development programs underway:

CURE 3068 (CUREfilm Sleep – Commercially Launched)

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement under the brand name “ID Life Sleep Strips”. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We completed a purchase order with ID Life for approximately 3,200,000 units of product in 2018 and we are seeking additional distributors.

CURE 5079 (CUREfilm Sleep – Commercially Launched)

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under the brand name “Sleep Stripzzz”. The distribution rights were exclusive through the end of 2018. A purchase order was placed on February 22, 2018.

CURE 5003 (CUREfilm Blue)

We are developing a sildenafil CUREfilm ODF for oral administration. The product, which will be launched for the treatment of erectile disorder, is in early stage clinical development with human studies planned in 2019.

CURE 5067 (CUREfilm D)

We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration. On February 18, 2017, we entered into an exclusive 5-year license and distribution agreement with Meroven Limited in the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa. The product is currently in the optimization development stage. We are seeking distributors in other territories.

CURE 5200

We are developing a novel CUREfilm ODF substrate with an undisclosed partner. On June 4, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5200. In order to protect CURE’s and our partner’s competitive advantage, no details of the product have been disclosed at this stage.

CURE 5209

We are developing a CUREfilm ODF for mood enhancement as a dietary supplement. On May 30, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5209. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product have been disclosed at this stage.

CURE 5210 (CUREfilm Beta-Caryophyllene)

We are developing a dietary cannabinoid ODF using food grade beta-caryophyllene to target the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenue

Revenues for the year ended December 31, 2018 were $583,941, as compared to $180,404 for the year ended December 31, 2017. The increase was primarily due to orders from ID Life for CURE 3068. Revenues earned from ID Life have increased by 277% for the year ended December 31, 2018, compared to the same period in 2017. Additionally, we successfully shipped an order for CURE 5079 for another customer during the year ended December 31, 2018. As this was a new product in 2018, we did not generate revenue from this product during the same period in 2017. The Company also completed feasibility and scale-up of CURE 5003 (CUREfilm Blue) during the first quarter of 2018 and completed a feasibility study of CURE 5200 (ODF Substrate). The Company did not generate these types of revenue in the same period in 2017.

Cost of Goods Sold

Cost of goods sold was $279,924 for the year ended December 31, 2018 compared to $180,629 for the year ended December 31, 2017. Cost of goods sold increased by $99,295 for the year ended December 31, 2018 compared to the same period in 2017, which was primarily due to the increased sales to ID Life for CURE 3068 as well as sales from CURE 5079 during the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses were $1,408,595 for the year ended December 31, 2018, as compared to $1,427,341 for the year ended December 31, 2017. Research and development expenses decreased by $18,746 for the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily due to the Company not incurring expenses related to a pre-clinical study cannabinoid research at the Technion - Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects during the year ended December 31, 2018 as we did in the same period in 2017. However, the Company did increase our work relating to other research and development projects as evidenced by work performed under development and/or supply agreements for CURE 5003 (CUREfilm Blue), CURE 5198 (CUREfilm Entourage), CURE 5067 (CUREfilm D), CURE 5200 (ODF Substrate) and its own development of CURE 5079 and CURE 5210.

Selling, General and Administrative Expenses

Our expenses for the year ended December 31, 2018 are summarized as follows in comparison to our expenses for the year ended December 31, 2017.

	Year Ended
	December 31, 2018	December 31, 2017

Consulting	$2,477,341	$2,597,778
Salaries and wages	1,099,265	953,888
Selling, general and administrative	1,086,126	1,896,266
Professional and investor relations	947,100	466,609
Noncash compensation	843,281	-
Total operating expenses	$6,453,113	$5,914,541

Consulting

Consulting expense decreased by $120,437 for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This was due to the Company decreasing the amount of consultants used during the year ended December 31, 2018 compared to the same period in 2017. In addition, majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed.

Salaries and wages

Salaries and wages expense increased by approximately $145,000, as compared to the year ended December 31, 2017. This was due to the Company hiring a new VP of Manufacturing and a VP of Strategy and Business Development as well as issuing restricted stock to several key employees from our 2017 Equity Incentive Plan.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense decreased by approximately $810,000 for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  This was primarily due to the Company recording the fair value of warrants issued of $832,000 as commission earned in relation to the Company’s Private Label Exclusive Distribution and License agreement with Red Barn Pet Products, LLC during the year ended December 31, 2017.  The Company did not incur this type of expense during the same period in 2018.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $480,000 for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the year end December 31, 2018 compared to the same period in 2017 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $843,000 for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This was primarily due to the Company recording the fair value of vested stock options and vested restricted stock issued from our 2017 Equity Incentive Plan during the year ended December 31, 2018. The Company did not issue any stock options or restricted stock from our 2017 Equity Incentive Plan during the same period in 2017.

Other Expense

	Year Ended
	December 31, 2018	December 31, 2017
Interest expense	$3,037,299	$1,582,184
Change in fair value of derivative liability	229,291	(742,109)
Other expense	183,962	3,580
Loss on disposal of property & equipment	-	12,351
Interest income	-	(6)
Other income	(577,370)	(34,412)
Total other expense, net	$2,873,182	$821,588

Total net other expense for the year ended December 31, 2018 increased approximately $2 million, as compared to the year ended December 31, 2017. The increase is primarily attributable to (i) the approximately $1 million increase in debt discount attributable to outstanding debt amortized over 2017; (ii) the approximately $1 million decrease in the change in fair value of the derivative liability over 2017 due to the decrease. The decrease was due to the Company’s stock price decreasing $0.10 when comparing December 31, 2017 to December 31, 2018; and (iii) the approximately $0.5 million increase in other income is due to the Company recognizing a deposit received of $560,000 in relation to a license fee for distribution and selling various specific formulations of sports related OTF and transdermal products (“Products”) by entering into an Exclusive License and Distribution Agreement (“Agreement”) with a distributing company (“Distributor”) on August 10, 2016 (“Effective Date”). Per the terms of the Agreement, in order to maintain the rights granted under the Agreement, the Distributor must make a minimum order amount of $1,500,000 of the collective Products within the first 24 months following the Effective Date of this Agreement. After the 24 months period ended, the Company sent a letter to the Distributor on October 12, 2018 to give notice that they are in default as per the terms of the Agreement (“Default Letter”). The Distributor acknowledged the Default Letter as well as acknowledging they are not to receive a refund on their license fee of $560,000. Therefore, the Company recognized this license fee during the year ended December 31, 2018 as other income. The Company did not incur this type of transaction during the same period in 2017.

Liquidity & Capital Resources

Working Capital Deficit

	December 31, 2018	December 31, 2017
Current assets	$1,587,923	$744,497
Current liabilities	(8,551,579)	(3,529,071)
Working capital (deficiency)	$(6,963,656)	$(2,784,574)

Working capital deficit as of December 31, 2018 was approximately $7 million, as compared to a working capital deficit of approximately $2.8 million as of December 31, 2017. As of December 31, 2018, current assets were approximately $1.6 million, primarily attributable to (i) an increase in cash of approximately $0.4 million primarily due to the issuance of new convertible debt and (ii) an increase in prepaid expenses of approximately $0.4 million primarily due to prepaid stock-based compensation. As of December 31, 2017, current assets were approximately $0.75 million primarily attributable to prepaid expenses of approximately $0.6 million.

As of December 31, 2018, current liabilities were approximately $8.6 million, comprised primarily of (i) approximately $6.2 million in notes and convertible notes payable, (ii) $0.6 million in derivative liability, (iii) approximately $0.8 million in accounts payable; and (iv) approximately $0.5 million in accrued expenses. Comparatively, as of December 31, 2017, current liabilities were approximately $3.5 million, comprised primarily of (i) approximately $2.3 million in notes and convertible notes payable, (ii) $0.1 million in derivative liability, (iii) approximately $0.5 million in accounts payable; and (iv) approximately $0.1 million in accrued expenses. Current liabilities increased by approximately $5.0 million, which was primarily attributable to the issuance of $4.2 million in new convertible debt and an increase of approximately $0.5 million in the derivative liability.

Cash Flows and liquidity

	Year Ended
	December 31, 2018	December 31, 2017

Net cash used in operating activities	$(4,099,196)	$(3,555,668)
Net cash used in investing activities	(137,791)	(88,920)
Net cash provided by financing activities	4,629,700	2,646,695
Increase in cash	$(392,713)	$997,893

Net cash used in Operating Activities

Net cash used in operating activities was approximately $4.1 million during the year ended December 31, 2018. This was primarily due to the net loss of approximately $10.4 million, partially offset by (i) the amortization of the debt discount of approximately $2.1 million, (ii) stock based compensation of approximately $1.6 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.5 million, (iv) the fair value of vested stock options of approximately $0.8 million ; and (v) the fair value of warrant granted for commission expense of approximately $0.7 million.

Comparatively, net cash used in operating activities was approximately $3.6 million during the year ended December 31, 2017. This was primarily due to the net loss of approximately $8.1 million offset by (i) the amortization of the debt discount of approximately $1 million, (ii) stock-based compensation of approximately $2.3 million, (iii) amortization of warrants granted for discount of convertible notes of approximately $0.5 million; and (iv) the fair value of warrants granted for commission expense of approximately $0.8 million.

Net cash used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 was due to (i) the purchase of an intangible asset for approximately $75,000 and (ii) the purchase of property and equipment for approximately $63,000. Comparatively, net cash used in investing activities during the year ended December 31, 2017 was due to (i) the purchase of an intangible asset for approximately $50,000; (ii) the purchase of property and equipment for approximately $0.1 million; and (iii) cash from the acquisition of Oak Therapeutics, Inc. of approximately $65,000.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $4.6 million during the year ended December 31, 2018 was primarily due to the approximately $4.2 million received from the issuances of new convertible notes payable and approximately $0.5 million in proceeds from issuances of common stock. Correspondingly, during the year ended December 31, 2017, net cash provided by financing activities was approximately $2.6 million. This was primarily attributable to proceeds of approximately $2.9 million from the issuances of new convertible notes payable which was offset by approximately $0.2 million in repayments of loans payable.

We may need to raise additional operating capital in calendar year 2019 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, we had a significant accumulated deficit of approximately $29 million and a working capital deficit of approximately $7 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization plans for CURE 3068, CURE 5079 and CURE 5003 and continue the development of CURE 5067, CURE 5209 and CURE 5210, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the issuance of convertible notes payable as well as the sale of common, combined with or without warrants, and cash generated from the out-licensing or sale of our licensed assets. As of the date of this report, we had approximately $700,000 of cash on hand, which is expected to operating cash needs for two months. However, we are currently discussing various financing alternatives with certain investors, although we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

During 2018, we raised approximately $4.2 million net proceeds from the issuance of various convertible notes payable and approximately $0.5 million from the issuance of common stock. For our assessment as of December 31, 2018, we have considered the amount raised and we believe that the $4.7 million will not provide us the ability to continue as a going concern for one year from the issuance date of this Form 10-K. We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned.

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we have, in the past, raised additional capital to supplement our commercialization, clinical development and operational expenses. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended December 31, 2018, located in Item 8 – Financial Statements and Supplemental Data.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the year ended December 31, 2018, , located in Item 8 – Financial Statements and Supplemental Data.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of our Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its chief executive and chief financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

(i)	re-design of our accounting processes and control procedures; and
(ii)	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2018, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the fourth quarter of fiscal year 2018 management hired a Chief Financial Officer. Our new Chief Financial Officer is an experienced C-Level executive and consultant as well as a licensed CPA. Also, during the 4th quarter of fiscal year 2018 the Company hired a consulting firm with expertise in functional areas of finance and accounting. We believe the above additions will improve the Company’s material weakness of a lack of segregation of duties as well as add to the overall oversight of internal. While we believe these additions will address the Company’s lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2018.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 9, 2018, CURE entered into a non-binding term sheet to acquire all of the non-pain assets of Therapix Biosciences Ltd., an Israeli company (“Therapix”), (the “Therapix Transaction”) in consideration for the issuance by CURE to Therapix’s shareholders of an unspecified number of our shares of common stock to be mutually agreed by the parties based on an independent third party valuation of our common stock and the assets acquired. On September 26, 2018, the Company and Therapix agreed to terminate any discussions and any definitive agreements regarding the Therapix Transaction.

In conjunction with the end of the discussions regarding the Therapix Transaction, as of the date of this filing, the Company and Therapix have agreed to terminate the development agreement dated October 27, 2017, for a Palmitoylethanolamine (PEA) & Dronabinol (THC) CUREfilm ODF, although a final termination agreement has not been executed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2018.

Name	Age	Position
Robert Davidson	51	Chairman of the Board, Chief Executive Officer
Alex Katz (1)	58	Chief Financial Officer
Jessica Rousset (2)	42	Chief Operating Officer
Mark Udell	41	Chief Accounting Officer, Treasurer and Secretary
William Yuan	58	Director
Charles Berman	75	Director
Alan Einstein	53	Director

(1)	Alex Katz was appointed the Company’s Chief Financial Officer effective November 15, 2018, replacing Mark Udell who remains with the Company as Chief Accounting Officer, Treasurer and Secretary.
(2)	Jessica Rousset was appointed the Company’s Chief Operating Officer effective January 22, 2018, replacing Wayne Nasby.

Our Executive Officers

Robert Davidson – Chairman of the Board and Chief Executive Officer

Robert Davidson has served as the Chairman of the Board and Chief Executive Officer of CURE Pharmaceutical since July 2011. Prior to his role at CURE Pharmaceutical, Mr. Davidson served as President and Chief Executive Officer of InnoZen Inc., Chief Executive Officer of Gel Tech LLC, Chief Executive Officer of Bio delivery Technologies Inc., and Director of HealthSport Inc. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte oral thin film sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in ODF technology. Mr. Davidson received his B.S. degree with a concentration in Biological Life Sciences from the University of the State of New York, Excelsior College. He has a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson is also a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine and attended Post-Graduate Studies at the University of Cambridge. Mr. Davidson’s experience as our Chief Executive Officer and Chairman, and his extensive knowledge of ODF and drug delivery technologies qualifies him to serve on our Board.

Alex Katz – Chief Financial Officer

Mr. Katz is an experienced C-Level executive, consultant and venture capital investor, with significant experience as an attorney and a CPA. He has been working with seed, early-stage and growth companies for over 30 years. He is also a Director with Eventus Consulting, P.C., a private, CFO-services firm that specializes in operational finance, capital advisory and SEC compliance for publicly-traded and emerging growth companies. Mr. Katz has provided professional services to a variety of companies, including those engaged in manufacturing, distribution, technology, construction and service companies. As an attorney, Mr. Katz focuses on tax, M&A and corporate law. Mr. Katz also has experience serving as a board member to numerous companies. Since September 2008, Mr. Katz has been Managing Partner and will continue as a Partner of ff Venture Capital, a leading New York venture capital firm. Mr. Katz also serves as Co-Founder and Managing Partner of Differential Venture Partners, LLC, an emerging New York venture capital firm that invests in Series Seed and early-stage technology companies. Alex practiced law with Mesirov Gelman and was a founding partner of Katz and Miele, LLP, a tax and corporate law specialty firm. He served as Chief Executive Officer of Fastener Distribution and Marketing Company, Inc., an industrial supply company, and was responsible for raising funds to implement its strategy of obtaining market share through internal growth and five external acquisitions. In addition, Alex was Chief Financial Officer of Lenape Dynamic, Inc., a metal forging company, for which he also raised capital to complete a roll-up strategy and was responsible for dramatically increasing that company’s operating margins. Alex earned a Bachelor of Science in Business Administration from Drexel University and a Juris Doctor degree from Temple University School of Law.

Jessica Rousset – Chief Operating Officer

Jessica Rousset has served as the Company’s Chief Operating Officer since January 22, 2018. She previously served since March 15, 2017 as the Company’s Chief Business Officer, oversees operations and drives corporate strategy and growth. Mrs. Rousset previously served as Head of Innovation at Children’s Hospital Los Angeles, where over a ten-year period from 2006 to November 2016, she helped launch both therapeutic and medical device companies and founded and operated a national pediatric technology accelerator. Prior to that, Mrs. Rousset held positions at The Scripps Research Institute and GlaxoSmithKline Biologicals in laboratory, clinical research and business development roles. She is a seasoned business development and commercialization leader, expert in bridging corporate, academic and governmental interests toward the common goal of improving patient’s lives. She brings more than fifteen years of experience fostering innovation in large organizations and advising start-ups to bring novel healthcare solutions to market and into clinical use. She trained as a biochemical engineer at the Institut National des Sciences Appliquées in Lyon, France.

Mark Udell – Chief Accounting Officer, Treasurer and Secretary

Mark Udell has served as the Chief Accounting Officer since November 2018 and as Treasurer and Secretary of CURE Pharmaceutical since July 2011. He is a Certified Public Accountant with over 17 years of experience in finance and accounting. Prior to joining the Company in 2011, Mr. Udell served as InnoZen, Inc.’s Chief Accounting Officer and Controller and was responsible for establishing, monitoring and enforcing policies and procedures for the company as well as conducting audits and working with external auditors. While working at CURE and InnoZen, Inc., Mr. Udell gained valuable knowledge in the drug delivery industry and is a key contributor in the development and commercialization of various drug delivery technologies. He has also held the position as Auditing Manager at Green Hasson & Janks, LLP in Los Angeles. Mr. Udell received his B.A. in Business Economics with a concentration in accounting from the University of California, Santa Barbara.

Our Directors

William Yuan – Director

William Yuan has served as a director of the Company since November 7, 2016. Mr. Yuan was most recently Chairman and CEO of Fortress Hill Holdings, an Asian-based investment banking firm. With 23 years in global finance experience, he has served as a key strategist and advisor to international institutions. U.S. companies advised by Mr. Yuan include Amgen Corp., Biogen, GE Capital, Warner Brothers Studios, and Fox News. He has also guided such leading Asian institutions as Sina.com, Shanghai Petrochemicals, Jinlia Pharmaceutical and Tsingtao Beer Corp. In 1995, Mr. Yuan led Merrill Lynch Asset Management Asia, and managed one of the largest pension/retirement funds in the world, with a $488 billion portfolio under his leadership. Simultaneously, he was chairman and portfolio manager of the $1.2 billion AmerAsia Hedge Fund. In 1993, he was the founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. Prior to that, Mr. Yuan served as a senior-vice president and co-manager at Morgan Stanley Smith Barney’s Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. He began his finance career at Goldman Sachs in 1983 as an investment banker in Mergers & Acquisitions. Mr. Yuan is a member of the International Who’s Who of Finance, Technology, Media and Telecom. Mr. Yuan holds a Bachelor of Science degree in Economics from Cornell University and attended Harvard University’s John F. Kennedy School as a Mason Fellow.

Mr. Yuan’s extensive finance, investment banking and corporate strategy background as well as his experience advising large pharmaceutical companies such as Amgen, Biogen and Jinlia Pharmaceutical qualify him to serve on our Board. Mr. Yuan serves on our Audit, Compensation and Nominating / Corporate Governance Committees.

Chris Berman – Director

Charles Berman has served as a director of the Company since November 7, 2016. Mr. Berman was a former shareholder of the international law firm of Greenberg Traurig from early 2003 to February 2016. Since February 2016, Mr. Berman has been Of Counsel to Bugnion, SPA, an international firm that protects intellectual property rights. Mr. Berman has also worked with Hemopet, a non-profit organization and has served as General Counsel since 2016. Charles Berman has focused his practice in patent work for more than 40 years. His clients included both major corporations and smaller companies, which he represents within the U.S. and internationally. He has a degree in electrical engineering and a law degree from the University of Witwatersrand in Johannesburg, where he also started his legal career, concentrating in patent work. In 1978 Berman joined Lyon & Lyon’s Los Angeles office as an associate, and then was a partner in other national law firms including Merchant & Gould of Minnesota. He is admitted to practice before the US Patent and Trademark Office, the U.S. District Court, Central District of California and the US Supreme Court. From 1996-2000, he served as president, secretary and treasurer of the Los Angeles Intellectual Property Law Association (“LAIPLA”) and has represented LAIPLA and the California State Bar Intellectual Property Section before the U.S. Bar/European Patent Office- Liaison Council and the U.S. Bar/Japanese Patent Office- Liaison Council since 1990. Berman also has been a member of the Editorial Board of Managing Intellectual Property magazine since 1992. A board member of the American Intellectual Property Association from 1995 to 1998, he was a founding fellow of the AIPLA and served as Chair of the Fellows.

Mr. Berman’s extensive work experience as a patent attorney providing legal services to major corporations and smaller companies, both within the U.S. and internationally, qualifies him to serve on our Board. Mr. Berman serves on our Audit, Compensation and Nominating / Corporate Governance Committees.

Alan Einstein – Director

Dr. Alan Einstein, grandson to famed Albert Einstein, has served as a director of the Company since February 28, 2017. Dr. Einstein been practicing medicine since 1996. His educational history includes a Bachelor’s of Science undergraduate degree in Physical Chemistry from The University of Florida. Subsequently, he earned his medical degree from The College of Osteopathic Medicine and Surgery in Des Moines, Iowa, in 1992. Subsequently, Dr. Einstein completed his Internship and Residency training at The Johns Hopkins University School of Medicine/Sinai Hospital program in Internal Medicine, in Baltimore, MD in 1995, where he was recognized as, “The Outstanding Senior Resident of the Year.” Dr. Einstein is also involved in medical research utilizing Umbilical Cord Blood stem cells, with a particular interest in Parkinson’s disease. Dr. Einstein also assisted Senator David Shafer in the writing and passage of Georgia’s first and only Cord Blood stem cell bill. Furthermore, in July 2006, Georgia’s Governor Sonny Perdue appointed Dr. Einstein to the “Commission for Newborn Umbilical Cord Blood Research and Medical Treatment.” He emphasizes health and preventative care to allow individuals to achieve their maximum potential. He has numerous areas of medical expertise including cardiovascular diseases, diabetes, thyroid and hormone metabolism disorders. He emphasizes returning adults to a normal hormonal state, yet via a more natural route. Furthermore, Dr. Einstein is a thought leader in the area of metabolic syndrome and its role in weight gain and overall health and longevity. He has presented to his medical peers at numerous medical institutions and conferences around the country and has been featured on Video Health Magazine and Diabetes News Stand. Dr. Einstein prides himself in individualized and unrushed medical care. He takes detailed histories and performs thorough physical examinations while paying attention to detail.

Dr. Einstein’s extensive medical and scientific knowledge together with his thought leadership in the Company’s industry qualifies him to serve on our Board. Mr. Einstein serves on our Audit Committee.

There are no family relationships between any of the above executive officers or directors or any other person nominated or chosen to become an executive officer or a director.

Board of Directors

Our Board of Directors currently consists of seven members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on our business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board of Directors exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions and stock issuances.

Director Independence

The Board of Directors utilizes NASDAQ’s standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material.

The Board has concluded that each of Messrs. Yuan, Berman and Einstein are “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

The Board of Directors held four (4) meetings during 2018. During 2018, all directors, with the exception of Alan Einstein, attended 100% of the aggregate number of meetings of the Board of Directors that were held during the time that they served as members of the Board of Directors. Mr. Einstein did not attend any meetings during 2018. We do not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, but we strongly encourage all members of the Board of Directors to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances. We did not have an annual meeting of stockholders for the 2018 fiscal year.

Committees of the Board of Directors

The Board of Directors has established and currently maintains the following three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (the “N&GC”). The Board of Directors has adopted written charters for each of these committees, which we make available free of charge on or through our Internet website, along with other items related to corporate governance matters, including our Code of Business Conduct and Ethics applicable to all employees, officers and directors. We maintain our Internet website at http://www.curepharmaceutical.com. You can access our committee charters and code of conduct on our website by first clicking “Investors” and then “Corporate Governance.”

We intend to disclose on our Internet website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Currently, the Audit Committee consists of Mr. Yuan (Chair), Messrs. Berman and Einstein, the Compensation Committee consists of Mr. Berman (Chair), Mr. Yuan, and the N&GC consists of Mr. Berman (Chair), Mr. Yuan. During the 2018 fiscal year, the Audit Committee, Compensation Committee and the N&GC did not hold any meetings.

Audit Committee

Among other functions, the Audit Committee reviews and approves the engagement of our independent auditors to perform audit and any permissible non-audit services, evaluates the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or to engage new independent auditors, reviews our annual and quarterly financial statements and reports, including the disclosures contained in the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management, reviews with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning scope, adequacy and effectiveness of our financial controls, reviews our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented, and reviews and evaluates on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

The Board of Directors has determined that each of the current members of the Audit Committee is an independent director within the meaning of the NASDAQ independence standards and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that Mr. Yuan qualifies as an Audit Committee Financial Expert under applicable SEC Rules and satisfies the NASDAQ standards of financial literacy and financial or accounting expertise or experience.

Compensation Committee

The Compensation Committee’s functions include reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board of Directors regarding) our overall compensation strategy and policies, reviewing and approving compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our Chief Executive Officers and our other executive officers, reviewing and approving (or if it deems appropriate, making recommendations to the full Board of Directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs, reviewing and approving the terms of employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers, reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, and preparing the report that the SEC requires in our annual proxy statement.

Neither the Compensation Committee nor the Board of Directors retained any consultants to assist in the review and approval of the compensation and benefits for the executive officers of our company during 2018. The Board of Directors has determined that each current member of the Compensation Committee is an independent director within the meaning of the NASDAQ independence standards.

Nominating and Corporate Governance Committee

The N&GC functions include identifying, reviewing and evaluating candidates to serve on our Board of Directors consistent with criteria approved by our Board of Directors, evaluating director performance on our Board of Directors and applicable committees of our Board of Directors and determining whether continued service on our board of directors is appropriate, evaluating, nominating and recommending individuals for membership on our Board of Directors, and evaluating nominations by stockholders for election to our Board of Directors.

The Board of Directors has determined that each current member of the N&GC is an independent director within the meaning of the NASDAQ independence standards.

See “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of the above stated committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers and directors of the Company and persons who beneficially own more than ten percent (10%) of the Common Stock outstanding to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

Corporate Code of Conduct and Ethics

Our Board of Directors has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Copies of our corporate code of conduct and ethics are available, without charge, upon request in writing to Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033, and are posted on the investor relations section of our website, which is located at www.curepharmaceutical.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. We also intend to disclose any amendments to the Corporate Code of Conduct and Ethics, or any waivers of its requirements, on our website.

Selection of Board Candidates

In selecting candidates for the Board of Directors, the Board (or, as used throughout this section, the N&GC, as applicable) begins by determining whether the incumbent directors whose terms expire at the annual meeting of stockholders desire and are qualified to continue their service on the Board of Directors. If there are positions on the Board of Directors for which the Board will not be renominating an incumbent director, or if there is a vacancy on the Board of Directors, the Board will solicit recommendations for nominees from persons whom the Board believes are likely to be familiar with qualified candidates, including members of our Board of Directors and our senior management. The Board may also engage a search firm to assist in the identification of qualified candidates. The Board will review and evaluate those candidates whom it believes merit serious consideration, taking into account all available information concerning the candidate, the existing composition and mix of talent and expertise on the Board of Directors and other factors that it deems relevant. In conducting its review and evaluation, the committees may solicit the views of management and other members of the Board of Directors and may conduct interviews of proposed candidates.

The Board generally requires that all candidates for the Board of Directors be of the highest personal and professional integrity and have demonstrated exceptional ability and judgement. The Board will consider whether such candidate will be effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of our stockholders. In addition, the Board requires that all candidates have no interests that materially conflict with our interest and those of our stockholders, have meaningful management, advisory or policy making experience, have general appreciation of the major business issues facing us and have adequate time to devote to service on the Board of Directors.

The Board will consider stockholder recommendations for nominees to fill director positions, provided that the Board will not entertain stockholder nominations from stockholders who do not meet the eligibility criteria for submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. Stockholders may submit written recommendations for nominees to the Board of Directors, together with appropriate biographical information and qualification of such nominees as required by our Bylaws, to our Cooperate Secretary following the same procedures as described in “Stockholder Communications” in our Proxy Statement. In order for a nominee for directorship submitted by a stockholder to be considered, such recommendation must be received by the Corporate Secretary by the time period set forth in our most recent proxy statement for the submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. The Corporate Secretary shall then deliver any such communications to the Chairman of the Board or the N&GC, as applicable. The Board will evaluate stockholder recommendations for candidates for the Board of Directors using the same criteria as for other candidates, except that the Board may consider, as one of the factors in its evaluation of stockholder recommended candidates, the size and duration of the interest of the recommending stockholder or stockholder group in our equity.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by our Chief Executive Officer Robert Davidson, who was appointed to serve in such capacity effective July 2011. Our amended and restated bylaws provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Our Board of Directors has appointed Robert Davidson to serve as Chairman of the Board and Bill Yuan, to serve as Lead Independent Director. As Chairman of the Board and our Chief Executive Officer, Mr. Davidson facilitates communications between members of our Board of Directors and works with management in the preparation of the agenda for each board meeting. All of our directors are encouraged to make suggestions for board agenda items or pre-meeting materials. Mr. Yuan presides over the executive sessions of the Board of Directors in which Mr. Davidson does not participate and serves as a liaison to Mr. Davidson and management on behalf of the independent members of the Board of Directors.

Our Board of Directors has concluded that our current leadership structure is appropriate at this time. However, the Board of Directors periodically reviews our leadership structure and may make such changes in the future as it deems appropriate.

Our Board of Directors and the Audit Committee thereof is responsible for overseeing the risk management processes on behalf of our company. The Board and, to the extent applicable, the Audit Committee, receive and review periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our company’s assessment of risks. Where applicable, the Audit Committee reports regularly to the full Board of Directors with respect to risk management processes. The Audit Committee and the full board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees the risk management of our company, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2018 and 2017 by our principal executive officer and our other most highly compensated executive officers as of the end of the 2018 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Davidson, Chief Executive Officer and Chairman	2018	175,833	-	23,125	251,558	15,082	465,598
	2017	155,000	-	-	-	-	155,000

Alex Katz(4), Chief Financial Officer	2018	3,864	-	-	-	-	3,864
	2017	-	-	-	-	-	-

Jessica Rousset(2), Chief Operating Officer	2018	180,000	-	29,600	208,268	19,284	437,152
	2017	127,953	-	-	-	-	127,953

Wayne Nasby(1), former Chief Operating Officer	2018	3,063	-	-	-	65,000	68,063
	2017	129,783	-	-	-	-	127,783

Mark Udell(3), Chief Accounting Officer, Treasurer and Secretary	2018	115,000	-	-	89,258	-	204,258
	2017	115,000	-	-	-	-	115,000

Edward Maliski(5), former President and Chief Scientific Officer	2018	32,924	-	-	29,753	-	62,677
	2017	60,000	-	-	-	-	60,000

__________

(1)	Wayne Nasby entered into a separation agreement that was effective January 21, 2018.

(2)	Jessica Rousset was appointed to Chief Operating Officer effective January 22, 2018.

(3)

Mark Udell resigned as the Company’s Chief Financial Officer effective November 15, 2018, with the appointment of Alex Kats as the Company’s Chief Financial Officer. Mr. Udell remains with the Company as Chief Accounting Officer, Treasurer and Secretary.

(4)	Alex Katz was appointed the Company’s Chief Financial Officer effective November 15, 2018, replacing Mark Udell who remains with the Company as Chief Accounting Officer, Treasurer and Secretary.

(5)

Edward Maliski resigned as the Company President and Chief Scientific Officer effective June 30, 2018 and entered into a Confidential Severance and General Release Agreement. On July 1, 2018, Mr. Maliski entered into a Consulting Agreement with the Company.

All Other Compensation

The following table provides information regarding each component of compensation for 2018 and 2017 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Gross Up of Payroll Taxes Paid for Restricted Stock Issued $	Severance Pay $	Total $
Robert Davidson	2018	15,082	-	15,082
	2017	-	-	-

Jessica Rousset	2018	19,284	-	19,284
	2017	-	-	-

Wayne Nasby	2018	-	65,000	65,000
	2017	-	-	-

Outstanding Equity Awards at December 31, 2018

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2018 fiscal year:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	(#)	Date	(#)	($)	(#)	($)
Robert Davidson	185,594	237,156	237,156	$0.61 - $0.74	April 6, 2028	-	-	-	-
Alex Katz	-	-	-	-	-	-	-	-	-
Jessica Rousset	134,375	215,625	215,625	$0.61 - $0.74	April 6, 2028	-	-	-	-
Mark Udell	28,125	121,875	121,875	$0.74	April 6, 2028	-	-	-	-
Edward Maliski	9,375	40,625	40,625	$0.74	April 6, 2028	-	-	-	-

Option Exercises in 2018

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2018.

Narrative Disclosure to Summary Compensation Table

Alex Katz

On November 15, 2018, the Company entered into an employment agreement with Alex Katz pursuant to which Mr. Katz shall serve as the Chief Financial Officer of the Company. In the performance of such duties, Mr. Katz shall receive a base salary at a rate of $2,500 per month; payment of an annual bonus as determined by the Company in its sole discretion; participation in the Company’s pension plan; a grant of 100,000 stock options exercisable at a price per share equal to the volume-weighted average of the high and low selling prices of the Company’s common stock reported on the OTC Bulletin Board for the five trading days in the Company’s common stock beginning with the third such trading day following November 15, 2018, and ending with the seventh such trading day following November 15, 2018, and which shall vest as to one quarter of such at the end of each three-month period during the term; and reimbursement of expenses. The term of employment under the employment agreement shall commence on the November 15, 2018 and continue for a period of one year, unless terminated in accordance with Section 6 of the employment agreement.

Jessica Rousset

On March 15, 2017, the Company entered into an employment agreement with Jessica Rousset to serve as the Company’s Chief Business Officer with such customary responsibilities, duties and authority normally associated with such position. In the performance of such duties, Ms. Rousset shall report to the Board of Directors and shall receive a base salary at a rate of $145,000 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. The Company’s Board shall review Ms. Rousset’s salary at least once a year and shall increase her salary if, in the sole discretion of the Board, an increase is warranted. The term of employment under the employment agreement shall commence on the March 15, 2017 and continue for a period of one year, unless terminated in accordance with Section 3 of the employment agreement. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either the Executive or the Company.

On January 22, 2018, the Company appointed Ms. Rousset Chief Operating Officer to fill the vacancy resulting from Wayne Nasby’s separation from the Company.

Wayne Nasby

On January 22, 2018, the Company and Mr. Nasby entered into a Separation Agreement which granted Mr. Nasby a separation payment equivalent to six months of his base salary, less standard payroll deductions and withholdings, in six monthly payments beginning January 31, 2018. Additionally, the Company will pay Mr. Nasby’s COBRA premiums for six months following the Separation Date, totaling approximately $35,000.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William Yuan	-	-	89,258	-	89,258
Charles Berman	-	-	59,505	-	59,505
Alan Einstein	-	-	59,505	-	59,505

(1)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 12 (Stock Based Compensation) to our financial statements, which are included in the Annual Report on Form 10-K.

Compensation Policy for Non-Employee Directors.

The Company does not have a formal policy regarding compensation for non-employee directors. Directors are not paid for meetings attended. However, for the year ended December 31, 2018, the Company, as part of its Equity Incentive Plan, granted stock options to Messrs. Yuan and Berman and Dr. Einstein, see table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 27, 2019 (the “Determination Date”) by: (i) each current director of our company and each director nominee; (ii) each of our Named Executive Officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of the Determination Date, through the exercise of any option, warrant or similar right (such instruments being deemed to be “presently exercisable”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of presently exercisable options and warrants are considered to be outstanding. These shares, however, are not considered outstanding as of the Determination Date when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 29,870,390 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Cure Pharmaceuticals Holding Corp., 1620 Beacon Place, Oxnard, California 93033. No shares identified below are subject to a pledge.

Security Ownership of 5% or Greater Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent(1)
Climate Change Investigation, Innovation and Investment Company, LLC(3)	2,706,974	9.1%
Hangar202, LLC(2)	2,579,109	8.6%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent(1)
Robert Davidson	964,469	(4)	3.2%
Jessica Rousset	390,000	(5)	1.3%
Mark Udell	592,632	(6)	2%
Alex Katz	-		-%
William Yuan	100,000	(7)	1%
Charles Berman	100,000	(8)	1%
Allen Einstein	100,000	(9)	1%
Directors & Executive Officers as a Group (7 persons)	2,247,101		7.5%

Notes:

(1)

Percentage of ownership is based on 29,870,390 shares of our common stock outstanding as of March 27, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	James Victor Branstetter is a control person of Hangar202, LLC. The address for this shareholder is 2711 North Sepulveda Blvd., Manhattan Beach, California 90266.

(3)	James Farrell is a control person of Climate Change Investigation, Innovation and Investment Company LLC. The address for this shareholder is 12 San Rafael Avenue, Belvedere, California 94920.

(4)

Consists of (i) 510,469 common stock shares, (ii) 354,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share, (iii) 68,750 ordinary shares issuable upon exercise of outstanding options at a price of $0.61 per share, and (iv) 31,250 restricted shares issuable upon exercise of outstanding options at a price of $0.74 per share.

(5)

Consists of (i) 290,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share, (ii) 60,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.61 per share and (iii) 40,000 restricted shares issuable upon exercise of outstanding options at a price of $0.74 per share.

(6)	Consists of (i) 442,632 common stock shares and (ii) 150,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share.

(7)	Consists of (i) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share.

(8)	Consists of (i) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share.

(9)	Includes (i) 100,000 ordinary shares issuable upon exercise of outstanding options at a price of $0.74 per share.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

On October 11, 2018, the Company filed a Form S-8 amending the Company’s 2017 Equity incentive plan, described in detail in the Company’s definitive proxy statement for the Meeting filed with the Securities and Exchange Commission on December 13, 2017. The amendment authorized an additional 5,000,000 shares to be added to the 2017 Equity incentive plan pool.

The Company does not have any individual compensation arrangements with respect to its common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,313,050	$0.79	2,065,700
Equity compensation plans not approved by security holders	-	$-	-
Total	2,313,050	$0.79	2,065,700

(1)	Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 13 to our 2018 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. The Company requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In considering such transactions, the Audit Committee (or the full Board, as applicable) takes into account the relevant available facts and circumstances

Transactions with Related Parties

Financial Service Agreement with Eventus Consulting, P.C.

On November 1, 2018, the Company entered into a financial services agreement with a related, party, Eventus Consulting, P.C. (“Eventus”), of which Mr. Alex Katz, the Company’s Chief Financial Officer, is a Director. Pursuant to the agreement Eventus will provide certain accounting, financial and strategic consulting services to the Company for a period of one year, unless otherwise terminated. The Company shall pay Eventus $22,500 per month for all work performed.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed RBSM LLP (“RBSM”), as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2018. The following table sets forth the fees billed to the Company for professional services rendered by RBSM for the years ended December 31, 2018 and 2017:

Services	2018	2017
Audit Fees (1)	$85,811	$85,000
Audit-Related fees (2)	18,000	-
Tax fees (3)	5,000	1,500
Total fees	$108,811	$86,500

___________

(1)	Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and(ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30.

(2)	Audit- related Fees - These consisted of professional services rendered in connection with our Form S-1, Form S-1/A and Form S-8.

(3)	Tax Fees - These consisted of services performed in preparation of the Company’s corporate Federal and State tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted, and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange and Conversion Agreement dated November 8, 2016 (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2016)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 10, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 10, 2015)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on December 14, 2016)
3.4	Amendments to the Bylaws (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2016)
(10)	Material Contracts
10.1	Agreement for Sale of Assets dated June 28, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2016)
10.2	Form of Share Cancellation Agreement dated November 7, 2016 (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2016)
10.3	Form of Warrant to Purchase Common Stock dated November 7, 2016 (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2016)
10.4	Form of Warrant to Purchase Common Stock dated December 6, 2016 (incorporated by reference to our Current Report on Form 8-K filed on December 14, 2016)
10.5	Form of Securities Purchase Agreement dated March 20, 2018 (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2018)
10.6	9% Convertible Note dated March 20, 2018 (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2018)
10.7	Common Stock Purchase Warrant dated March 20, 2018 (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2018)
10.8	Securities Purchase Agreement dated October 15, 2018 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2018)
10.9	Employment Agreement dated November 15, 2018 (incorporated by reference to our Current Report on Form 8-K filed on November 20, 2018)
10.9	Securities Purchase Agreement dated December 14, 2018 (incorporated by reference to our Current Report on Form 8-K filed on January 7, 2019)
10.10	Advisory Consulting Agreement with an individual dated December 14, 2018 (incorporated by reference to our Current Report on Form 8-K filed on January 7, 2019)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on July 9, 2018)
(21)	Subsidiaries of the Registrant
21.1*	List of Subsidiaries of the Registrant
(23)	Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Press Release dated September 5, 2018 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2018)
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
Date: April 1, 2019

By:	/s/ Alex Katz
Alex Katz
Chief Financial Officer
Date: April 1, 2019

By:	/s/ Mark Udell
Mark Udell
Chief Accounting Officer, Treasurer and Secretary
Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer, Chairman of the Board and Director
Date: April 1, 2019

By:	/s/ William Yuan
William Yuan
Director
Date: April 1, 2019

By:	/s/ Alan Einstein
Alan Einstein
Director
Date: April 1, 2019

By:	/s/ Gene Salkind, MD
Gene Salkind, MD
Director
Date: April 1, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURE PHARMACEUTICAL HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cure Pharmaceutical Holding Corp (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders deficit and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company s ability to continue as a going concern. Management's evaluation of the events and conditions and management s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on the Company s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RBSM LLP

We have served as the Company s auditor since 2015.

Henderson, NV

April 1, 2019

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$500,962	$108,249
Accounts receivable, net	102,799	4,364
Inventory	37,776	44,996
Prepaid expenses and other assets	946,386	586,888
Total current assets	1,587,923	744,497

Property and equipment, net	299,910	337,361
Intellectual property and patents, net	1,206,011	900,472
Prepaid expenses and other assets	232,407	-
Other assets	69,837	117,555

Total assets	$3,396,088	$2,099,885

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$774,387	$544,980
Accrued expenses	508,733	129,978
Loan payable	105,125	50,425
Notes payable, net	920,000	800,000
Convertible promissory notes, net	5,242,431	1,551,488
Derivative Liability	617,628	90,738
Deferred revenue	383,275	361,462
Total current liabilities	8,551,579	3,529,071

License Fees	-	560,000

Total liabilities	8,551,579	4,089,071

Commitments and Contingencies (see Note 16)

Stockholders' deficit:
Common stock: $0.001 par value; authorized 75,000,000 shares; 26,784,019 shares and 23,901,252 issued and outstanding as of December 31, 2018 and 2017, respectively	26,785	23,902
Additional paid-in capital	23,424,737	16,483,632
Stock payable	645,575	324,995
Accumulated deficit	(29,269,000)	(18,868,599)
Total CURE Pharmaceutical Holding Corp stockholders’ deficit	(5,171,903)	(2,036,070)

Noncontrolling interest	16,412	46,884

Total stockholders' deficit	(5,155,491)	(1,989,186)

Total liabilities and stockholders' deficit	$3,396,088	$2,099,885

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended
	December 31, 2018	December 31, 2017
Revenue:
Net product sales	$519,205	$148,886
Consulting research & development income	63,192	9,696
Shipping and other sales	1,544	21,822
Total revenues	583,941	180,404

Cost of goods sold:
Cost of goods sold	279,924	180,629

Gross profit (loss)	304,017	(225)

Operating expenses:
Research and development expenses	1,408,595	1,427,341
Selling, general and administrative expenses	6,453,113	5,914,541

Total operating expenses	7,861,708	7,341,882

Net Operating (loss) before other income (expense)	(7,557,691)	(7,342,107)

Other income (expense):
Interest income	-	6
Other income	577,370	34,412
Loss on disposal of property, plant & equipment	-	(12,351)
Change in fair value of derivative liability	(229,291)	742,109
Other expense	(183,962)	(3,580)
Interest expense	(3,037,299)	(1,582,184)

Other income (expense)	(2,873,182)	(821,588)

Net loss before income taxes	(10,430,873)	(8,163,695)

Provision for income taxes	-	-

Net loss	(10,430,873)	(8,163,695)

Net loss attributable to non-controlling interest	(30,472)	(13,810)

Net loss attributable to Cure Pharmaceutical Holding Corp.	(10,400,401)	(8,149,885)

Net loss per share
Basic and Diluted	$(0.42)	$(0.34)

Weighted average common shares outstanding
Basic and Diluted	24,999,824	23,649,432

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2016	23,336,673	$23,337	$12,412,430	$-	$(10,718,714)	$-	$1,717,053
Issuance of common stock for professional services	564,579	565	2,204,435				2,205,000
Warrants granted			1,181,057				1,181,057
Common stock owed but not yet issued			(828)	324,995			324,167
Loan discounts			686,538				686,538
Noncontrolling interest of Oak Therapeutics, Inc.						46,884	46,884
Net loss					(8,149,885)		(8,149,885)
Balance, December 31, 2017	23,901,252	$23,902	$16,483,632	$324,995	$(18,868,599)	$46,884	$(1,989,186)
Issuance of common stock for professional services	1,871,657	1,872	2,275,993	14,583			2,292,448
Issuance of common stock for cancellation of accounts payable	94,444	94	99,044				99,138
Issuance of common stock for purchase of patents	170,000	170	237,330	42,600			280,100
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	330,000	330	646,170				646,500
Issuance of common stock for cash	416,666	417	499,583				500,000
Warrants granted			662,632				662,632
Beneficial conversion features			1,677,072				1,677,072
Fair value of stock options and restricted stock granted			843,281				843,281
Common stock payable for note conversion				263,397			263,397
Noncontrolling interest of Oak Therapeutics, Inc.						(30,472)	(30,472)
Net loss					(10,400,401)		(10,400,401)
Balance, December 31, 2018	26,784,019	$26,785	$23,424,737	$645,575	$(29,269,000)	$16,412	$(5,155,491)

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,430,873)	$(8,149,885)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	45,614	2,311,805
Stock based compensation - prepaid	1,570,086	-
Stock issued for amending convertible promissory notes	502,500	-
Depreciation and amortization	149,803	164,596
Amortization of loan discounts	2,104,614	953,179
Bad debt expense	7,500	-
Inventory reserve for obsolesce	5,633	-
Gain on settlement of accounts payable	(9,750)	-
Gain on license fee	(560,000)	-
Loss on joint venture	13,612	-
Change of fair value in derivative liabilities	229,291	(742,109)
Initial debt discount	-	(2,475)
Fair value of vested stock options	843,281	-
Loss on disposal of PP&E	-	12,351
Amortization of warrants granted for discount of convertible notes	-	535,195
Warrants granted for commission expense	662,632	832,000

Change in other assets and liabilities:
Accounts receivable	(105,935)	2,685
Inventory	1,587	36,289
Prepaid expenses and other assets	84,843	(104,091)
Other assets	34,106	38,282
Accounts payable	338,295	279,594
Accrued expenses	392,152	102,882
Deferred revenue	21,813	187,844
Cash used in operating activities	(4,099,196)	(3,555,668)

Cash flows from investing activities
Cash from acquisition of company	-	65,702
Purchase in intangible assets	(74,537)	(49,480)
Payment to joint venture investment	-	(5,000)
Acquisition of property and equipment, net	(63,254)	(100,142)
Cash used in investing activities	(137,791)	(88,920)

Cash flows from financing activities
Proceeds from convertible notes payable	4,175,000	2,855,549
Proceeds from common stock issuance	500,000	-
Proceeds from notes payable	250,000	-
Proceeds from loans payable	105,125	-
Repayment of convertible notes payable	(250,000)	-
Repayment of notes payable	(100,000)	-
Repayment of loans payable	(50,425)	(199,401)
Capital lease payments	-	(9,453)
Cash provided by financing activities	4,629,700	2,646,695
Net increase (decrease) in cash and cash equivalents	392,713	(997,893)
Cash and cash equivalents, beginning of period	108,249	1,106,142
Cash and cash equivalents, end of period	$500,962	$108,249

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$69,628	$36,249
Income taxes	$-	$-
Non-cash financing activities:
Common stock related to prepaid expense	$935,665	$258,918
Loan discount relating to note payable	$-	$10,000
Loan discount related to convertible promissory notes	$-	$832,846
Liabilities assumed from acquisition	$-	$1,791
Warrants granted for discount on convertible promissory notes	$1,677,072	$-
Common stock to be issued for patents	$280,100	$-
Accrued interest converted to convertible note	$10,000	$-
Common stock payable for note conversion	$263,397	$-
Common issued for settlement of accounts payable	$108,888	$-

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICALS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Operations

CURE Pharmaceutical Holding Corp., its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“Oak”) (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is an emerging growth company focusing on drug formulation and delivery technology company that researches and manufactures novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

We currently have two commercial products and several development programs underway:

CURE 3068 (CUREfilm Sleep – Commercially Launched)

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement under the brand name “ID Life Sleep Strips”. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We completed a purchase order with ID Life for approximately 3,200,000 units of product in 2018 and we are seeking additional distributors.

CURE 5079 (CUREfilm Sleep – Commercially Launched)

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under the brand name “Sleep Stripzzz”. The distribution rights were exclusive through the end of 2018. A purchase order was placed on February 22, 2018.

CURE 5003 (CUREfilm Blue)

We are developing a sildenafil CUREfilm ODF for oral administration. The product, which will be launched for the treatment of erectile disorder, is in early stage clinical development with human studies planned in 2019.

CURE 5067 (CUREfilm D)

We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration. On February 18, 2017, we entered into an exclusive 5-year license and distribution agreement with Meroven Limited in the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa. The product is currently in the optimization development stage. We are seeking distributors in other territories.

CURE 5200

We are developing a novel CUREfilm ODF substrate with an undisclosed partner. On June 4, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5200. In order to protect CURE’s and our partner’s competitive advantage, no details of the product have been disclosed at this stage.

CURE 5209

We are developing a CUREfilm ODF for mood enhancement as a dietary supplement. On May 30, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5209. In order to protect CURE’s and our partner’s competitive advantage, no further details of the product have been disclosed at this stage.

CURE 5210 (CUREfilm Beta-Caryophyllene)

We are developing a dietary cannabinoid ODF using food grade beta-caryophyllene to target the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

Background

CURE, formally known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was originally formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to CURE Pharmaceutical Holding Corp.

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

For accounting purposes, CURE Pharmaceutical was the surviving entity. The transaction was accounted for using the reverse acquisition method of accounting. As a result of the recapitalization and change in control, CURE Pharmaceutical was the acquiring entity in accordance with ASC 805, Business Combinations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

The consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp, its wholly-owned subsidiary, CURE Pharmaceutical Corporation and its 63% majority owned subsidiary, Oak Therapeutics, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, we had a significant accumulated deficit of approximately $29 million and a negative working capital of approximately $7 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization and research and development plans, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

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

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets and the assumptions used to calculate derivative liabilities. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018, and 2017, the Company had no cash equivalents. At December 31, 2018 and 2017, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2018 and 2017, the Company had $245,988 and $0 in excess of the federal insurance limit, respectively.

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

On January 8, 2016, the Company received 50% ownership in Cure Innovations, Inc (“CI”). CI was created in 2015 by IncuBrands Studio, Inc (“IncuBrands”). The Company and IncuBrands each own 50% of the common stock of CI. The Company and IncuBrands entered into a Joint Venture agreement in 2013 to distribute several OTF products utilizing IncuBrands marketing and contacts in various industries as well as utilize the Company’s technology and capabilities of manufacturing OTF’s. On December 28, 2018, in agreement with IncuBrands, the Company dissolved CI as we did not see a viable future relating to this joint venture.

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of December 31, 2018, the Company has only contributed $5,000 to the Joint Venture. The Company is looking to dissolve this Joint Venture due to Pace’s insolvency and we are no longer looking to develop these Products.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At December 31, 2018 and 2017, management determined that an allowance was necessary which amounted to approximately $7,500 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of its inventory, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $0 and $13,062 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $1,408,595 and $1,427,341 for the year ended December 31, 2018 and 2017, respectively.

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

Fair Value of Financial Instruments

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. We measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. (See Note 10)

Impairment of Long-Lived Assets

We review all of our long-lived assets for impairment indicators throughout the year and perform detailed testing whenever impairment indicators are present. In addition, we perform detailed impairment testing for indefinite-lived intangible assets, at least annually, at December 31. When necessary, we record charges for impairments. Specifically:

•	For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and

•	For indefinite-lived intangible assets, such as acquired in-process R&D assets, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Management determined that no impairment indicators were present and that no impairment charges were necessary as of December 31, 2018 or 2017.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition”. The Company adopted Topic 606 using a modified retrospective approach for the years ended December 31, 2017 and prior and has been applied prospectively in the Company’s financial statements beginning January 1, 2018. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s financial statements, at initial implementation nor will it have a material impact on an ongoing basis.

To achieve the core principle of Topic 606, we perform the following steps:

1.	Identify the contract(s) with customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transactions price;
4.	Allocate the transactions price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) we satisfy a performance obligation.

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

Deferred revenue is shown separately in the consolidated balance sheets. At December 31, 2018 and 2017 we had deferred revenues of $383,275 and $361,462, respectively.

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

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

Convertible Debentures

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2018 and December 31, 2017, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations (See Note 10).

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2018, and 2017, the Company reflected a non-controlling interest of $16,412 and $46,884, respectively, in connection with our majority-owned subsidiary, Oak Therapeutics Inc. as reflected in the accompanying consolidated balance sheets.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net loss per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net loss is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year ended December 31,
	2018	2017

Restricted stock and stock options outstanding	97,742	-
Warrants	2,879,695	360,000
Shares to be issued upon conversion of convertible payable	236,475	307,904

Total	3,213,912	667,904

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU was effective for the Company in the first quarter of 2018. Early adoption was not permitted except for limited provisions. The adoption of ASU 2016-01 did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). This guidance, as amended by subsequent ASU's on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We will adopt ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and will use the alternative transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods.

The new standard provides optional practical expedients in transition. We expect to only elect the "package of practical expedients" where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting and we do not expect to elect any of these practical expedients on adoption. We continue to assess the impact of the new standard and believe it will not have a material effect on the consolidated balance sheet.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2016-12 did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company did not early adopt. The adoption of ASU 2016-15 did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard became effective for the Company on January 1, 2018. There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU became effective for the Company in the first quarter of 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-7, Compensation – Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting. This guidance supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The guidance permits early adoption and was adopted by the Company in the first quarter of fiscal year 2019. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2018, and 2017, prepaid expenses and other assets consisted of the following:

	December 31, 2018	December 31, 2017

Prepaid consulting services – stock-based compensation	$935,883	$258,918
Prepaid consulting services	82,167	116,167
Prepaid clinical study	-	110,538
Prepaid insurance	120,877	60,180
Other Receivables	2,666	5,858
Prepaid inventory	-	12,182
Prepaid expenses	37,200	23,045
Prepaid expenses and other assets	1,178,793	586,888
Current portion of prepaid expenses and other assets	(946,386)	-
Prepaid expenses and other assets less current portion	$232,407	$586,888

NOTE 4 – INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods.

The carrying value of inventory consisted of the following:

	December 31, 2018	December 31, 2017

Raw Materials	$25,297	$67,664
Packaging Components	7,687	17,546
Work-In-Process	8,162	829
Finished Goods	-	-
	41,146	86,039
Reserve for Obsolescence	(3,370)	(41,043)
Total inventory	$37,776	$44,996

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2018, and 2017, property and equipment and intangible assets consisted of the following:

	December 31, 2018	December 31, 2017

Manufacturing equipment	$841,098	$797,513
Computer and other equipment	183,346	169,499
Leasehold improvements	48,488	42,666
Less accumulated depreciation	(773,022)	(672,317)
Property and Equipment, net	$299,910	$337,361

For the years ended December 31, 2018 and 2017, depreciation expense amounted to $100,705 and $121,078, respectively, which includes depreciation of $6,024 and $8,640 for capitalized leased assets for each of the years ended. Accumulated depreciation for property held under capital leases were $43,201 and $37,177 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company incurred $74,537 and $49,480 of legal patent costs that were capitalized during the year ended December 31, 2018 and 2017, respectively. In addition, the Company purchased $280,100 of patents through the issuance of 200,000 common stock shares of the Company during the year ended December 31, 2018 and no shares were issued for the purchase of patents for the year ended December 31, 2017.

Intangible Asset Summary

The following table summarizes the estimated fair values as of December 31, 2018 of the identifiable intangible assets acquired, their useful life, and method of amortization:

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intellectual Property	$814,582	14.41	$40,824
Patents	579,164	17.96	8,274
Total	$1,393,746		$49,098
Less: accumulated amortization	(187,735)
Intellectual property and patents, net	1,206,011
Less: pending patents not subject to amortization	(293,237)
Net intangible assets subject to amortization	$912,774

The net intangible asset was $1,206,011, net of accumulated amortization of $187,735, as of December 31, 2018. Amortization expense was $49,098 and $43,518 for the years ended December 31, 2018 and 2017, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2019	$49,098
2020	49,098
2021	49,098
2022	49,098
2023	49,098
Thereafter	667,286
Total Amortization	$912,774

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On November 1, 2018, the Company entered into a financial services agreement with a related party, Eventus Consulting, P.C. (“Eventus”), of which Mr. Alex Katz, the Company’s Chief Financial Officer, is a Director. Pursuant to the agreement Eventus will provide certain accounting, financial and strategic consulting services to the Company for a period of one year, unless otherwise terminated. The Company shall pay Eventus $22,500 per month for all work performed.

Resignation and Appointment of Officer and Directors

On January 22, 2018, the Company entered into a Separation Agreement with Wayne Nasby, our Chief Operating Officer. In connection with the Separation Agreement Mr. Nasby will receive: (i) six months base salary, less standard payroll deductions and withholdings, in six monthly installments beginning January 31, 2018, and (ii) health insurance COBRA premiums for six months following, totaling approximately $35,000. As of December 31, 2018, the Company has paid off the amounts owed to Mr. Nasby.

NOTE 8 – LOAN PAYABLE

Loan payable consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Note to a company due August 29, 2019, including interest at 6% per annum, unsecured, interest due monthly	$105,125	$-
Notes to a company due August 29, 2018 and September 21, 2018, including interest at 7.55% and 7.05%, respectively per annum; unsecured; interest due monthly	-	50,425
Current portion of loan payable	(105,125)	(50,425)
Loan payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2018 and 2017 was $1,483 and $2,011, respectively.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one-month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property. On February 14, 2019, the Company entered into a Debt Conversion Agreement where $250,000 of $650,000 of the outstanding balance was converted into 135,135 common stock shares of the Company	$650,000	$650,000
Note to a company of $100,000 due January 31, 2018 including interest of $3,000 per month, unsecured, principal and interest due at maturity, principal and interest repaid on January 23, 2018	-	100,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000
Note to an individual due February 28, 2019, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker. On January 31, 2019, we entered into an amendment to extend the maturity date to April 1, 2019.	150,000	-

Note to a company due April 30 2019, interest payable at 5% per annum, unsecured, principal and accrued interest due at maturity. If this note is still outstanding as of the date of any bona fide sale of the Company’s preferred stock or common stock in excess of $4,000,000 in gross proceeds, in one transaction or a serious of related transactions, which offering definitively sets a price per share of common stock and results in a listing of the Company’s common stock on a national securities exchange, then the Company shall issue 25,000 common stock shares to the noteholder.  On January 1, 2019, we entered into an Amendment to extend the maturity date to June 30, 2019.

	100,000	-
	950,000	800,000

Unamortized discount	(30,000)	-
Current portion of loan payable	(920,000)	(800,000)
Loan payable, less current portion	$-	$-

During the years ended December 31, 2018 and 2017, the Company incurred $552,500 and $10,000, respectively, amortization of discount. Interest expense for the years ended December 31, 2018 and 2017 was $69,726 and $30,226, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Convertible promissory notes totaling $1,400,000 due between December 31, 2018 and February 28, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between December 31, 2018 and February 28, 2019. A total of $250,000 convertible promissory notes was repaid in 2018 and $450,000 convertible promissory notes were repaid in 2019. A total $400,000 of convertible promissory notes plus accrued interest of $71,342 have been converted in to 254,779 common stock shares of the Company in 2019.

	$1,400,000	$1,900,000

Convertible promissory notes totaling $1,275,000 due November 30, 2018 and $750,000 due February 28, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018, which has not yet been paid.  During the first quarter of 2019, the Company repaid $275,000.  On February 13, 2019, $750,000 of convertible promissory notes plus accrued interest and penalties of $135,825 were converted into 479,144 common stock shares of the Company.  On February 15, 2019, $1,000,000 of convertible promissory notes plus accrued interest and penalties of $94,750 were converted into 591,757 common stock shares of the Company.

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

Convertible promissory note totaling $500,000 due December 31, 2018, interest payable at 9% per annum; secured by all assets of the company; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning September 30, 2018. In 2019, the noteholder of this convertible promissory note entered into a debt conversion agreement to convert this convertible promissory note plus accrued interest into common stock shares of the Company at a $1.85 conversion price.

	500,000	-

Convertible promissory notes totaling $575,000 due June 27, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018. $575,000 convertible promissory notes due June 27, 2019 plus accrued interest and penalties of $78,034 have been converted into 353,221 common stock shares of the Company in 2019.

	575,000	-

Convertible promissory notes totaling $575,000 due October 31, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018, which has not yet been paid. In 2019, the noteholder of this convertible promissory note entered into a debt conversion agreement to convert this convertible promissory note plus accrued interest into common stock shares of the Company at a $1.85 conversion price.

	575,000	-
	5,575,000	1,900,000

Unamortized discount	(332,569)	(348,512)
Current portion of convertible promissory notes	5,242,431	1,551,488
Convertible promissory notes, less current portion	$-	$-

During the years ended December 31, 2018 and 2017, the Company incurred $2,057,950 and $1,170,873, respectively, amortization of discount. Interest expense for years ended December 31, 2018 and 2017 was $354,192 and $84,161, respectively.

NOTE 11 – DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instruments, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$617,628	$-	$-	$617,628

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$90,738	$-	$-	$90,738

The Company has issued convertible promissory notes during 2018 and 2017. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term. The assumptions used in valuing the derivative liability during 2018 were as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.51% - 2.94%
Expected stock price volatility	90.76% - 156.15%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2016 to December 31, 2018:

Fair value of derivative liabilities
Balance at December 31, 2016	$-
Initial fair value of derivative liability recorded as debt discount	832,847
Gain on change in fair value included in earnings	(742,109)
Balance at December 31, 2017	90,738
Initial fair value of derivative liability recorded as debt discount	297,599
Loss on change in fair value included in earnings	229,291
Balance at December 31, 2018	$617,628

NOTE 12 – WARRANT AGREEMENTS

On January 24, 2018, the Company issued an additional 55,000 warrants at a fair market value of $50,094 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017 and amended on January 24, 2018 to extend the maturity date to March 31, 2018. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 55,000 warrants issued as a debt discount that has been fully amortized as of December 31, 2018.

On April 15, 2018, the Company issued an additional 275,000 warrants at a fair market value of $87,828 and with an exercise price of $1.00 per share in connection with issuance of $1,100,000 convertible promissory notes in 2017, amended on January 24, 2018 to extend the maturity date to March 31, 2018 and a second amendment on April 15, 2018 to extend the maturity date to May 31, 2018. In addition, the Company extended the term of the warrant agreements for one additional year for each of the convertible promissory notes. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 275,000 warrants issued as a debt discount that has been fully amortized as of December 31, 2018.

On May 1, 2018, the Company issued 110,000 warrants at a fair market value of $27,479 and with an exercise price of $1.00 per share in connection with commission earned for the issuance of convertible promissory notes by the Company.

On July 7, 2018, the Company issued 148,644 warrants at a fair market value of $48,249 and with an exercise price of $1.00 per share in connection with the conversion of a convertible promissory note issued by the Company. As per the warrant agreement dated May 15, 2018, the Company shall issue fifty percent (50%) of the Company’s common stock shares issued upon conversion of the convertible promissory note. The convertible promissory note is to be converted into 297,288 common stock shares of the Company and as a result, 148,644 warrants were issued. As of our filing of our Form 10K for the year ended December 31, 2018. The company has not yet issued these common stock shares and has recorded a stock payable.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	4,752,107	2.9	4.98
Granted	588,644	1.00	2.51
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2018	5,340,751	2.20	3.80
Exercisable at December 31, 2018	4,316,751	2.25	3.17

The change in warrant value for the year ended December 31, 2018 and 2017 was $662,632 and $1,181,057, respectively.

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $7.00	5,340,751	3.80	$2.20	4,316,751	$2.25
	5,340,751	3.80	$2.20	4,316,751	$2.25

The weighted-average fair value of warrants granted during the years ended December 31, 2018 and 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.51%	1.92%
Expected stock price volatility	156.15%	84.43%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 13 – STOCK INCENTIVE PLANS

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

On April 6, 2018, the Company awarded 371,250 Restricted Common Stock (“RCS”), 1,251,700 Non-statutory Stock Options (“NSO”) and 932,750 Incentive Stock Options (“ISO”) to employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants at a $0.74 price per share. Vesting period for the awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4-year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

On November 27, 2018, the Company awarded 250,000 RCS and 128,600 NSO to employees and consultants at a $1.81 price per share. Vesting period for the awarded RCS and NSO’s range from immediate to quarterly over a 4-year period. For NSO’s awarded, the term to exercise is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	-	-	-
Granted	2,313,050	0.79	9.27
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2018	2,313,050	0.79	9.27
Exercisable at December 31, 2018	847,613	0.81	9.27

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.61 - $1.81	2,313,050	9.27	$0.79	847,613	$0.81
	2,313,050	9.27	$0.79	847,613	$0.81

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 was $6,334.

The aggregate grant date fair value of options granted during the years ended December 31, 2018 and 2017 amounted to $1,541,353 and $0, respectively. Compensation expense related to stock options was $576,306 and $0 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the total unrecognized fair value compensation cost related to unvested stock options was $965,047, which is to be recognized over a remaining weighted average period of approximately 9.27years.

The weighted-average fair value of options granted during the years ended December 31, 2018 and 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2018	December 31, 2017
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.51%	0%
Expected stock price volatility	156.15%	0%
Expected dividend payout	-	-
Expected option life (in years)	10	-
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares was $269,204 and $0 for the years ended December 31, 2018 and 2017, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	-	-
Granted	621,250	1.17
Vested	(303,542)	0.89
Forfeited/Expired	-	-
Non-vested, December 31, 2018	317,708	1.44

NOTE 14 - STOCKHOLDERS’ EQUITY

Stock Issuances

On January 24, 2018, the Company issued 50,000 common stock shares at $1.48 per share for consulting services to be performed over a one-year period. The total value of this issuance was $74,000 and as of December 31, 2018, $218 is included in prepaid expenses and other assets.

On April 2, 2018 (the “Effective Date”), the Company entered into a patent purchase agreement (“Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents. As consideration for the assignment of the Assigned Patents and other rights under the Agreement, the Company shall issue to Assignor shares of its Common Stock (“Shares”) as follows, provided, that the maximum number of Shares issuable hereunder shall not exceed Two Hundred Thousand (200,000): (a) 50,000 Shares will be issued on the Effective Date; (b) 10,000 Shares will be issued for each Abandoned Application the prosecution of which is revived by the United States Patent and Trademark Office (“USPTO”); and (c) 50,000 Shares will be issued upon issuance by the USPTO of each patent that includes at least one specific claim in a patent application that recites subject matter to be defined by Assignee in its sole discretion (“Target Claim”). For the year ended December 31, 2018, the Company owed 50,000 Shares at $0.69 price per share, 20,000 Shares at $0.70 price per share and 50,000 shares at $0.97 price per share, for a total of 120,000 Shares. Total value of these issuances was $97,000.

On May 16, 2018, the Company issued 70,150 common stock shares at $0.65 per share for consulting services performed. The total value of this issuance was $45,614.

On May 16, 2018, the Company issued 1,000,000 common stock shares at $0.97 per share for consulting services to be performed over a 30-month period. The total value of this issuance was $970,000 and as of December 31, 2018, $630,664 is included in prepaid expenses and other assets.

On July 17, 2018, the Company issued 70,000 common stock shares at $1.85 per share for consulting services to be performed over a six-month period. The total value of this issuance was $129,500.

On July 17, 2018, the Company issued 69,444 common stock shares at $0.72 per share for the cancellation of two months’ rent and overages for property tax and general liability insurance. The total value of this issuance was $50,000.

On July 17, 2018, the Company issued 250,000 common stock shares at $1.10 per share for strategic marketing and development advisory services to be performed over a six-month period. The total value of this issuance was $275,000.

On August 17, 2018, the Company issued a total of 115,000 common stock shares at $1.65 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders. The total value of this issuance was $189,750. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 115,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On September 4, 2018, the Company issued 90,000 common stock shares at $0.71 per share and 90,000 shares at $1.00 per share for media and advertising services to be performed over a six-month period. The total value of these issuances was $153,900.

On September 4, 2018, the Company issued 90,000 common stock shares at $3.24 per share for media and advertising services to be performed over a six-month period. The total value of this issuance was $291,600 and as of December 31, 2018, $90,333 is included in prepaid expenses and other assets.

On August 3, 2018, the Company entered into a Media Advertising Agreement (“Agreement”). Per the terms of the Agreement, the Company was to issue 30,000 common stock shares at $1.88 per share for providing media and advertising services over a six-month period. The total value of these issuances was $56,400 and as of December 31, 2018, $10,422 is included in prepaid expenses and other assets.

On September 5, 2018, the Company issued an unsecured $150,000 Promissory Note (“Note”) with an individual. As part of the issuance of the Note, the Company is to issue 50,000 common stock shares as an equity kicker at a $2.88 price per share. Total valued of this issuance was $144,000.

On October 9, 2018, the United States Patent and Trademark Office (“USPTO”) allowed for an oral thin film patent (U.S. Patent No. 10,092,611), which covers the processing and integration of bioactive cannabinoid molecules into oral thin film dosage forms, such as CUREfilm™. These molecules, such as cannabidiol (CBD), are obtained from the Company’s patented methods (U.S. Patent No. 9,044,390 and 9,186,386) of extraction and purification of cannabis plant material. This patent allowance by the USPTO and per the patent purchase agreement entered on April 2, 2018, the Company will issue 50,000 common stock shares at $2.81 price per share. As of the date of this filing, the Company has not yet issued these shares. Total value of this issuance was $140,500.

On October 31, 2018, the Company issued a total of 115,000 common stock shares at $1.95 per share for compensation of extending the maturity dates of convertible promissory notes of three note holders. The total value of this issuance was $224,250. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 115,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On October 31, 2018, the Company issued a total of 30,000 common stock shares at $1.95 per share for compensation of extending the maturity date of a promissory note. The total value of this issuance was $58,500. The Company considered if the amendment of the promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 30,000 common stock shares issued as a debt discount that has been fully amortized as of December 31, 2018.

On November 7, 2018, the Company issued 41,482 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $93,750 and as of December 31, 2018, $65,781 is included in prepaid expenses and other assets.

On November 13, 2018, the Company issued 25,000 common stock shares at $2.36 per share for settlement of $59,000 accounts payable due to a vendor. The total value of this issuance was $49,250. The Company recorded a gain from settlement of $9,750.

On November 26, 2018, the Company issued 90,000 common stock shares at $2.09 per share for media and advertising services to be performed over a six-month period. The total value of this issuance was $188,100 and as of December 31, 2018, $116,540 is included in prepaid expenses and other assets.

On December 14, 2018, the Company, entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of Common Stock of the Company (the “Shares” or “Securities”) at $1.20 per Share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date, (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing of $250,000 sixty (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares.

On December 31, 2018, the Company issued a total of 20,000 common stock shares at $1.50 per share for compensation of extending the maturity date of a promissory note. The total value of this issuance was $30,000. The Company considered if the amendment of the promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 20,000 common stock shares issued as a debt discount, where $30,000 is recorded as a debt discount as of December 31, 2018.

Stock Payable

On July 7, 2018, a convertible promissory note and accrued interest totaling $263,398 was converted into 297,288 shares of common stock of the Company at a price of $0.886 per share. As of our filing of our Form 10-K for the year ended December 31, 2018, the company has not yet issued these common stock shares and has recorded a stock payable.

On November 7, 2018, the Company is to issue 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $31,250 and as of December 31, 2018 is included in stock payable. As of December 31, 2018, $21,296 is included in prepaid expense and other assets.

On December 14, 2017, the Company is to issue a $100,000 convertible promissory note to a company due June 14, 2018. In connection with issuance of this convertible promissory note, the Company is to issue 150,000 common stock shares at $2.05 per share per the terms of the convertible promissory note. As of December 31, 2018, the Company has not yet issued these common stock shares and thus the Company recorded a stock payable for $307,500.

NOTE 15 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

On September 4, 2018, Cure Pharmaceutical Holding Corp., through its subsidiary, Cure Pharmaceutical Corp. (together, the “Company”) entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of the Company’s intellectual property rights, including the Company’s patented, multi-layer oral thin film (OTF), CUREfilm™ technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. The Company will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The only significant matter of which the Company is aware of is discussed below.

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (“WCAB”) (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant is requesting relief in this matter for a one-half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. On February 13, 2019, the Company and the Applicant entered to into a Workers’ Compensation Appeals Board Compromise and Release Agreement (“Agreement”) where the Applicant was awarded a settlement amount of $8,500 relating to WCAB Case No: ADJ 10686812. Out of the settlement amount, $1,250 is to be paid to the Applicant’s attorney. On February 20, 2019, the Company received an Order Approving Compromise and Release of WCAB Case No: ADJ 10686812 based on the Agreement entered into with the Company and the Applicant.

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

Total rent expense for the years ended December 31, 2018 and 2017 was $267,754 and $294,646, respectively.

NOTE 17 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The tax reform bill that Congress voted to approve December 22, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings. The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company generated a deferred tax asset through net operating loss carry-forwards. Management of the Company’s analysis indicates the net operating losses would be subject to significant limitations pursuant to Internal Revenue Code Section 382/383. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might limit the usage or render the NOL’s completely worthless. Therefore, Management of the Company based upon Management’s evaluation has recorded a Full Valuation Reserve (100%), since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

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

The total deferred tax asset is calculated by multiplying a domestic (US) 28 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards of approximately $24,875,602, which expire through 2038. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

The provision for incomes taxes for the years ending December 31 is as follows:

	2018	2017
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows:

	2018	2017
Deferred income tax assets
Net operating loss carryforward	$7,422,809	$5,585,508
Deferred revenue	114,369	107,860
Allowance for doubtful accounts	8,929	1,306
Accrued expenses	20,781	11,346
Total deferred tax assets	7,566,888	5,706,020

Deferred income tax liabilities
State income taxes	(469,148)	(353,750)
Depreciation and amortization	(16,194)	(16,065)
Valuation allowance	(7,081,546)	(5,336,205)
Total deferred tax liabilities	(7,566,888)	(5,706,020)

Deferred income tax, net	$-	$-

Open income tax years for audit purposes (Federal and State) are from 2014 through 2018.  The Company has not been serviced with any audit notices, as of the year ended December 31, 2018.

NOTE 18 - SUBSEQUENT EVENTS

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common sock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.84 per share per the terms of this Agreement. On February 14, 2019, the Company issued 10,417 common stock shares of the Company at $3.35 per share per the terms of this Agreement.

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 sixty (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively.

On January 1, 2019, the Company amended a promissory note totaling $100,000 to extend the maturity date to June 30, 2019.  For extending the maturity date, the Company will pay an additional $2,000.

On January 7, 2019, the Company repaid two convertible promissory notes totaling $250,000, plus accrued interest of $30,466.

On January 31, 2019, the Company repaid five convertible promissory notes totaling $275,000, plus accrued interest and penalties of $47,644.

On January 31, 2019, the Company amended a promissory note totaling $150,000 to extend the maturity date to February 28, 2019. For extending the maturity date, the Company will pay $20,000.  Subsequently, on February 28, 2019, the Company amended the promissory note to extend the maturity date to April 1, 2019.  For extending the maturity date, the Company will pay an additional $20,000.

On February 1, 2019, the Company amended two convertible promissory notes totaling $600,000 to extend the maturity dates to February 28, 2019. For extending the maturity date, the Company will issue a total of 30,000 common stock shares of the Company at $2.32 price per share. In addition, the Company has paid a total of $200,000 towards the principal balance of one convertible promissory note. On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) to convert $400,000 of convertible promissory notes plus accrued interest of $71,342 into 254,779 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.

On February 13, 2019, the Company entered into Debt Conversion Agreements (“Agreements”) with thirty convertible promissory note holders totaling $1,325,000 plus accrued interest and penalties of $213,859 that were converted into 832,365 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.   As of the date of the issuance, the Company issued 349,788 common stock shares and 482, 577 common stock shares remain issuable.  In connection with the conversion of the convertible promissory notes, the Company will issue 657,655 warrants that were priced at $2.31 price per share.

On February 14, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”), where $250,000 (Two Hundred Fifty Thousand Dollars) of $650,000 (Six Hundred Fifty Thousand Dollars) of the Outstanding Balance under the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note dated August 27, 2017 (the “Note”) shall be converted into 135,135 (One Hundred Thirty-Five Thousand, One Hundred Thirty-Five) shares of Common Stock of the Company (the “Conversion Shares”) at a conversion price of $1.85 per share (a discounted rate calculated as an approximation based on 20% discount on 5 days volume weighted average price of the market rate).

On February 14, 2019, the Company entered into a First Amendment to Amended and Restated Senior Secured Promissory Note, that amends the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note effective August 27, 2017 (“Amended Agreement”) with the Note Holder (“Holder”). The Company and the Holder have agreed that the Maturity Date shall be extended to February 27, 2019 in exchange for 75,000 common stock shares of the Company at a price per share of $3.35. As long as the Borrower is not in default, the Maturity Date shall be automatically extended by the Borrower and Lender for one-month periods unless either the Borrower or the Lender notifies the other party in writing of its intention not to extend the Maturity Date, which notification must be delivered no later than 10 days prior to the then-current Maturity Date.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588 that were converted into 285,723 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.  As of the date of this issuance, the Company has not issued the 285,723 common stock shares.  In connection with the conversion of the convertible promissory notes, the Company will issue 312,500 warrants that were priced at $2.00 price per share.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $1,000,000 plus accrued interest of $94,750 that were converted into 591,757 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. In connection with the conversion of the convertible promissory notes, the Company will issue 295,879 warrants that were priced at $2.31 price per share.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $1,575,000 plus accrued interest of $18,406 that were converted into 861,301 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.

On February 19, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $425,000 plus accrued interest of $425 that were converted into 168,819 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a Company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 250,000 common stock shares of the Company at $3.39 per share.

On February 25, 2019, the Company issued 46,875 and 83,333 common stock shares of the Company at $0.74 and $1.81 per share, respectively, relating to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

                On March 31, 2019, the Company and CURE Chemistry Inc., wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Chemistry Holdings, Inc., a Delaware corporation (“Chemistry Holdings”) for the Company to acquire Chemistry Holdings pursuant to a merger of the Merger Sub with and into Chemistry Holdings (the “Merger”). Pursuant to the Merger, Chemistry Holdings will become a wholly-owned subsidiary of the Company and the stockholders of Chemistry Holdings will receive shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for all of the issued and outstanding shares of Chemistry Holdings.  Subject to the satisfaction of the certain conditions to the Merger, the Merger Agreement provides for the acquisition of Chemistry Holdings to occur on or before April 30, 2019 (the “Closing Date”).

In addition to the Merger Agreement, the Company received an investment of $2,000,000 (the “Principal Amount”) from Chemistry Holdings pursuant to a convertible note (the “Note”). If the Merger does not close by April 30, 2019, the Note will convert into 598,802 shares of the Common Stock on May 1, 2019 at a conversion price of $3.34.  If the Merger closes by April 30, 2019, the Note will become an intercompany payable and will be cancelled without any shares of Common Stock being issued.

