Form 10-Q
period 2019-03-31
Cure Pharmaceutical Holding Corp.
filed 2019-05-20
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

On May 13, 2019, we had 30,547,469 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,593,976	$500,962
Accounts receivable, net	-	102,799
Inventory	39,801	37,776
Prepaid expenses and other assets	965,641	946,386
Total current assets	3,599,418	1,587,923

Property and equipment, net	296,825	299,910
Intellectual property and patents, net	1,212,961	1,206,011
Prepaid expenses and other assets	133,116	232,407
Other assets	59,153	69,837

Total assets	$5,301,473	$3,396,088

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$861,614	$774,387
Accrued expenses	274,491	508,733
Loan payable	66,842	105,125
Notes payable, net	699,375	920,000
Convertible promissory notes, net	2,374,999	5,242,431
Derivative Liability	770,248	617,628
Deferred revenue	311,275	383,275
Total current liabilities	5,358,844	8,551,579

License Fees	97,500	-

Total liabilities	5,456,344	8,551,579

Commitments and Contingencies (see Note 14)

Stockholders' deficit:
Common stock: $0.001 par value; authorized 75,000,000 shares; 30,366,794 shares and 26,784,019 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	30,367	26,785
Additional paid-in capital	37,097,902	23,424,737
Stock payable	2,004,307	645,575
Accumulated deficit	(39,297,168)	(29,269,000)
Total CURE Pharmaceutical Holding Corp stockholders’ deficit	(164,592)	(5,171,903)

Noncontrolling interest	9,721	16,412

Total stockholders' deficit	(154,871)	(5,155,491)

Total liabilities and stockholders' deficit	$5,301,473	$3,396,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Net product sales	$-	$69,322
Consulting research & development income	72,000	35,692
Shipping and other sales	2,500	-
Total revenues	74,500	105,014

Cost of goods sold:
Cost of goods sold	2,584	59,086

Gross profit	71,916	45,928

Operating expenses:
Research and development expenses	360,870	426,529
Selling, general and administrative expenses	2,365,086	1,018,510

Total operating expenses	2,725,956	1,445,039

Net Operating (loss) before other income (expense)	(2,654,040)	(1,399,111)

Other income (expense):
Interest income	-	-
Other income	-	7,533
Change in fair value of derivative liability	(152,620)	24,777
Other expense	(271,201)	(107,881)
Interest expense	(3,297,480)	(433,830)
Loss on conversion of convertible promissory notes	(3,659,518)	-

Other income (expense)	(7,380,819)	(509,401)

Net loss before income taxes	(10,034,859)	(1,908,512)

Provision for income taxes	-	-

Net loss	(10,034,859)	(1,908,512)

Net loss attributable to non-controlling interest	(6,691)	(6,676)

Net loss attributable to Cure Pharmaceutical Holding Corp.	(10,028,168)	(1,901,836)

Net loss per share, basic
Basic and diluted	$(0.35)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	28,595,784	23,937,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2018	26,784,019	$26,785	$23,424,737	$645,575	$(29,269,000)	$16,412	$(5,155,491)
Issuance of common stock for professional services	86,744	87	165,371	355,952			521,410
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	105	320,744				320,849
Issuance of common stock for conversion of convertible promissory notes	2,844,156	2,844	8,620,784	938,260			9,561,888
Issuance of common stock from the equity incentive plan	130,208	130	(130)				-
Issuance of common stock for cash	416,667	416	499,584				500,000
Issuance of common stock for cancellation of accounts payable				64,520			64,520
Warrants granted			3,035,190				3,035,190
Beneficial conversion features			801,331				801,331
Fair value of stock options and restricted stock granted			230,291				230,291
Noncontrolling interest of Oak Therapeutics, Inc.						(6,691)	(6,691)
Net loss					(10,028,168)		(10,028,168)
Balance, March 31, 2019	30,366,794	$30,367	$37,097,902	$2,004,307	$(39,297,168)	$9,721	$(154,871)

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2017	23,901,252	$23,902	$16,483,632	$324,995	$(18,868,599)	$46,885	$(1,989,185)
Issuance of common stock for professional services	50,000	50	73,950	1,228,333			1,302,333
Warrants granted			37,137				37,137
Beneficial conversion features			646,126				646,126
Noncontrolling interest of Oak Therapeutics, Inc.						(6,676)	(6,676)
Net loss					(1,901,836)		(1,901,836)
Balance, March 31, 2018	23,951,252	$23,952	$17,240,845	$1,553,328	$(20,770,435)	$40,209	$(1,912,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,034,859)	$(1,908,512)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	91,833	-
Stock based compensation - prepaid	468,146	237,689
Stock issued for amending convertible promissory notes	320,850	-
Loss on conversion of convertible promissory notes	3,659,518	-
Warrant expense from convertible promissory notes	2,173,056	-
Depreciation and amortization	40,437	34,954
Amortization of loan discounts	488,274	360,089
Recovery of bad debt expense	(7,500)	-
Inventory reserve for obsolesce	2,436	-
Change of fair value in derivative liabilities	152,620	(24,777)
Fair value of vested stock options	230,291	-
Warrants granted for commission expense	590,933	37,137
Warrants granted for broker fee expense	271,201	-

Change in other assets and liabilities:
Accounts receivable	110,299	(35,543)
Inventory	(4,461)	(24,991)
Prepaid expenses and other assets	41,466	58,813
Other assets	10,684	8,687
Accounts payable	151,747	14,225
Accrued expenses	193,128	53,621
Deferred revenue	(72,000)	35,022
License fees	97,500	-

Cash used in operating activities	(1,024,401)	(1,153,586)

Cash flows from investing activities
Purchase in intangible assets	(21,180)	(6,638)
Acquisition of property and equipment, net	(23,122)	(15,549)

Cash used in investing activities	(44,302)	(22,187)

Cash flows from financing activities
Proceeds from convertible notes payable	3,425,000	2,025,000
Proceeds from common stock issuance	500,000	-
Repayment of convertible notes payable	(725,000)	-
Repayment of loans payable	(38,283)	(116,899)

Cash provided by financing activities	3,161,717	1,908,101

Net increase in cash and cash equivalents	2,093,014	732,328

Cash and cash equivalents, beginning of period	500,962	108,249

Cash and cash equivalents, end of period	$2,593,976	$840,577

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$81,341	$19,973
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expense	$-	$1,323,562
Warrants granted for discount on convertible promissory notes	$-	$646,127
Common stock issued for conversion of promissory notes and accrued interest	$5,373,781	$-
Common stock payable for note conversion	$528,589	$-
Common issued for settlement of accounts payable	$64,520	$-
Beneficial conversion features for convertible promissory notes	$801,331	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp., its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“Oak”) (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is an emerging growth company focusing on drug formulation and delivery technology company that researches and manufactures novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

We currently have two commercial products and several development programs underway:

Background

CURE, formerly known as Makkanotti Group Corp, was incorporated in the State of Nevada on May 15, 2014. The Company was originally formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Company changed its name to CURE Pharmaceutical Holding Corp.

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

We licensed our technology available to a private company, Oak Therapeutics (“Oak”), to develop products for sale in the developing world (“Territory”). On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patent rights in the Territory, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we owned approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Due to the lack of performance by Oak under the license agreement, on April 15, 2019, we terminated all contractual relationships with Oak, including the license and surrendered our Oak shares to Oak. Further information can be found in NOTE 15 – SUBSEQUENT EVENTS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principle of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“OAK”), collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents. At March 31, 2019 and December 31, 2018, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

On December 6, 2016, the Company entered into a Joint Venture Agreement (“Joint Venture”) with Pace Wellness, Inc. (“Pace”) to jointly develop three Active Pharmaceutical Ingredients (“API”) within the nonprescription and/or Over-the-Counter (OTC) medicines specifically utilizing the Company’s patented and proprietary CUREFilm™ Technology. The three API’s to be jointly developed are Diphenhydramine HCL, Omeprazole and a third API to be determined at a later date (“Products”). Pace shall be the exclusive global distributor of the Products under the Solves Strips® branding or other private or branded labels. All benefits, advantages, and liabilities derived from, or incurred in respect of the Joint Venture shall be borne by the parties in proportion of their respective participating interests of 50/50 equal interest. As of March 31, 2019, the Company has only contributed $5,000 to the Joint Venture. The Company is looking to dissolve this Joint Venture due to Pace’s insolvency and we are no longer looking to develop these Products.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At March 31, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $0 and $7,500, respectively.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of March 31, 2019 or December 31, 2018.

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

The Company’s formulation and product development income include services for the development of OTF products utilizing our CureFilm™ Technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

Deferred revenue is shown separately in the condensed consolidated balance sheets. At March 31, 2019 and December 31, 2018 we had deferred revenues of $311,275 and $383,275, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company did not record advertising costs for the three months periods ended March 31, 2019 and 2018.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $360,870 and $426,529 for the three months periods ended March 31, 2019 and 2018, respectively.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2019 and December 31, 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Year ended December 31,
	March 31, 2019	December 31, 2018

Restricted stock and stock options outstanding	-	97,742
Warrants	90,000	2,879,695
Shares to be issued upon conversion of convertible payable	115,047	236,475

Total	205,047	3,213,912

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, we had a significant accumulated deficit of approximately $39.3 million and a negative working capital of approximately $1.8 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses as we execute our commercialization and research and development plans, as well as strategic and business development initiatives. In addition, we have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common and preferred stock, combined with or without warrants, the sale of notes, revenue provided from our license agreements and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise between $8,000,000 to $10,000,000 in capital over the next 12 months through a merger and $1,000,000 to $2,000,000 through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 to 18 months. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Recently Issued Standards

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

The new standard provides optional practical expedients in transition. We expect to only elect the "package of practical expedients" where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting and we do not expect to elect any of these practical expedients on adoption. We continue to assess the impact of the new standard and believe it will not have a material effect on the condensed consolidated balance sheet.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU. 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two‑step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 becomes effective for the Company on January 1, 2020 with early adoption permitted and will be applied prospectively.

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

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$27,094	$25,297
Packaging components	7,687	7,687
Work-in-process	8,162	8,162
	42,943	41,146
Reserve for obsolescence	(3,142)	(3,370)
Total inventory	$39,801	$37,776

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2019 and December 31, 2018, prepaid expenses and other assets consisted of the following:

	March 31, 2019	December 31, 2018

Prepaid consulting services– stock-based compensation	$897,313	$935,883
Prepaid consulting services	73,667	82,167
Prepaid insurance	87,911	120,877
Other receivables	2,666	2,666
Prepaid expenses	37,200	37,200
Prepaid expenses and other assets	1,098,757	1,178,793
Current portion of prepaid expenses and other assets	(965,641)	(946,386)
Prepaid expenses and other assets less current portion	$133,116	$232,407

NOTE 5 - PROPERTY AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018

Manufacturing equipment	$857,612	$841,098
Computer and other equipment	186,655	183,346
Leasehold improvements	51,788	48,488
Less accumulated depreciation	(799,230)	(773,022)
Property and Equipment, net	$296,825	$299,910

For the three months periods ended March 31, 2019 and 2018, depreciation expense amounted to $26,207 and $24,055, respectively, which includes depreciation of $0 and $2,160 for capitalized leased assets for each of the periods ended, respectively. Accumulated depreciation for property held under capital leases were $43,201 and $39,337 for the three months periods ended March 31, 2019 and 2018, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company incurred $21,180 and $6,638 of legal patent costs that were capitalized during the three months periods ended March 31, 2019 and 2018, respectively. In addition, the Company did not purchase any patents through issuance of common stock shares of the Company for the three months period ended March 31, 2019. The Company purchased $280,100 of patents through the issuance of 200,000 common stock shares of the Company during the year ended December 31, 2018.

Intangible Asset Summary

The following table summarizes the estimated fair values as of March 31, 2019 of the identifiable intangible assets acquired, their useful life, and method of amortization:

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Three Months Amortization Expense
Intellectual Property	$814,582	14.41	$10,206
Patents	600,344	17.96	4,024
Total	$1,414,926		$14,230
Less: accumulated amortization	(201,965)
Intellectual property and patents, net	1,212,961
Less: pending patents not subject to amortization	(272,415)
Net intangible assets subject to amortization	$940,546

The net intangible asset was $1,212,961, net of accumulated amortization of $201,965, as of March 31, 2019. Amortization expense was $14,230 and $10,899 for the three months periods ended March 31, 2019 and 2018, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2019	$43,950
2020	58,600
2021	58,600
2022	58,600
2023	58,600
Thereafter	662,196
Total Amortization	$940,546

NOTE 7 – LOAN PAYABLE

Loan payable consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Notes to a company due September 29, 2019, including interest at 6.00% per annum; unsecured; interest due monthly	$66,842	$105,125
Current portion of loan payable	(66,842)	(105,125)
Loan payable, less current portion	$-	$-

Interest expense for the three months periods ended March 31, 2019 and 2018 was $2,230 and $800, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Note to a company amended on August 27, 2017 and February 27, 2019, due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property	$400,000	$650,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50,000	50,000
Note to an individual due April 1, 2019, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker. This note and accrued interest was repaid on April 2, 2019,	150,000	150,000

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

	100,000	100,000
	700,000	950,000

Unamortized discount	(625)	(30,000)
Current portion of loan payable	(699,375)	(920,000)
Loan payable, less current portion	$-	$-

Interest expense for the three month periods ended March 31, 2019 and 2018 was $21,661 and $19,027, respectively.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at March 31, 2019 and December 31, 2018:

March 31, 2019	December 31, 2018

Convertible promissory notes totaling $1,400,000 due between December 31, 2018 and February 28, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between December 31, 2018 and February 28, 2019. A total of $250,000 convertible promissory notes was repaid in 2018 and $450,000 convertible promissory notes were repaid in 2019. A total $400,000 of convertible promissory notes plus accrued interest of $71,342 have been converted in to 254,779 common stock shares of the Company in 2019. Remaining $550,000 of convertible promissory notes are currently in default.

$550,000	$1,400,000

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

-	2,025,000

Convertible promissory note totaling $500,000 due April 30, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at a price per share (the “ Voluntary Conversion PPS “) equal to 75% of the average of the closing prices of the Company’s Common Stock on the OTC Market (or any other market on which the common stock of the Company is then listed for trading) over the thirty (30) consecutive trading days prior to the delivery of the notice of conversion by the Investor to the Company, or, if at the time of such conversion the shares of the Company’s Common Stock are not listed for trading, then the entire then outstanding Investment Amount shall be converted into that number of shares of the most senior class of shares of the Company existing at the time of such conversion, at a price per share equal to 75% of the fair market value of such Common Stock as shall be determined by the Board of Directors based on, among others, a valuation prepared by an independent third party and which shall have been submitted to the Company not more than 90 days prior to the date of such determination by the Board of Directors. In the event of the consummation by the Company, on or before the Maturity Date, of a transaction or series of related transactions in which the Company issues equity securities of the Company in consideration of at least US$4,000,000 (a “ Financing “), the then outstanding Investment Amount not previously converted hereunder shall be automatically converted, immediately prior to (but conditioned upon) the consummation of such Financing, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by a price per share equal to 75% of the lowest price per share paid to the Company in the Financing. In the event the Financing is not consummated by the Maturity Date, then the outstanding Investment Amount as of the Maturity Date not previously converted hereunder shall be automatically converted, on the Maturity Date, into such number of shares (or a sub-class thereof) issued by the Company in the Financing, equal to the outstanding Investment Amount divided by the Voluntary Conversion PPS. This convertible promissory note and accrued interest was repaid on April 29, 2019.

500,000	500,000

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

-	500,000

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

	-	575,000

Convertible promissory notes totaling $2,000,000 due October 31, 2019, interest payable at 9% per annum; unsecured; principal and accrued interest convertible into common stock at either the price per share equal to the average closing price of the Company’s Common Stock on the OTC Markets for the five consecutive trading days prior to the delivery of a Notice of Conversion (“Optional Conversion”) or price per share equal to 75% of the price of the Company’s next bona fide sale of its preferred stock or Common Stock in excess of $4,000,000 in gross proceeds, in one transaction or a series of related transactions, which offering definitively sets a price per share of the Company’s Common Stock or preferred stock and enables the Company to list its common stock on a national securities exchange; accrued interest to be paid quarterly beginning December 31, 2018, which has not yet been paid. In 2019, the noteholder of this convertible promissory note entered into a debt conversion agreement to convert this convertible promissory note plus accrued interest into common stock shares of the Company at a $1.85 conversion price.

	-	575,000

Convertible demand note totaling $2,000,000 due on demand at any time after the earlier of (i) an Event of Default, (ii) the closing of a proposed merger (the “Merger”) of a wholly-owned subsidiary of the Company with and into Chemistry Holdings, Inc., a Delaware corporation, and (iii) May 13, 2019 if a binding definitive agreement and plan of merger with respect to the Merger has not been executed by that date, in each case if this Note has not previously converted into Common Stock. If the Merger has not been consummated by May 13, 2019, the outstanding principal balance of this Note (the “Outstanding Balance”) shall automatically be converted (the “Conversion”) into shares of common stock, par value $0.001 per share, of the Company at a price per share equal to $3.34 (the “Conversion Price”) effective as of May 13, 2019 (the “Conversion Date”), and the Outstanding Balance shall thereafter be considered repaid in full. Please see Note 15 - Subsequent Events footnote for further information.

	2,000,000	-
	3,050,000	5,575,000

Unamortized discount	(675,001)	(332,569)
Current portion of convertible promissory notes	2,374,999	5,242,431
Convertible promissory notes, less current portion	$-	$-

During the three month periods ended March 31, 2019 and 2018, the Company incurred $458,899 and $147,608, respectively, amortization of discount. Interest expense for the three month periods ended March 31, 2019 and 2018 was $72,813 and $303,174, respectively.

NOTE 10 – DERIVATIVE LIABILITY

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

The following table summarizes fair value measurements by level at March 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$770,248	$-	$-	$770,248

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$617,628	$-	$-	$617,628

The Company has issued convertible promissory notes during 2018 and 2017. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term. The assumptions used in valuing the derivative liability during 2019 were as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.23%
Expected stock price volatility	138.42%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2017 to March 31, 2019:

Fair value of derivative liabilities
Balance at December 31, 2017	$90,738
Initial fair value of derivative liability recorded as debt discount	297,599
Loss on change in fair value included in earnings	229,291
Balance at December 31, 2018	617,628
Loss on change in fair value included in earnings	152,620
Balance at March 31, 2019	$770,248

NOTE 11 – STOCK BASED AWARDS

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

The Company did not issue any Restricted Common Stock (“RCS”), Nonstatutory Stock Options (“NSO”) or Incentive Stock Options (“ISO”) to any employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants during the three months period ended March 31, 2019. Vesting period for awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2017	2,313,050	0.79	9.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(89,544)	0.74	-
Outstanding, December 31, 2018	2,223,506	0.79	9.02
Exercisable at December 31, 2018	982,934	0.81	9.02

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61 - $1.81	2,223,506	9.02	$0.79	982,934	$0.81
	2,223,506	9.02	$0.79	982,934	$0.81

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2019 was $7,926.

The aggregate grant date fair value of options granted during the three months ended March 31, 2019 and year ended December 31, 2018 amounted to $1,488,070 and $1,541,353, respectively. Compensation expense related to stock options was $94,041 and $0 for the three months periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the total unrecognized fair value compensation cost related to unvested stock options was $817,722, which is to be recognized over a remaining weighted average period of approximately 9.02 years.

The weighted-average fair value of options granted during the three months ended March 31, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.23%	2.51%
Expected stock price volatility	138.42%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares was $136,250 and $0 for the three months periods ended March 31, 2019 and 2018, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	317,708	1.44
Granted	-	-
Vested	(93,750)	1.44
Forfeited/Expired	-	-
Non-vested, March 31, 2019	223,958	1.44

NOTE 12 – WARRANT AGREEMENTS

On February 13, 2019, the Company issued 657,655 warrants at a fair market value of $1,792,965 and with an exercise price of $2.31 per share in connection with the conversion of $1,325,000 convertible promissory notes.

On February 13, 2019, the Company issued 99,476 warrants at a fair market value of $271,202 and with an exercise price of $2.31 per share in connection with the broker fees earned from the conversion of $1,325,000 convertible promissory notes.

On February 15, 2019, the Company issued 312,500 warrants at a fair market value of $866,620 and with an exercise price of $2.00 per share in connection with the conversion of $500,000 convertible promissory notes.

On February 15, 2019, the Company issued 295,879 warrants at a fair market value of $814,834 and with an exercise price of $2.31 per share in connection with the conversion of $1,000,000 convertible promissory notes.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	5,340,751	2.20	3.80
Granted	1,365,510	2.24	3.33
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2019	6,706,261	2.01	2.08
Exercisable at March 31, 2019	5,682,261	2.01	2.15

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 – $7.00	6,706,261	2.08	$2.01	5,682,261	$2.01
	5,340,751	2.08	$2.01	5,682,261	$2.01

The weighted-average fair value of warrants granted to during the three months ended March 31, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	March 31, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.23%	2.51%
Expected stock price volatility	138.42%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Share Issuances

On January 1, 2019, the Company issued 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $31,249 and as of March 31, 2019, $6,388 is included in prepaid expenses and other assets.

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.84 per share per the terms of this Agreement. On February 14, 2019, the Company issued 10,417 common stock shares of the Company at $3.35 per share per the terms of this Agreement.

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

On February 1, 2019, the Company amended two convertible promissory notes totaling $600,000 to extend the maturity dates to February 28, 2019. For extending the maturity date, the Company will issue a total of 30,000 common stock shares of the Company at $2.32 price per share. The total value of this issuance was $69,600. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 30,000 common stock shares issued as a debt discount that has been fully amortized as of March 31, 2019.

On February 13, 2019, the Company entered into Debt Conversion Agreements (“Agreements”) with thirty convertible promissory note holders totaling $1,325,000 plus accrued interest and penalties of $213,859 that were converted into 832,365 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $812,241. In connection with the conversion of the convertible promissory notes, the Company will issue 657,655 warrants that were priced at $2.31 price per share.

On February 14, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”), where $250,000 (Two Hundred Fifty Thousand Dollars) of $650,000 (Six Hundred Fifty Thousand Dollars) of the Outstanding Balance under the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note dated August 27, 2017 (the “Note”) shall be converted into 135,135 (One Hundred Thirty-Five Thousand, One Hundred Thirty-Five) shares of Common Stock of the Company (the “Conversion Shares”) at a conversion price of $1.85 per share (a discounted rate calculated as an approximation based on 20% discount on 5 days volume weighted average price of the market rate). As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $201,351.

On February 14, 2019, the Company entered into a First Amendment to Amended and Restated Senior Secured Promissory Note, that amends the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note effective August 27, 2017 (“Amended Agreement”) with the Note Holder (“Holder”). The Company and the Holder have agreed that the Maturity Date shall be extended to February 27, 2019 in exchange for 75,000 common stock shares of the Company at a price per share of $3.35. The total value of this issuance was $251,250. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 75,000 common stock shares issued as a debt discount that has been fully amortized as of March 31, 2019.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) to convert $400,000 of convertible promissory notes plus accrued interest of $71,342 into 254,779 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $630,238.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $1,000,000 plus accrued interest of $94,750 that were converted into 591,757 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $860,087. In connection with the conversion of the convertible promissory notes, the Company will issue 295,879 warrants that were priced at $2.31 price per share.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $1,575,000 plus accrued interest of $18,406 that were converted into 861,301 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $745,929.

On February 19, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $425,000 plus accrued interest of $425 that were converted into 168,819 common stock shares of the Company with a conversion price per share $2.52 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days.

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

Stock Payable

On January 4, 2019, the Company entered into a Consulting Agreement (“Agreement”) with an individual. Per the terms of the Agreement, the Company is to issue 45,000 common stock shares of the Company for providing investor relations services. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares and has recorded a stock payable of $68,400.

On January 15, 2019, the Company entered into an Advisory Consulting Agreement (“Agreement”) with an individual. Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company for providing investor relations services. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares and has recorded a stock payable of $92,000.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588 that were converted into 285,723 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares and has recorded a stock payable of $528,588. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $409,672. In connection with the conversion of the convertible promissory notes, the Company will issue 312,500 warrants that were priced at $2.00 price per share.

On February 26, 2019, the Company entered into a Media Advertising Agreement (“Agreement”). Per the terms of the Agreement, the Company was to issue 60,000 common stock shares at $3.78 per share for providing media and advertising services over a six month period. The total value of these issuances was $226,800 and as of March 31, 2019, $185,450 is included in prepaid expenses and other assets. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares and has recorded a stock payable of $226,800.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation:

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The only significant matter of which the Company is aware of is discussed below.

On May 22, 2017, Sandy Sierra Garate (“Applicant”), an employee of the Company, filed an application for benefits due to serious and willful misconduct of the employer pursuant to labor code section 4553 with the State of California Workers’ Compensation Appeals Board (“WCAB”) (WCAB Case No: ADJ 10686812) resulting in injury arising out of and in the course of the Applicant’s employment on August 5, 2016. The Applicant was requesting relief in this matter for a one-half increase in all compensation recoverable in connection with the injury of August 5, 2016, for the allowance of costs and expenses in an amount to be determined and for such further relief as is deemed appropriate. On February 13, 2019, the Company and the Applicant entered to into a Workers’ Compensation Appeals Board Compromise and Release Agreement (“Agreement”) where the Applicant was awarded a settlement amount of $8,500 relating to WCAB Case No: ADJ 10686812. Out of the settlement amount, $1,250 is to be paid to the Applicant’s attorney. On February 20, 2019, the Company received an Order Approving Compromise and Release of WCAB Case No: ADJ 10686812 based on the Agreement entered into with the Company and the Applicant.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

Total rent expense for the three months periods ended March 31, 2019 and 2018 was $63,028 and $74,178, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 150,000 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $495,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On April 9, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 100,000 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $330,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On April 12, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 15,152 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $50,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 60,606 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $200,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 15,152 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $50,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On April 15, 2019, the Company entered into a Termination and Release Agreement (“Agreement”) with Oak Therapeutics (“Oak”) to surrender all of its Oak shares to Oak and terminating any rights the Company might have to acquire additional shares or interest in Oak. The parties terminated all contractual relationships between them, whether written or verbal, express or implied. All license or other rights previously granted by Oak to the Company or the Company to Oak were terminated, including all licenses or rights of any kind granted by the Company.

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 127,273 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $420,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On May 6, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 15,151 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $50,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On May 13, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 45,455 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $150,000. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the company has not yet issued these common stock shares.

On May 14, 2019 (the “Closing Date”), Cure Pharmaceutical Holding Corp., a Nevada corporation (the “Company”), and CURE Chemistry Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with Chemistry Holdings, Inc., a Delaware corporation (“Chemistry Holdings”). As agreed in the Merger Agreement, the Company acquired Chemistry Holdings pursuant to a merger of the Merger Sub with and into Chemistry Holdings (the “Merger”). Pursuant to the Merger, Chemistry Holdings became a wholly-owned subsidiary of the Company and the stockholders of Chemistry Holdings received shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase Common Stock in exchange for all of the issued and outstanding shares of Chemistry Holdings.

In connection with signing the Merger Agreement, the Company received an investment of $2,000,000 (the “Principal Amount”) from Chemistry Holdings pursuant to a convertible note (the “Note”). Such Note, on the Closing Date, supersedes the amended convertible note executed on April 30, 2019 and became an intercompany payable and will be cancelled. As a condition to closing, Chemistry Holdings had a cash balance at closing of at least $8,000,000 plus the amount of certain liabilities and expenses (the “Closing Cash Requirement”).

The maximum number of shares of Common Stock that may be issued to the stockholders of Chemistry Holdings in connection with the Merger, including escrowed shares and shares issuable pursuant to earn-out provisions and warrants, is 32,072,283 shares allocated as follows: (i) 5,700,000 shares of Common Stock as upfront consideration issued at the Closing (the “Upfront Consideration”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones; (iii) 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations; (iv) 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals; and (v) 8,018,071 shares issuable upon exercise of warrants that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the Closing Date.

In addition, certain stockholders of Chemistry Holdings agreed to return to the Company certain shares of Common Stock (approximately 231,294 shares) in satisfaction of their tax withholding obligations related to the exercise of Chemistry Holdings stock options in connection with the Merger.

Unaudited pro forma results of operations for the three months ended March 31, 2019 and 2018, as if the Company and Chemistry Holdings had been combined as of the beginning of the period, follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	CURE Pharmaceutical Holding Corp for the Three Months Ended March 31, 2019	Chemistry Holdings Inc for the Three Months Ended March 31, 2019	Chemistry Spirits LLC for the Three Months Ended March 31, 2019	Chemistry Labs LLC for the Three Months Ended March 31, 2019	Consolidated
Net revenues	$74,500	$-	$-	$-	$74,500
Net loss	(10,028,168)	(5,054)	(2,137)	(26,323)	(10,061,682)

Net loss per share, basic and diluted	$(0.17)	$-	$-	$-	$(0.17)

	CURE Pharmaceutical Holding Corp for the Three Months Ended March 31, 2018	Chemistry Holdings Inc for the Three Months Ended March 31, 2018	Chemistry Spirits LLC for the Three Months Ended March 31, 2018	Chemistry Labs LLC for the Three Months Ended March 31, 2018	Consolidated
Net revenues	$105,014	$-	$-	$326,172	$431,186
Net income (loss)	(1,901,836)	21,599	(88,535)	29,347	(1,939,425)

Net loss per share, basic and diluted	$(0.03)	$-	$-	$-	$(0.03)

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

BUSINESS

Overview

We are a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

CURE 5079 (CUREfilm Sleep – Commercially Launched)

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under the brand name “Sleep Stripzzz”. The distribution rights were exclusive through the end of 2018. A purchase order was placed on February 22, 2018 and we are seeking additional distributors.

CURE 5003 (CUREfilm Blue)

We are developing a sildenafil CUREfilm ODF for oral administration. The product, which will be launched for the treatment of erectile disorder, is in early stage clinical development with human studies planned in 2019. We completed a pre-IND meeting with the FDA on March 21, 2019.

CURE 5067 (CUREfilm D)

We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration. On February 18, 2017, we entered into an exclusive 5-year license and distribution agreement with Meroven Limited in the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa. On April 30, 2019, we entered into a supply agreement with Meroven Limited for this product for distribution in the United States. The product is currently in the optimization development stage.

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

The pharmaceutical industry is facing ever-growing R&D expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 55 NMEs approved in 2018. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments dwarves those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

In addition to these challenges, many marketed drugs are coming off-patent, creating a need to fill revenue gaps. Novel dosage forms can offer strategies for surviving patent cliffs by extending market exclusivity when they address a bona fide unmet need.

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

Our Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model in the following categories:

Pharmaceuticals

We partner with companies that are responsible for marketing and distribution of the products we develop and manufacture. On a case-by-case basis, we may be responsible for clinical development and regulatory approval with the FDA and/or other regulatory bodies. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are pursuing products with 505(b)(2) approval pathways such as our Sildenafil ODF – CUREfilm Blue. While we currently manufacture nutraceutical products in our state-of-the-art cGMP oral dissolving film manufacturing facility, we are undertaking steps to manufacture pharmaceutical products for commercial use.

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

Technology Platform Expansion

As a drug delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. On March 31, 2019, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Chemistry Holdings, Inc., a Delaware corporation (“Chemistry Holdings”) to acquire Chemistry Holdings, with a closing date to complete the transaction on May 13, 2019. Chemistry Holdings is a formulation technology company that is developing innovative delivery systems for nutraceutical, pharmaceutical and other industries. There is an increased demand for solid, chewable or dissolvable products for immediate and controlled-release, oral delivery of active ingredients and particularly poorly soluble active pharmaceutical ingredients. However, such dosage forms can pose challenges such as (i) stability of the active ingredient, (ii) overall integrity and shelf life of the product, and (iii) palatability. Chemistry Holdings is developing a novel biopolymer technology for both liquid encapsulation and microencapsulation of dry powders, which are designed to improve the stability and solubility of active ingredients. Encapsulated active ingredients can then be formulated in various final dosage forms including oral thin film. This technology extends our technology platform beyond oral soluble films, to chewables and fast dissolving tablets along with micro- and nano-encapsulation methods. Further information can be found in NOTE 15 – SUBSEQUENT EVENTS.

Underserved Patient Populations

On November 10, 2017, we received 269,000 shares of Oak Therapeutics as consideration for an exclusive license to certain patents rights and trademarks of CURE for the commercialization of products in developing nations as defined in the 2013 International Statistics Institute. As a result of this transaction, we own approximately 63% of Oak’s outstanding shares and have consolidated Oak’s financial statements as of the fourth quarter 2017. Due to the lack of performance by Oak under the license agreement, on April 15, 2019, we terminated all contractual relationships with Oak, including the exclusive license and we surrendered our Oak shares to Oak. Further information can be found in NOTE 15 – SUBSEQUENT EVENTS.

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

We own or have exclusive rights to ten (11) issued patents, eight (8) pending applications in the United States, one (1) pending application in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to (1) a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film, (2) edible films for administration of medicaments to animals, (3) methods for modulating dissolution, bioavailability, bioequivalence, (4) pharmaceutical composition and method of manufacturing, (5) pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient, (6) multi-layered high dosage dissolvable film for oral administration, (7) thin films with high load of active ingredient, (8) high dosage dissolvable films for oral administration, (9) methods and composition for improving sleep, (10) oral dissolvable film that includes plant extracts and (10) rapidly disintegrating film matrix for moisture sensitive compounds.

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

Employees

As of the date of this filing, we have 16 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2019 and 2018

Revenues for the three months ended March 31, 2019 was $74,500 as compared to $105,014 for the three months ended March 31, 2018. The decrease was principally due to the Company seeing a decrease in orders from ID Life, LLC for Sleep Strips. However, the Company experienced an increase in research and development income as the Company successfully completed phases I of our research and development agreement with Canopy Growth Corporation. for the development of a CBD OTF and with Isagenix for the development of CURE 5209 during the 1st quarter of 2019.

Cost of Goods Sold

Cost of goods sold was $2,584 in the three months ended March 31, 2019 compared to 59,086 in the three months ended March 31, 2018. Cost of goods sold decreased by $56,502 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to the Company not generating revenue from ID Life during the three months ended March 31, 2019 as where the company did incur revenues during the three months ended March 31, 2018.

Research and Development Expenses

For the three months ended March 31, 2019, research and development expenses decreased to $360,870 compared to the three months ended March 31, 2018 of $426,529. The decrease in research and development expenses is mainly due to the Company no longer developing a PEA CUREfilm as this development project has been canceled as well as not incurring costs associated with the preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. However, the decrease in these projects was offset with the continuous development of CURE 5003 (CUREfilm Blue), CURE 5067 (CUREfilm D), CURE 5200, CURE 5209 and CURE 5210 (CUREfilm Beta-Caryophyllene) during the three months ended March 31, 2019.

Selling, General and Administrative Expenses

Our expenses for the three months ended March 31, 2019 are summarized as follows in comparison to our expenses for the three months ended March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018

Consulting	$1,232,193	$345,296
Salaries and wages	246,713	256,841
Selling, general and administrative	312,960	231,057
Professional and investor relations	342,929	185,316
Noncash compensation	230,291	-
Total operating expenses	$2,365,086	$1,018,510

Consulting

Consulting expense increased by $886,897 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was due to the Company increasing the number of consultants used during the three months ended March 31, 2018 compared to the same period in 2018. In addition, majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time as well as the recording of the fair market value of warrants vested during the three months ended March 31, 2019 for services performed.

Salaries and wages

Salaries and wages expense decreased by approximately $10,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This was due two less officers employed during the three months ended March 31, 2019 compared to the same period in 2018. However, this decrease in officers was offset by the Company recognizing a full quarters worth of salary during the three months ended March 31, 2019 for two officers hired during the three months ended March 31, 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by approximately $82,000 for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was due to the following factors: (i) increase in our D&O insurance as the Company increased coverage by getting an excess D&O policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in conference expenses as the Company attending more conferences in the three months ended March 31, 2019 compared to the same period in 2018.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $158,000 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three months ended March 31, 2019 compared to the same period in 2018 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $230,000 for the three months ended March 31, 2019 as compared to the three months ended December 31, 2018. This was primarily due to the Company recording the fair value of vested stock options and vested restricted stock issued from our 2017 Equity Incentive Plan during the three months ended March 31, 2019. The Company did not issue any stock options or restricted stock from our 2017 Equity Incentive Plan during the same period in 2018.

Other Expense/Income

Other expense increased by approximately $6.8 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This was mainly due to (i) recording of fair value of warrants issued relating to convertible promissory notes (ii) change in the warrant values relating to convertible promissory notes and (iii) a loss on conversion on convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

For the Three Months ended March 31, 2019

Working Capital Deficit

	March 31, 2019	December 31, 2018
Current assets	$3,599,418	$1,587,923
Current liabilities	(5,358,844)	(8,551,579)
Working capital (deficiency)	$(1,759,426)	$(6,963,656)

Working capital deficit as of March 31, 2019 was approximately $1.8 million, as compared to a working capital deficit of approximately $7 million as of December 31, 2018. As of March 31, 2019, current assets were approximately $3.6 million, primarily attributable to (i) an increase in cash of approximately $2 million primarily due to the issuance of new convertible debt. As of December 31, 2018, current assets were approximately $1.6 million, primarily attributable to (i) an increase in cash of approximately $0.4 million primarily due to the issuance of new convertible debt and (ii) an increase in prepaid expenses of approximately $0.4 million primarily due to prepaid stock-based compensation.

As of March 31, 2019, current liabilities were approximately $5.4 million, comprised primarily of (i) approximately $3.1 million in notes and convertible notes payable, (ii) $0.8 million in derivative liability, (iii) approximately $0.8 million in accounts payable; and (iv) approximately $0.3 million in accrued expenses. Comparatively, as of December 31, 2018, current liabilities were approximately $8.6 million, comprised primarily of (i) approximately $6.2 million in notes and convertible notes payable, (ii) $0.6 million in derivative liability, (iii) approximately $0.8 million in accounts payable; and (iv) approximately $0.5 million in accrued expenses.

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net cash used in operating activities	$(1,024,401)	$(1,153,586)
Net cash used in investing activities	(44,302)	(22,187)
Net cash provided by financing activities	3,161,717	1,908,101
Increase in cash	$2,093,014	$732,328

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1 million during the three months ended March 31, 2019. This was primarily due to the net loss of approximately $10 million, partially offset by (i) the amortization of the debt discount of approximately $0.5 million, (ii) stock based compensation of approximately $0.6 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options of approximately $0.3 million (v) fair value of warrant granted for commission expense of approximately $0.6 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million; and (viii) the fair value of warrant granted for broker fee expense of approximately $0.3 million.

Comparatively, net cash used in operating activities was approximately $1.1 million during the three months ended March 31, 2018. This was primarily due to the net loss of approximately $1.9 million offset by (i) the amortization of the debt discount of approximately $0.3 million, and (ii) stock-based compensation of approximately $0.2 million.

Net cash used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was due to (i) the purchase of an intangible asset for approximately $21,000 and (ii) the purchase of property and equipment for approximately $23,000. Comparatively, net cash used in investing activities during the three months ended March 31, 2018 was due to (i) the purchase of an intangible asset for approximately $7,000, and (ii) the purchase of property and equipment for approximately $15,000.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $3.1 million during the three months ended March 31, 2019 was primarily due to the approximately $3.4 million received from the issuances of new convertible notes payable and approximately $0.5 million in proceeds from issuances of common stock which was offset by approximately $0.7 million in repayments of convertible promissory notes and loans payable. Correspondingly, during the three months ended March 31, 2018, net cash provided by financing activities was approximately $1.9 million. This was primarily attributable to proceeds of approximately $2.0 million from the issuances of new convertible notes payable which was offset by approximately $0.1 million in repayments of loans payable.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2019 and 2018.

Going Concern

For the year ended December 31, 2018, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of March 31, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2019.

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

Specifically, management has identified that a minimum of $4,000,000 of capital is needed over the next 12 months in order sustain operations. These capital needs take into account, among other things, management’s plans to advance intellectual property, maintenance of patents, upgrades for manufacturing and to hire personnel for business development. Management has outlined a plan to raise $8,000,000 to $10,000,000 in capital over the next 12 months through a merger and $1,000,000 to $2,000,000 through the issuance of shares of the Company’s common stock to accredited investors. Management believes that the capital raised through these methods will be sufficient to sustain operations for the next 12 to 18 months. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, the outcome of these matters cannot be predicted with certainty at this time.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2019. As of March 31, 2019, we had one full-time employee with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. As our resources allow, we will add financial personnel to our management team.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2019, the Company issued 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $31,249 and as of March 31, 2019, $6,388 is included in prepaid expenses and other assets.

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.84 per share per the terms of this Agreement. On February 14, 2019, the Company issued 10,417 common stock shares of the Company at $3.35 per share per the terms of this Agreement.

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

On February 1, 2019, the Company amended two convertible promissory notes totaling $600,000 to extend the maturity dates to February 28, 2019. For extending the maturity date, the Company will issue a total of 30,000 common stock shares of the Company at $2.32 price per share. The total value of this issuance was $69,600. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 30,000 common stock shares issued as a debt discount that has been fully amortized as of March 31, 2019.

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

On February 14, 2019, the Company entered into a First Amendment to Amended and Restated Senior Secured Promissory Note, that amends the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note effective August 27, 2017 (“Amended Agreement”) with the Note Holder (“Holder”). The Company and the Holder have agreed that the Maturity Date shall be extended to February 27, 2019 in exchange for 75,000 common stock shares of the Company at a price per share of $3.35. The total value of this issuance was $251,250. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 75,000 common stock shares issued as a debt discount that has been fully amortized as of March 31, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITES

As of March 31, 2019, there were two convertible promissory notes (“Notes”) totaling $550,000 that were in default. The Company has offered to either repay the Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2019, the note holders of the Notes have not yet communicated their intent to either receive payment or convert.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 17, 2019	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
May 17, 2019

/s/ Mark Udell
Mark Udell
Chief Accounting Officer
May 17, 2019

