Form 10-Q
period 2019-06-30
Cure Pharmaceutical Holding Corp.
filed 2019-08-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

On August 12, 2019, we had 36,487,051 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION:

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended June 30, 2019 and 2018	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosure	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

	Signatures	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$7,644,610	$500,962
Accounts receivable, net	155,426	102,799
Inventory	49,319	37,776
Prepaid expenses and other assets	988,579	946,386
Total current assets	8,837,934	1,587,923

Property and equipment, net	1,116,360	299,910
Goodwill	9,178,477	-
Intellectual property and patents, net	1,674,283	1,206,011
In-process research and development	14,460,000	-
Prepaid expenses and other assets	33,825	232,407
Other assets	46,097	69,837

Total assets	$35,346,976	$3,396,088

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$539,486	$774,387
Accrued expenses	178,330	508,733
Loan payable	26,930	105,125
Notes payable, net	50,000	920,000
Convertible promissory notes, net	550,000	5,242,431
Derivative liability	344,625	617,628
Deferred revenue	318,083	383,275
Total current liabilities	2,007,454	8,551,579

License Fees	95,000	-
Contingent share considerations	23,152,000	-

Total liabilities	25,254,454	8,551,579

Commitments and Contingencies (see Note 15)

Stockholders' equity (deficit):
Common stock: $0.001 par value; authorized 75,000,000 shares;
36,487,051 shares and 26,784,019 issued and outstanding as of
June 30, 2019 and December 31, 2018, respectively	36,488	26,785
Additional paid-in capital	58,357,584	23,424,737
Stock payable	3,643,225	645,575
Accumulated deficit	(51,944,775)	(29,269,000)
Total CURE Pharmaceutical Holding Corp stockholders equity (deficit)	10,092,522	(5,171,903)

Noncontrolling interest	-	16,412

Total stockholders' equity (deficit)	10,092,522	(5,155,491)

Total liabilities and stockholders' equity (deficit)	$35,346,976	$3,396,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Net product sales	$-	$149,418	$-	$218,740
Consulting research & development income	105,426	7,500	177,426	43,192
Shipping and other sales	2,500	-	5,000	-
Total revenues	107,926	156,918	182,426	261,932

Cost of goods sold	901	69,988	3,485	129,074

Gross profit	107,025	86,930	178,941	132,858

Operating expenses:
Research and development expenses	733,167	376,840	1,094,037	803,369
Selling, general and administrative expenses	3,011,346	2,033,761	5,376,432	3,052,271
Change in fair value of contingent stock consideration	8,520,000	-	8,520,000	-
Total operating expenses	12,264,513	2,410,601	14,990,469	3,855,640

Net operating loss before other income (expense)	(12,157,488)	(2,323,671)	(14,811,528)	(3,722,782)

Other income (expense):
Interest income	3,138	-	3,138	-
Other income	15,000	86	15,000	7,619
Gain on deconsolidation	80,868	-	80,868	-
Change in fair value of derivative liability	425,622	181,610	273,003	206,387
Other expense	(319,069)	(1,826)	(590,270)	(109,707)
Interest expense	(699,485)	(266,429)	(3,996,964)	(700,259)
Loss on conversion of convertible promissory notes	-	-	(3,659,518)	-

Other income (expense)	(493,926)	(86,559)	(7,874,743)	(595,960)

Net loss before income taxes	(12,651,414)	(2,410,230)	(22,686,271)	(4,318,742)

Provision for income taxes	-	-	-	-

Net loss	(12,651,414)	(2,410,230)	(22,686,271)	(4,318,742)

Net loss attributable to non-controlling interest	(3,807)	(7,903)	(10,496)	(14,578)

Net loss attributable to Cure Pharmaceutical Holding Corp.	(12,647,607)	(2,402,327)	(22,675,775)	(4,304,164)

Net loss per share, basic and diluted	$(0.36)	$(0.10)	$(0.73)	$(0.18)

Weighted average common shares outstanding
Basic and diluted	35,345,442	24,217,808	31,088,381	24,210,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total

Balance, December 31, 2018	26,784,019	$26,785	$23,424,737	$645,575	$(29,269,000)	$16,412	$(5,155,491)
Issuance of common stock for professional services	86,744	87	165,371	355,952			521,410
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	105	320,744				320,849
Issuance of common stock for conversion of convertible promissory notes	2,844,156	2,844	8,620,784	938,260			9,561,888
Issuance of common stock from the equity incentive plan	130,208	130	(130)				-
Issuance of common stock for cash	416,667	416	499,584				500,000
Issuance of common stock for cancellation of accounts payable				64,520			64,520
Warrants granted			3,035,190				3,035,190
Beneficial conversion features			801,331				801,331
Fair value of stock options and restricted stock granted			230,291				230,291
Noncontrolling interest of Oak Therapeutics, Inc.						(6,691)	(6,691)
Net loss					(10,028,168)		(10,028,168)
Balance, March 31, 2019	30,366,794	$30,367	$37,097,902	$2,004,307	$(39,297,168)	$9,721	$(154,871)
Issuance of common stock for professional services	186,249	$187	$502,323	$(166,562)			335,948
Issuance of common stock for cash	208,333	$208	$249,792	$1,745,000			1,995,000
Issuance of common stock from exercise of warrants	25,675	$26	$(26)	$60,480			60,480
Issuance of common stock for acquistion of Chemistry Holdings, Inc	5,700,000	$5,700	$19,032,300				19,038,000
Warrants granted			816,646				816,646
Fair value of stock options and restricted stock granted			658,647				658,647
Noncontrolling interest of Oak Therapeutics, Inc.						(9,721)	(9,721)
Net loss					(12,647,607)		(12,647,607)
Balance, June 30, 2019	36,487,051	$36,488	$58,357,584	$3,643,225	$(51,944,775)	$-	$10,092,522

Balance, December 31, 2017	23,901,252	$23,902	$16,483,632	$324,995	$(18,868,599)	$46,885	$(1,989,185)
Issuance of common stock for professional services	50,000	50	73,950	1,228,333			1,302,333
Warrants granted			37,137				37,137
Beneficial conversion features			646,126				646,126
Noncontrolling interest of Oak Therapeutics, Inc.						(6,676)	(6,676)
Net loss					(1,901,836)		(1,901,836)
Balance, March 31, 2018	23,951,252	$23,952	$17,240,845	$1,553,328	$(20,770,435)	$40,209	$(1,912,101)
Issuance of common stock for professional services	1,070,175	1,070	1,014,544	(776,600)			239,014
Issuance of common stock for purchase of patents				97,000			97,000
Issuance of common stock for cancellation of accounts payable				50,000			50,000
Warrants granted			(21,601)				(21,601)
Fair value of stock options and restricted stock granted			461,268				461,268
Noncontrolling interest of Oak Therapeutics, Inc.						(7,903)	(7,903)
Net loss					(2,402,327)		(2,402,327)
Balance, June 30, 2018	25,021,427	$25,022	$18,695,056	$923,728	$(23,172,762)	$32,306	$(3,496,650)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2019 and 2018

	For the Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,686,272)	$(4,318,742)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	207,143	45,615
Stock based compensation - prepaid	900,560	713,537
Stock issued for amending convertible promissory notes	320,850	-
Gain from settlement on accounts payable	(15,000)	-
Gain from deconsolidation of Oak Therapeutics, Inc	(80,868)	-
Change in fair value of contingent stock consideration	8,520,000	-
Loss on conversion of convertible promissory notes	3,659,518	-
Warrant expense from convertible notes	2,173,056	-
Depreciation and amortization	267,143	72,164
Amortization of loan discounts	1,163,900	519,716
Recovery of bad debt expense	(7,500)	-
Inventory reserve for obsolesce	3,752	-
Change of fair value in derivative liabilities	(273,003)	(206,387)
Fair value of vested stock options and restricted shares	888,938	461,268
Warrants granted for commission expense	1,268,010	94,277
Warrants granted for broker fee expense	410,770	-
Cashless exercise of warrants	-	-

Change in other assets and liabilities:
Accounts receivable	(45,764)	(61,801)
Inventory	(15,295)	(54,831)
Prepaid expenses and other assets	(93,957)	153,705
Other assets	23,740	16,970
Accounts payable	(495,238)	106,311
Accrued expenses	(676,253)	144,350
Deferred revenue	(65,192)	46,801
License fees	95,000	-

Cash used in operating activities	(4,551,962)	(2,267,047)

Cash flows from investing activities
Purchase in intangible assets	(29,143)	(47,632)
Proceeds from common stock issuance for acquisition of Chemistry Holdings, Inc	8,487,490	-
Acquisition of property and equipment, net	(790,022)	(23,417)

Cash provided by (used in) investing activities	7,668,325	(71,049)

Cash flows from financing activities
Proceeds from convertible notes payable	3,425,000	2,775,000
Proceeds from common stock issuance	750,000	-
Proceeds from stock payable	1,745,000	-
Proceeds from exercise of warrants	60,480	-
Repayment of convertible notes payable	(1,225,000)	-
Repayment of notes payable	(650,000)	-
Repayment of loans payable	(78,195)	(384,102)

Cash provided by financing activities	4,027,285	2,390,898

Net increase in cash and cash equivalents	7,143,648	52,802

Cash and cash equivalents, beginning of period	500,962	108,249

Cash and cash equivalents, end of period	$7,644,610	$161,051

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$89,529	$33,359
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expense	$658,723	$1,041,114
Warrants granted for discount on convertible promissory notes	$-	$567,385
Beneficial conversion feature on convertible promissory notes	$801,331	$-
Common stock issued for conversion of promissory notes and accrued interest	$8,623,628	$-
Common stock payable for note conversion	$938,261	$-
Common stock issued for settlement of accounts payable	$64,520	$-
Fixed assets received from the acquisition of Chemistry Holdings, Inc	$82,700	$-
Patents received from the acquisition of Chemistry Holdings, Inc	$650,000	$-
In-process research and development received from the acquisition of Chemistry Holdings, Inc	$14,460,000	$-
Goodwill resulting from the acquisition of Chemistry Holdings, Inc	$9,178,477	$-
Contingent share considerations for acquisition of Chemistry Holdings, Inc	$14,632,000	$-
Liabilities assumed from the acquisition of Chemistry Holdings, Inc	$1,188,667	$-
Convertible promissory note payable eliminated from the acquisition of Chemistry Holdings, Inc	$2,000,000
Cashless exercise of warrants	$26	$-
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc	$75,590	$-
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc	$5,914	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp., and its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and CURE Chemistry, Inc. (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is an emerging growth company focusing on the development and manufacturing of drug formulation and delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, which may include clinical development and regulatory approval, and license the product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our CUREformTM technology platform focuses on improving oral drug delivery by combining drug encapsulation techniques with alternative dosage forms including CUREfilm®, oral dissolving films (ODF) and CUREpodsTM , chewable products. We apply our technology to pharmaceutical drugs and dietary supplements. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal tract (GI) when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We currently have two commercial products and several development programs underway.

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

We licensed our technology available to a private company, Oak Therapeutics (“Oak”), to develop products for sale in the developing world (“Territory”). On November 10, 2017, we received 269,000 shares of Oak as consideration for an exclusive license to our patent rights in the Territory, along with a royalty-free non-exclusive license to any improvements made by Oak. As a result of this transaction, we owned approximately 63% of Oak’s outstanding shares and consolidated Oak’s financial statements as of the fourth quarter 2017. Due to the lack of performance by Oak under the license agreement, on April 15, 2019, we terminated all contractual relationships with Oak, including the license and surrendered our Oak shares to Oak. The parties terminated all contractual relationships between them, whether written or verbal, express or implied. All license or other rights previously granted by Oak to the Company or the Company to Oak were terminated, including all licenses or rights of any kind granted by the Company. (See Note 13 for deconsolidation of Oak)

On May 14, 2019 (the “Closing Date”), the Company, and CURE Chemistry Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with Chemistry Holdings, Inc., a Delaware corporation (“Chemistry Holdings”). As agreed in the Merger Agreement, the Company acquired Chemistry Holdings pursuant to a merger of the Merger Sub with and into Chemistry Holdings (the “Merger”). Pursuant to the Merger, Chemistry Holdings became a wholly-owned subsidiary of the Company and the stockholders of Chemistry Holdings received shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for all of the issued and outstanding shares of Chemistry Holdings. (See Note 13)

The Company was the acquiring entity in accordance with ASC 805, Business Combinations.

Liquidity and Capital Resources

In connection with preparing unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. As part of the Company’s evaluation, the Company considered the following:

•	Its accumulated deficit of approximately $51.9 million,
•	Its cash balance of $7.6 million and working capital of approximately $6.8 million, which includes the addition of approximately $7.3 million of net cash from the acquisition of CHI,
•	No debt or other obligations due in the next 12 months,
•	Its continued progress towards increasing revenues from commercialization and the impact of increased manufacturing and related plant upgrades,
•	Its research and development strategic plans, including the filing and maintenance of patents, and
•	The forecasted hiring of personnel and other S,G&A costs.

Based on these considerations, the Company believes that its current cash reserves and its revenues shall be adequate to sustain operations over the next 12 months.

If the Company does require additional funds, it may do so through the sale of common stock, combined with or without warrants, the sale of notes, and, to a lesser extent, equipment financing facilities and secured loans.

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

Principle of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiaries , CURE Pharmaceutical Corporation (“CURE”) Chemistry Holdings Inc. and related subsidiaries recently acquired (collectively referred to as “CHI”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“Oak”) through April 15, 2019 as the Company entered into a Termination and Release Agreement with Oak to surrender all of the Company’s shares of Oak and terminate any rights the Company may have to acquire additional shares or interest in OAK, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2019 and December 31, 2018, the Company had no cash equivalents. At June 30, 2019 and December 31, 2018, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At June 30, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $0 and $7,500, respectively.

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

Specifically:

•

For finite-lived intangible assets, such as acquired developed technology rights, and for other long-lived assets, we compare the undiscounted amount of the projected cash flows associated with the asset, or asset group, to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate; and

•

For indefinite-lived intangible assets, such as goodwill, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any.

Management determined that no impairment indicators were present and that no impairment charges were necessary as of June 30, 2019 or December 31, 2018.

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

We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include research and development contracts for the development of products utilizing our CUREForm™ technology. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company’s product development income includes services for the development of products utilizing our CUREForm™ technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

Deferred revenue is shown separately in the condensed consolidated balance sheets. At June 30, 2019 and December 31, 2018 we had deferred revenues of $318,083 and $383,275, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $107,082 and $153,344, for the three and six month periods ended June 30, 2019, respectively. The Company recorded advertising costs of $58,984 and $98,823 for the three and six month periods ended June 30, 2018, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $733,167 and $1,094,037 for the three and six month periods ended June 30, 2019, respectively. The Company recorded research and development expenses of $366,840 and $803,369 for the three and six month periods ended June 30, 2018, respectively.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

The Company accounts for restricted stock awards and stock options issued at fair value, based on an exercise price per share equal to the volume-weighted average of the high and low selling prices of the Company’s common stock reported on the OTC Bulletin Board for the five (5) trading days in the Company’s common stock beginning with the third (3rd) such trading following the Filing Date and ending with the seventh (7th) such trading day following the Filing Date. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.

In the case of award modifications, The Company accounts for the modification in accordance with ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, whereby the Company recognizes the effect of the modification in the period the award is modified.

As of January 1, 2019, the Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting of share-based payment awards issued to employees and nonemployees. The adoption did not materially impact our condensed consolidated financial statements.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At June 30, 2019 and December 31, 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. We measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. (See Note 10)

The following table summarizes fair value measurements by level at June 30, 2019 for the contingent stock consideration measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$23,152,000	$-	$-	$23,152,000

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to June 30, 2019, the Company’s stock price increased resulting in a significant increase of the fair value of the contingent stock consideration.

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

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	June 30, 2019	December 31, 2018
Restricted stock and stock options outstanding	1,743,673	97,742
Warrants	5,638,770	2,879,695
Shares to be issued upon conversion of convertible payable	115,047	236,475
Total	7,497,490	3,213,912

In connection with CHI acquisition, the Company estimated as of the Closing Date that approximately 8,410,875 common stock shares, of which 7,128,913 common stock shares are held in escrow, may be issued and released over a period of 5 months to 5 years. These potential post-closing claims relate to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement and the future earn-out and achievement of a variety of milestones as defined in the Merger Agreement. Additionally, a warrant was issued to purchase up 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. Due to the uncertainty of the number of shares to be issued and vested under the warrant, these shares were not included in the table above.

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We will adopt ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and will use the alternative transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods.

The new standard provides optional practical expedients in transition. We expect to only elect the “package of practical expedients” where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting and we do not expect to elect any of these practical expedients on adoption. We continue to assess the impact of the new standard and believe it will not have a material effect on the condensed consolidated balance sheet.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw materials	$36,852	$25,297
Packaging components	7,687	7,687
Work-in-process	8,162	8,162
	52,701	41,146
Reserve for obsolescence	(3,382)	(3,370)
Total inventory	$49,319	$37,776

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2019 and December 31, 2018, prepaid expenses and other assets consisted of the following:

	June 30, 2019	December 31, 2018

Prepaid consulting services– stock-based compensation	$685,537	$935,883
Prepaid consulting services	65,167	82,167
Prepaid insurance	54,944	120,877
Other receivables	-	2,666
Prepaid expenses	216,756	37,200
Prepaid expenses and other assets	1,022,404	1,178,793
Current portion of prepaid expenses and other assets	(988,579)	(946,386)
Prepaid expenses and other assets less current portion	$33,825	$232,407

NOTE 5 - PROPERTY AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Manufacturing equipment	$1,527,446	$841,098
Computer and other equipment	366,419	183,346
Leasehold improvements	51,788	48,488
Less accumulated depreciation	(829,293)	(773,022)
Property and Equipment, net	$1,116,360	$299,910

Depreciation expense for the three and six month periods ended June 30, 2019 was $30,064 and $56,271, respectively. Depreciation expense for the three and six month periods ended June 30, 2018 was $25,597 and $49,652, respectively, which includes depreciation of $2,160 and $4,320 for capitalized leased assets for the three and six months ended June 30, 2018, respectively. Accumulated depreciation for property held under capital leases was $43,201 as of June 30, 2019 and December 31, 2018.

NOTE 6 - INTANGIBLE ASSETS

The Company incurred $29,144 and $47,632 of legal patent costs that were capitalized during the six months periods ended June 30, 2019 and 2018, respectively. In addition, the Company acquired a patent and developed technology with a fair value of $650,000 and in-process research and development with a fair value of $14,460,000 as part of the CHI acquisition (See Note 13). No patents were acquired through issuance of common stock shares of the Company for the six months period ended June 30, 2019. The Company purchased $280,100 of patents through the issuance of 200,000 common stock shares of the Company during the year ended December 31, 2018.

Intangible Asset Summary

The following table summarizes the estimated fair values as of June 30, 2019 of the identifiable intangible assets acquired, their useful life, and method of amortization:

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Six Months Amortization Expense
Intellectual Property	$814,582	13.91	$20,412
Patents	1,258,307	13.83	18,317
In-process research and development technology	14,460,000	13.83	172,143
Total	$16,532,889		$210,872
Less: accumulated amortization	(398,606)
Intellectual property and patents, net	16,134,283
Less: pending patents not subject to amortization	(279,779)
Net intangible assets subject to amortization	$15,854,504

The net intangible asset was $16,134,283, net of accumulated amortization of $398,606, as of June 30, 2019. Amortization expense was $196,641 and $210,872 for the three and six months periods ended June 30, 2019, respectively. Amortization expense was $11,613 and $22,512 for the three and six months periods ended June 30, 2018, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

2019	$575,730
2020	1,150,584
2021	1,150,584
2022	1,150,584
2023	1,150,584
Thereafter	10,676,438
Total Amortization	$15,854,504

NOTE 7 – LOAN PAYABLE

Loan payable consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes to a company due September 29, 2019, including interest at 6.00% per annum; unsecured; interest due monthly	$26,930	$105,125
Current portion of loan payable	(26,930)	(105,125)
Loan payable, less current portion	$-	$-

Interest expense for the three and six months periods ended June 30, 2019 was $600 and $2,829, respectively. Interest expense for the three and six months periods ended June 30, 2018 was $496 and $1,296, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Note to a company amended on August 27, 2017 and February 27, 2019, due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property. This note was repaid on May 21, 2019.	$-	$650,000
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment.	50,000	50,000
Note to an individual due April 1, 2019, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker. This note and accrued interest was repaid on April 2, 2019.	-	150,000

Note to a company due December 15, 2018, interest payable at 5% per annum, unsecured, principal and accrued interest due at maturity. If this note is still outstanding as of the date of any bona fide sale of the Company’s preferred stock or common stock in excess of $4,000,000 in gross proceeds, in one transaction or a serious of related transactions, which offering definitively sets a price per share of common stock and results in a listing of the Company’s common stock on a national securities exchange. On January 1, 2019, we entered into an Amendment to extend the maturity date to June 30, 2019. This note was repaid on May 29, 2019.

	-	100,000
	50,000	950,000
Unamortized discount		(30,000)
Current portion of loan payable	(50,000)	(920,000)
Loan payable, less current portion	$-	$-

Interest expense for the three and six month periods ended June 30, 2019 was $6,497 and $28,158, respectively. Interest expense for the three and six month periods ended June 30, 2018 was $16,205 and $32,233, respectively.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2019 and December 31, 2018:

June 30, 2019	December 31, 2018

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

-	500,000

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

	-	575,000
	550,000	5,575,000
Unamortized discount	-	(332,569)
Current portion of convertible promissory notes	550,000	5,242,431
Convertible promissory notes, less current portion	$-	$-

During the three and six month periods ended June 30, 2019, the Company incurred $675,001 and $1,133,900, respectively, amortization of discount. Interest expense for the three and six month periods ended June 30, 2019 was $14,762 and $87,575, respectively. During the three and six month period ended June 30, 2018, the Company incurred $224,936 and $372,544, respectively, amortization of discount. Interest expense for the three and six month periods ended June 30, 2018 was $89,759 and $142,153, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$344,625	$-	$-	$344,625

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

Significant assumptions:
Risk-free interest rate at grant date	1.76%
Expected stock price volatility	129.01%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability and contingent stock consideration measured at fair value on a recurring basis from December 31, 2018 to June 30, 2019:

Fair value of derivative liabilities
Balance at December 31, 2018	$617,628
Gain on change in fair value included in earnings	(273,003)
Balance at June 30, 2019	$344,625

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

The Company issued 1,170,000 Nonstatutory Stock Options (“NSO”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the six months period ended June 30, 2019. The Company did not issue any Restricted Common Stock (“RCS”), or Incentive Stock Options (“ISO”) to any employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants during the six months period ended June 30, 2019. Vesting periods for awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	2,313,050	$0.79	9.27
Granted	1,170,000	$3.62	9.84
Exercised	-	-	-
Forfeited/Expired	(89,544)	$0.74	-
Outstanding, June 30, 2019	3,393,506	$1.77	9.17
Exercisable at June 30, 2019	1,252,631	$1.09	8.92

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61 - $4.01	3,393,506	9.17	$1.77	1,252,631	$1.09
	3,393,506	9.17	$1.77	1,252,631	$1.09

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2019 was $9,518.

The aggregate grant date fair value of options granted during the six months ended March 31, 2019 and year ended December 31, 2018 amounted to $5,500,284 and $1,541,353, respectively. Compensation expense related to stock options for the three and six months periods ended June 30, 2019 was $522,397 and $616,438, respectively. Compensation expense related to stock options for the three and six months periods ended June 30, 2018 was $313,730 for both periods.

As of June 30, 2019, the total unrecognized fair value compensation cost related to unvested stock options was $4,301,588, which is to be recognized over a remaining weighted average period of approximately 9.31 years.

The weighted-average fair value of options granted during the six months ended June 30, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.76%	2.51%
Expected stock price volatility	129.01%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares for the three and six months periods ended June 30, 2019 was $136,250 and $272,500, respectively. Compensation expense related to restricted shares for the three and six months periods ended June 30, 2018 was $147,538 for both periods. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	317,708	1.44
Granted	-	-
Vested	(187,500)	1.45
Forfeited/Expired	-	-
Non-vested, June 30, 2019	130,208	1.42

NOTE 12 – WARRANT AGREEMENTS

On February 13, 2019, the Company issued 657,655 warrants at a fair market value of $1,792,965 and with an exercise price of $2.31 per share in connection with the conversion of $1,325,000 convertible promissory notes. The Company also issued 99,476 warrants at a fair market value of $271,202 and with an exercise price of $2.31 per share in connection with the broker fees earned from the conversion of those convertible promissory notes.

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

On May 14, 2019, in connection with the acquisition of CHI, the Company issued warrants to purchase up to 8,018,071 shares of the Company’s common stock at an exercise price of $5.01. The total number of shares to vest is subject to certain revenue milestones earned during the 3rd and 4th years post acquisition period and the warrant expires on May 14, 2024. The fair value of the warrants, assuming full vesting of all shares, was $4,642 and is used in the calculation of the acquisition price of CHI.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	5,340,751	$2.20	3.80
Granted	9,489,340	$4.62	4.60
Exercised	(149,249)	$1.78	-
Forfeited/Expired	-	$-	-
Outstanding, June 30, 2019	14,680,842	$3.69	3.49
Exercisable at June 30, 2019	5,638,770	$2.09	1.89

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 – $7.00	14,680,842	3.49	$3.69	5,638,770	$2.09
	14,680,842	3.49	$3.69	5,638,770	$2.09

The weighted-average fair value of warrants granted to during the six months ended June 30, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	June 30, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.76%	2.51%
Expected stock price volatility	129.01%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 13 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

CHI Acquisition

On May 14, 2019, the Company acquired all of the issued and outstanding stock of CHI for shares of the Company’s Common Stock. The maximum number of shares of Common Stock to be issued, including escrowed shares and shares issuable pursuant to a variety of earn-out provisions and warrants, is 32,072,283 shares. The shares are allocated as follows: (i) 5,700,000 shares of Common Stock as upfront consideration issued at the Closing (the “Upfront Consideration Shares”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones (the “Clawback Shares”); (iii) up to 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations (“Achievement Shares”); (iv) up to 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals (“Earnout Shares”); and (v) up to 8,018,071 shares issuable upon exercise of warrants (“Acquisition Warrants”) that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the Closing Date. In exchange for the assets and liabilities acquired, the Company received an investment of $2,000,000 (the “Principal Amount”) from Chemistry Holdings pursuant to a convertible note (the “Note”). Such Note, on the Closing Date, became an intercompany payable and was cancelled.

CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The acquisition was accounted for in accordance with ASC 805, Business Combinations.  The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be release or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent and Acquisition Warrant Shares of $14,632,000 will be recorded as a liability as contingent share consideration.

  The Company estimated the fair value of the preliminary purchase price for the acquisition of CHI is approximately $34,069,942. The Company acquired CHI through the issuance of shares of Common Stock of the Company with no cash consideration provided. The preliminary total purchase price was determined based on the following: i) Company’s closing price ($3.34) on May 14, 2019 for the Upfront Consideration Share; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 66 month performance period applied to the total number of contingent shares, which consists of the Clawback Shares, Achievement Shares and Earnout Shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished (“Adjusted Contingent Shares”); iii) the fair value of the Acquisition Warrant Shares based on using the Black-Scholes valuation using the a risk free rate of 2.4%, stock price volatility of 134.7%, no dividend payout, 1 year expected life, exercise price of $5.01 and an estimated stock price of $0.39 based on the end of the earn-out period, year 4 (as determine by using a Monte-Carlo simulation model); and iv) the Company estimated acquisition costs of $399,942, of which $290,209 were included in general and administrative expenses for the period ended June 30, 2019.

	Shares	Amount
Upfront Consideration Shares	5,700,000	$19,038,000
Adjusted Contingent Shares	8,410,875	14,627,358
Acquisition Warrant Shares	8,018,071	4,642
Acquisition costs	-	399,942
Total purchase price	22,128,946	$34,069,942

The Company estimated the fair value of acquired in-process research and development technology using the relief from royalty method. The fair values of acquired patents and developed technology were estimated using the multi-period excess earnings method. Under both the relief from royalty and multi-period excess earnings methods, the fair value models incorporate estimates of future cash flows, estimates of allocations of certain assets and cash flows, estimates of future growth rates, and management’s judgment regarding the applicable discount rates to use to discount such estimates of cash flows. The estimated useful lives of identifiable finite-lived intangible assets range from 11 to 14 years.

The Company allocated the acquisition consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the acquired tangible and identifiable intangible assets were determined based on inputs that are unobservable and significant to the overall fair value measurement. It is also based on estimates and assumptions made by management at the time of the acquisition. As such, this was classified as Level 3 fair value hierarchy measurements and disclosures.

The excess of the purchase price over the estimated fair values is assigned to goodwill.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed in the CHI acquisition, which is subject to change during measurement period:

Net assets acquired:
Cash	$8,487,489
Note receivable from CURE	2,000,000
Property, plant and equipment	82,700
Patents and development technology	650,000
In-process research and development	14,460,000
Goodwill	9,178,477
Accounts payable	(353,856)
Payroll tax liabilities	(834,810)
Net assets acquired	33,670,000
Acquisition costs	399,942
Net assets acquired and acquisition costs incurred	$34,069,942

Information regarding identifiable intangible assets acquired in the CHI acquisition is presented below:

	Weighted-average Estimated useful life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Patent and developed technology	11.0 years	$650,000
In-Process research and development	14.0 years	14,460,000
Total finite-lived intangible assets acquired	14.0 years	15,110,000

Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information is based on our historical condensed consolidated financial statements and CHI’s historical condensed consolidated financial statements as adjusted to give effect to the May 14, 2019 acquisition of CHI’s. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2018.

This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$107,926	$407,588	$182,426	$838,774
Net loss	(14,590,578	(2,344,350	(24,739,485	(4,200,631

Net loss attributable to Cure per common share, basic	$(0.36)	$(0.08)	$(0.67)	(0.14
Net loss attributable to Cure per common share, diluted	(0.36	(0.08	(0.67	(0.14

Deconsolidation of Oak Therapeutics, Inc.

On April 15, 2019, the Company entered into a Termination and Release Agreement (“Agreement”) with Oak Therapeutics (“Oak”) to surrender all of its Oak shares to Oak and terminating any rights the Company might have to acquire additional shares or interest in Oak. The parties terminated all contractual relationships between them, whether written or verbal, express or implied. All license or other rights previously granted by Oak to the Company or the Company to Oak were terminated, including all licenses or rights of any kind granted by the Company. As of the date of deconsolidation, Oak has a negative net assets, which resulted in a gain of $80,868.

In the Company’s condensed consolidated financial statements for the six months period ended June 30, 2019, the Company’s investment in Oak has been written off and was reflected at a value of zero.

The following information summarizes the results of operations of Oak for the period January 1, 2019 through April 15, 2019, the date of deconsolidation:

January 1, 2019 through April 15, 2019
Revenue	$-
Net loss	$29,185

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Share Issuances

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.84 per share per the terms of this Agreement. From February 14, 2019 through May 14, 2019, the Company issued a total of 41,666 common stock shares of the Company at prices per share ranging from $1.52 to $3.85 per the terms of this Agreement.

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 sixty (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively. In addition, per the SPA, the investor had an option to purchase an additional 833,333 common stock shares of the Company at the Share Price of $1.20 for a period of 90 days subsequent to the last funds received from the multiple closings (“Option”). On May 21, 2019, the investor funded $250,000 and the Company issued 208,333 common stock shares at the Share Price relating to the investor’s Option.

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

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a Company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 250,000 common stock shares of the Company at $3.39 per share. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the Company has not yet issued the 12,500 common stock shares due as of June 19, 2019 and has recorded a stock payable of $52,375.

On February 25, 2019, the Company issued 46,875 and 83,333 common stock shares of the Company at $0.74 and $1.81 per share, respectively, relating to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

On April 16, 2019, the Company issued a total of 25,675 common stock shares at $2.31 per share from the cashless exercise of 88,769 warrants held by 5 warrant holders. The share price on the date of exercise was $3.25 per share.

On April 29, 2019, the Company issued 45,000 common stock shares at $1.52 per share in regards to a Consulting Agreement (“Agreement”), dated January 4, 2019, with an individual for providing financial and investor relations services.

On April 29, 2019 the Company issued 50,000 common stock shares at $1.84 per share in regard to an Advisory Consulting Agreement (“Agreement”), dated January 15, 2019, with an individual for providing financial advisory and business development services.

On April 29, 2019 the Company issued 60,000 common stock shares at $3.78 per share in regard to a Media Advertising Agreement (“Agreement”), dated February 26, 2019, with a company for providing investor relations and media coverage services.

On May 14, 2019, in connection with the Company’s acquisition of CHI (See Note 13), the Company issued 5,700,000 common stock shares as upfront consideration and estimated as of the Closing Date that approximately 8,410,875 common stock shares, of which 7,128,913 common stock shares are held in escrow, may be issued and released over a period of 5 months to 5 years related potential post-closing claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement and the future earn-out and achievement of a variety of milestones as defined in the Merger Agreement.

Stock Payable

On February 13, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) with an individual (“Landlord”) for the cancellation of two months rent and overages for property tax and general liability insurance. In consideration for the Landlord’s cancellations, the Company shall grant 34,876 restricted common stock shares at $1.85 price per share. As the Company did not issue the 34,876 common stock shares before the six months period ended June 30, 2019, the Company recorded a stock payable of $64,521.

On February 15, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588 that were converted into 285,723 common stock shares of the Company with a conversion price per share $1.85 which was based on a 20% discount to the average closing price of the Company’s common stock on the OTC Markets for five consecutive trading days. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $528,588. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $409,672. In connection with the conversion of the convertible promissory notes, the Company will issue 312,500 warrants that were priced at $2.00 price per share.

During April 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with several accredited investors for the purchase of a total of 528,789 shares of common stock of the Company (the “Shares” or “Securities”) at $3.30 per share (the “Share Price”) for a total purchase price of $1,745,000. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the company has not yet issued these common stock shares and has recorded a stock payable of $1,745,000.

On May 15, 2019, the Company entered into a Consulting Agreement (“Agreement”) with an individual. Per the terms of the Agreement, the Company is to issue 35,309 common stock shares of the Company at $3.60 per share for providing investor relations, analyst coverage and media and news coverage services. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $127,112.

On June 20, 2019, the Company received a Notice of Exercise from a warrant holder to exercise 60,480 warrants to purchase 60,480 common stock shares of the Company at an exercise price of $1.00. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $60,480.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Total rent expense for the three and six months periods ended June 30, 2019 was $63,646 and $126,674, respectively. Total rent expense for the three and six months periods ended June 30, 2018 was $67,792 and $141,670, respectively.

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

Acquisitions

On May 14, 2019 (the “Closing Date”), we, and CURE Chemistry Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with Chemistry Holdings, Inc., a Delaware corporation (“Chemistry Holdings” or “CHI”). As agreed in the Merger Agreement, we acquired Chemistry Holdings pursuant to a merger of the Merger Sub with and into Chemistry Holdings (the “Merger”). Pursuant to the Merger, Chemistry Holdings became a wholly-owned subsidiary of ours and the stockholders of Chemistry Holdings received shares of our common stock. CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The purchase price for CHI was estimated at $34,069,942 and was paid for through the issuance of 5,700,000 shares of common stock as upfront consideration of $19,038,000. We also estimated as of the Closing Date that 8,410,875 common stock shares, of which 7,128,913 common stock shares are held in escrow, may be issued and released over a period of 5 months to 5 years related potential post-closing claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement and the future earn-out and achievement of a variety of milestones as defined in the Merger Agreement. Additionally, we issued a warrant to purchase up 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. Due to the nature of the contingent shares being issued or released from escrow in the future, and the uncertain vesting of the warrant shares, we determined the fair value of those shares to be $14,632,000 and we recorded the fair value as contingent stock consideration. No cash was provided as consideration.

In exchange for the purchase, we received $8,487,489 in cash, a $2,000,000 note due from us that was forgiven, $82,700 in equipment, and assumed $1,188,666 in payroll tax and acquisition liabilities. Additionally, we received a patent, developed technology and in-process research and development which we estimated the fair value to be $15,110,000.

Nature of Business

Our CUREformTM technology platform focuses on improving oral drug delivery by combining drug encapsulation techniques with alternative dosage forms including CUREfilm®, oral dissolving films (ODF) and CUREpodsTM , chewable products. We apply our technology to pharmaceutical drugs and dietary supplements. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal tract (GI) when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We currently have two commercial products and several development programs underway:

CUREfilm Sleep –Launched with ID Life LLC

This is a melatonin-containing sleep aid CUREfilm ODF that is manufactured and sold as a dietary supplement under the brand name “ID Life Sleep Strips”. Our non-exclusive distributor is ID Life, a health and wellness company focused on customized nutrition and selling within the United States. We are seeking additional distributors.

CUREfilm Sleep – Launched with Incubrands

This novel sleep aid containing a dietary cannabinoid CUREfilm ODF was launched Q3 2018 by Incubrands under the brand name “Sleep Stripzzz”. We are seeking additional distributors.

CUREfilm Blue

We are developing a 25mg and 50 mg sildenafil CUREfilm ODF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the FDA, confirming a 505(b)(2) regulatory path.

CUREfilm D

We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration. On April 30, 2019, we entered into an exclusive 5-year supply agreement with Meroven Pharmaceuticals covering the United States and the MENA region: Iraq, Saudi Arabia, Yemen, Syria, UAE, Jordan, Palestine, Lebanon, Oman, Kuwait, Qatar, Bahrain, Sudan, Egypt, Tunisia, Morocco, Algeria and Africa.

CUREfilm and CUREpod Canna

We are developing several cannabinoid products using both our CUREfilm and CUREpod dosage forms as dietary supplements and pharmaceutical products. We entered into a development agreement with Canopy Growth Corporation on June 17, 2019 to develop a low dose hemp CUREfilm. Our pharmaceutical cannabinoid program is at the preclinical stage.

CUREfilm BCP

We are developing a dietary cannabinoid ODF using the cannabinoid beta-caryophyllene targeting the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

CURE 5200

We are developing a novel CUREfilm ODF substrate with an undisclosed partner. On June 4, 2018, we entered into a development agreement with an undisclosed partner for product development feasibility of CURE 5200. In order to protect CURE’s and our partner’s competitive advantage, no details of the product have been disclosed at this stage.

CUREfilm and CUREpod Canna

We are developing several cannabinoid products using both our CUREfilm and CUREpod dosage forms as dietary supplements and pharmaceutical products. We entered into a development agreement with Canopy Growth Corporation on June 17, 2019 to develop a low dose hemp CUREfilm. Our pharmaceutical cannabinoid program is at the preclinical stage.

CUREfilm BCP

We are developing a dietary cannabinoid ODF using the cannabinoid beta-caryophyllene targeting the CB2 receptor. We are in early feasibility stages of development of this product and have not yet signed with a distribution partner.

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

The pharmaceutical industry is also challenged by the many patients who do not adhere to a regime of prescription drugs because of side effects, difficulty in administration or the taste of a drug. According to HealthPrize and Capgemini, the loss of global revenues by drug makers due to non-adherence to medicines is $630 billion every year and according to a recent paper published in The Annals of Pharmacotherapy titled “Cost of Prescription Drug-Related Morbidity and Mortality” the estimated annual cost of prescription drug-related morbidity and mortality resulting from nonoptimized medication therapy was $528.4 billion in 2016 US dollars and about 275,689 deaths per year. Medication adherence and the patient experience can be improved with strategies such as replacing an injectable drug with a sublingual drug, simplifying the dosing schedule with a sustained release dosage form and reducing toxicities by avoiding the GI tract (e.g. through transdermal or transmucosal delivery).

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

Our Technology

As a drug delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. On May 13, 2019, we acquired Chemistry Holdings, Inc., a formulation technology company that is developing innovative oral delivery systems for nutraceutical and pharmaceutical products. This acquisition allows us to address the increased demand for solid, chewable or dissolvable products for immediate and controlled-release, oral delivery of active ingredients and particularly poorly soluble active pharmaceutical ingredients such as cannabinoids.

Our expanded oral formulation and delivery platform, CUREformTM combines the right formulation with the right dosage form. In addition to novel chewable dosage forms, the acquisition gives us advanced encapsulation capabilities that serve to:

•	Protect molecules from degradation during the manufacturing process and throughout shelf life

•	Protect molecules from degradation in the body (e.g. stomach acids); and

•	Increase a drug’s bioavailability and optimize its release kinetics through:

•	Increased solubility in water and therefore bodily fluids

•	Enhanced permeability and retention in target tissue

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

Intellectual Property

The competitive advantages of the CUREformTM platform and products are protected by issued and ending patents, as well as trade secrets such as proprietary equipment design and manufacturing processes which allow us to produce CUREform products at commercial scale in a cGMP environment. We will be able to protect our technology and products from unauthorized use by third parties only to the extent it is covered by valid and enforceable claims of our patents or is effectively maintained as trade secrets. Patents and other proprietary rights are thus an essential element of our business.

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

We own or have exclusive rights to thirteen (13) issued U.S. patents, ten (10) pending applications in the United States, one (1) pending application in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to (1) a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film, (2) edible films for administration of medicaments to animals, (3) methods for modulating dissolution, bioavailability, bioequivalence, (4) pharmaceutical composition and method of manufacturing, (5) pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient, (6) multi-layered high dosage dissolvable film for oral administration, (7) thin films with high load of active ingredient, (8) high dosage dissolvable films for oral administration, (9) methods and composition for improving sleep, (10) oral dissolvable film that includes plant extracts and controlled substances, (10) rapidly disintegrating film matrix for moisture sensitive compounds, and (10) protein-polysaccharide macromolecular complexes encapsulating ethyl alcohol.

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

We applied for six (6) trademark and logomark registrations, of which five (5) have been granted.

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

RESULTS OF OPERATIONS

Revenues for the Three Months and Six Ended June 30, 2019 and 2018

Revenues for the three and six months ended June 30, 2019 were $107,926 and $182,426, respectively as compared to $156,918 and $261,932, revenues for the three and six months ended June 30, 2018, respectively. The decrease was principally due to the Company seeing a decrease in orders from ID Life, LLC for Sleep Strips. However, the Company experienced an increase in research and development income as the Company successfully completed phases I of our research and development agreement with Canopy Growth Corporation (“Canopy”) for the development of a CBD OTF and with Isagenix for the development of CURE 5209 during the first half of 2019. In addition, the Company received a non-refundable and non-creditable development fee to develop a low dose hemp CUREfilm for Canopy.

Cost of Goods Sold

Cost of goods sold was $901 and $3,485 in the three and six months ended June 30, 2019, respectively, compared to $69,988 and $129,074 in the three and six months ended June 30, 2018, respectively. Cost of goods sold decreased by $69,087 and $125,589 during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The decrease was primarily due to the Company not generating product sales from ID Life during the six months ended June 30, 2019 as where the company did incur revenues during the three and six months ended June 30, 2018.

Research and Development Expenses

For the three and six months ended June 30, 2019, research and development expenses increased to $733,167 and $1,094,037 compared to $376,840 and $803,369 for the three and six months ended June 30, 2018, respectively. The increase in research and development expenses is mainly due to the Company continuation of the development of CUREfilm Blue, CUREfilm D, CUREfilm Beta-Caryophyllene and CUREfilm and CUREpod Canna products during the three and six months ended June 30, 2019 as well as amortization of in-process research and development that was acquired in the CHI acquisition. In addition, we hired two new scientists during the three and six months ended June 30, 2019 that resulted an increase our research and development expenses during these periods.

Selling, General and Administrative Expenses

Our expenses for the three and six months ended June 30, 2019 are summarized as follows in comparison to our expenses for the three and six months ended June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Consulting	$1,245,857	$615,260	$2,478,050	$960,555
Salaries and wages	247,904	352,753	494,617	609,594
Selling, general and administrative	255,459	261,536	522,158	475,900
Professional and investor relations	603,479	342,944	992,669	544,954
Noncash compensation	658,647	461,268	888,938	461,268
Total operating expenses	$3,011,346	$2,033,761	$5,376,432	$3,052,271

Consulting

Consulting expense increased to $1,245,857 and $2,478,050 for the three and six months ended June 30, 2019, as compared $615,260 and $960,555 for the three and six months ended June 30, 2018, respectively. This was due to the Company increasing the number of consultants used during the three and six months ended June 30, 2019 compared to the same period in 2018. In addition, a majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time as well as the recording of the fair market value of warrants vested during the three and six months ended June 30, 2019 for services performed.

Salaries and wages

Salaries and wages expense decreased by approximately $105,000 and $115,000 during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. This was due two less officers employed during the three and six months ended June 30, 2019 compared to the same period in 2018. However, this decrease in officers was offset by the Company recognizing a full quarters worth of salary during the three and six months ended June 30, 2019 for two officers hired during the three and six months ended June 30, 2018. In addition, the Company issued restricted common stock to three employees of the Company in the 2018 period and as a result of the issuance, the Company recorded the fair market value of the restricted common stock as compensation to these employees. There were no such transaction in the same period in 2019.

Selling, General and Administrative

Selling, general and administrative expense decreased and increased by approximately $6,000 and $46,000 during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. The increase during the six months ended June 30, 2019 was due to the following factors: (i) increase in our D&O insurance as the Company increased coverage by getting an excess D&O policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in conference expenses as the Company attending more conferences in the six months ended June 30, 2019 compared to the same period in 2018.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $261,000 and $448,000 during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three and six months ended June 30, 2019 compared to the same period in 2018 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $197,000 and $428,000 during the three and six months ended June 30, 2019 as compared the three and six months ended June 30, 2018, respectively. This was primarily due to the Company recording the fair value of vested stock options and vested restricted stock issued from our 2017 Equity Incentive Plan during the three and six months ended June 30, 2019. The fair values of the vested stock options and restricted stock during the three and six months ended June 30, 2018 were less compared to fair values of the vested stock options and restricted stock in the same period in 2019.

Change in Fair Value Contingent Stock Consideration

Change in fair value stock consideration increased by approximately $8.5 million during the three and six months ended June 30, 2019 as compared to the same time period in 2018. This was primarily due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019. The contingent shares fair value as of June 30, 2019 was based on the same assumptions used as of the Closing Date. As management’s assumptions have not changed since the acquisition date, the increase of $8,520,000 is a reflection of the increase of CURE’s stock price to $5.20 per share as of June 30, 2019. No such transaction occurred in the same period in 2018.

Other Expense

Other expense increased by approximately $750,000 and $7.4 million during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. This was mainly due to (i) recording of fair value of warrants issued relating to convertible promissory notes (ii) change in the warrant values relating to convertible promissory notes and (iii) a loss on conversion on convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019

Working Capital (Deficit)

	June 30, 2019	December 31, 2018
Current assets	$8,837,934	$1,587,923
Current liabilities	(2,007,454)	(8,551,579)
Working capital (deficit)	$6,830,480	$(6,963,656)

Working capital as of June 30, 2019 was approximately $6.8 million, as compared to a working capital deficit of approximately $7 million as of December 31, 2018. The increase in working capital was primarily attributable to (i) an increase in cash of approximately $2 million due to the issuance of new convertible debt and approximately $7.3 million due to the CHI acquisition and (ii) repayment of convertible promissory notes, loan and note payables of approximately of $1.9 million as well as approximately $8.6 million of convertible promissory notes converting to common stock shares of the Company.

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Net cash used in operating activities	$(4,551,962)	$(2,267,047)
Net cash used in investing activities	7,668,325	(71,049)
Net cash provided by financing activities	4,027,285	2,390,898
Increase in cash	$7,143,648	$52,802

Net cash used in Operating Activities

Net cash used in operating activities was approximately $4.6 million during the six months ended June 30, 2019. This was primarily due to the net loss of approximately $22.7 million, partially offset by (i) the amortization of the debt discount of approximately $1.3 million, (ii) stock based compensation of approximately $1.1 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options and restricted stock of approximately $0.9 million (v) fair value of warrant granted for commission expense of approximately $1.3 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million, (viii) the fair value of warrant granted for broker fee expense of approximately $0.4 million, (ix) depreciation and amortization of approximately $0.3 million, (x) change in derivative liability of approximately $0.3 million and (xi) change in fair value of contingent share considerations of approximately $8.5 million.

Comparatively, net cash used in operating activities was approximately $2.3 million during the six months ended June 30, 2018. This was primarily due to the net loss of approximately $4.4 million offset by (i) the amortization of the debt discount of approximately $0.5 million, (ii) the fair value of vested stock options and restricted stock of approximately $0.5 million, (iii) change in derivative liability of approximately $0.3 million and (iv) stock based compensation of approximately $0.7 million.

Net cash used in Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2019 was due to (i) the purchase of an intangible asset for approximately $29,000, (ii) approximately $8.5 million from the acquisition of CHI and (iii) the purchase of property and equipment for approximately $0.8 million. Comparatively, net cash used in investing activities during the six months ended June 30, 2018 was due to (i) the purchase of an intangible asset for approximately $48,000, and (ii) the purchase of property and equipment for approximately $23,000.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $4 million during the six months ended June 30, 2019 was primarily due to the approximately (i) $3.4 million received from the issuances of new convertible notes payable, (ii) approximately $0.8 million in proceeds from issuances of common stock and (iii) approximately $1.7 million in proceeds from stock payable and was offset by approximately $1.9 million in repayments of convertible promissory notes and loans payable. Correspondingly, during the six months ended June 30, 2018, net cash provided by financing activities was approximately $2.4 million. This was primarily attributable to proceeds of approximately $2.8 million from the issuances of new convertible notes payable which was offset by approximately $0.4 million in repayments of loans payable.

Liquidity and Capital Resources

 In connection with preparing unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. As part of the Company’s evaluation, the Company considered the following:

•	Its accumulated deficit of approximately $51.9 million,
•	Its cash balance of $7.6 million and working capital of approximately $6.8 million, which includes the addition of approximately $7.3 million of net cash from the acquisition of CHI,
•	No debt or other obligations due in the next 12 months,
•	Its continued progress towards increasing revenues from commercialization and the impact of increased manufacturing and related plant upgrades,
•	Its research and development strategic plans, including the filing and maintenance of patents, and
•	The forecasted hiring of personnel and other S,G&A costs.

Based on these considerations, the Company believes that its current cash reserves and its revenues shall be adequate to sustain operations over the next 12 months. If the Company does require additional funds, it may do so through the sale of common stock, combined with or without warrants, the sale of notes, and, to a lesser extent, equipment financing facilities and secured loans. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the six months ended June 30, 2019 and 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2019. As of June 30, 2019, we still had a lack of segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. Subsequent to March 31, 2019, we hired a full-time Chief Financial Officer, engaged an outside accounting services company and a senior financial executive that all have the requisite expertise in the key functional areas of finance and accounting. We believe these additions to the accounting functional areas will eliminate the segregation of duties material weakness for the future.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.84 per share per the terms of this Agreement. From February 14, 2019 through May 14, 2019, the Company issued a total of 41,666 common stock shares of the Company at prices per share ranging from $1.52 to $3.85 per the terms of this Agreement.

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 sixty (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively. In addition, per the SPA, the investor had an option to purchase an additional 833,333 common stock shares of the Company at the Share Price of $1.20 for a period of 90 days subsequent to the last funds received from the multiple closings (“Option”). On May 21, 2019, the investor funded $250,000 and the Company issued 208,333 common stock shares at the Share Price relating to the investor’s Option.

On January 1, 2019, the Company issued 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. The total value of this issuance was $31,249.

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

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a Company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 250,000 common stock shares of the Company at $3.39 per share. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the Company has not yet issued the 12,500 common stock shares due as of June 19, 2019 and has recorded a stock payable of $52,375.

On February 25, 2019, the Company issued 46,875 and 83,333 common stock shares of the Company at $0.74 and $1.81 per share, respectively, relating to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

On April 16, 2019, the Company issued a total of 25,675 common stock shares at $2.31 per share from the cashless exercise of 88,769 warrants held by 5 warrant holders. The share price on the date of exercise was $3.25 per share.

On April 29, 2019, the Company issued 45,000 common stock shares at $1.52 per share in regards to a Consulting Agreement (“Agreement”), dated January 4, 2019, with an individual for providing financial and investor relations services.

On April 29, 2019 the Company issued 50,000 common stock shares at $1.84 per share in regard to an Advisory Consulting Agreement (“Agreement”), dated January 15, 2019, with an individual for providing financial advisory and business development services.

On April 29, 2019 the Company issued 60,000 common stock shares at $3.78 per share in regard to a Media Advertising Agreement (“Agreement”), dated February 26, 2019, with a company for providing investor relations and media coverage services.

On May 14, 2019, in connection with the Company’s acquisition of CHI (See Note 13), the Company issued 5,700,000 common stock shares as upfront consideration and estimated as of the Closing Date that approximately 8,410,875 common stock shares, of which 7,128,913 common stock shares are held in escrow, may be issued and released over a period of 5 months to 5 years related potential post-closing claims relating to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement and the future earn-out and achievement of a variety of milestones as defined in the Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

As of June 30, 2019, there were two convertible promissory notes (“Notes”) totaling $550,000 that were in default. The Company has offered to either repay the Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2019, the note holders of the Notes have not yet communicated their intent to either receive payment or convert.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: August 14, 2019	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
August 14, 2019

/s/ Michael Redard
Michael Redard
Chief Financial Officer
August 14, 2019

/s/ Mark Udell
Mark Udell
Chief Accounting Officer
August 14, 2019

