Form 10-Q
period 2019-09-30
Cure Pharmaceutical Holding Corp.
filed 2019-11-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

On November 12, 2019, we had 37,959,877 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION:

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, June 30, and September 30, 2019 and 2018	5-6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018	7-8

	Notes to the Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosure	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

	Signatures	50

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$6,258	$501
Accounts receivable, net	9	103
Inventory	78	38
Prepaid expenses and other assets	1,608	946
Total current assets	7,953	1,588

Property and equipment, net	659	300
Goodwill	9,178	-
Intellectual property and patents, net	1,913	1,206
In-process research and development	14,288	-
Prepaid expenses and other assets	-	232
Other assets	38	70

Total assets	$34,029	$3,396

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$655	$774
Accrued expenses	185	509
Loan payable	-	105
Notes payable, net	50	920
Convertible promissory notes, net	550	5,242
Derivative liability	147	618
Contract liabilities	495	383
Contingent share considerations	9,938	-
Total current liabilities	12,020	8,551

License Fees	93	-
Contingent share considerations	8,560	-

Total liabilities	20,673	8,551

Commitments and Contingencies (see Note 15)

Stockholders' equity (deficit):
Common stock: $0.001 par value; authorized 150,000,000 shares;
37,949,460 shares and 26,784,019 issued and outstanding as of
September 30, 2019 and December 31, 2018, respectively	38	27
Additional paid-in capital	62,239	23,425
Stock payable	820	646
Accumulated deficit	(49,741)	(29,269)
Total CURE Pharmaceutical Holding Corp stockholders’ equity (deficit)	13,356	(5,171)

Noncontrolling interest	-	16

Total stockholders' equity (deficit)	13,356	(5,155)

Total liabilities and stockholders' equity (deficit)	$34,029	$3,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Net product sales	$29	$68	$29	$287
Consulting research & development income	70	20	247	63
Shipping and other sales	3	-	8	-
Total revenues	102	88	284	350

Cost of goods sold:
Cost of goods sold	15	42	18	171

Gross profit	87	46	266	179

Operating expenses:
Research and development expenses	453	292	1,547	1,095
Selling, general and administrative expenses	2,217	2,444	7,593	5,496
Change in fair value contingent stock consideration	(4,654)	-	3,866	-
Total operating expenses	(1,984)	2,736	13,006	6,591

Net operating income (loss) before other income (expense)	2,071	(2,690)	(12,740)	(6,412)

Other income (expense):
Interest income	37	-	40	-
Other income	-	-	15	6
Gain on deconsolidation	-	-	81	-
Change in fair value of derivative liability	198	(624)	471	(418)
Other expense	-	(62)	(590)	(171)
Interest expense	(102)	(1,433)	(4,099)	(2,133)
Loss on conversion of convertible promissory notes	-	-	(3,660)	-

Other income (expense)	133	(2,119)	(7,742)	(2,714)

Net income (loss) before income taxes	2,204	(4,809)	(20,482)	(9,128)

Provision for income taxes	-	-	-	-

Net income (loss)	2,204	(4,809)	(20,482)	(9,128)

Net income (loss) attributable to non-controlling interest	-	(10)	(10)	(25)

Net income (loss) attributable to Cure Pharmaceutical Holding Corp.	2,204	(4,799)	(20,472)	(9,103)

Net income (loss ) per share, basic
Basic	$0.06	$(0.20)	$(0.62)	$(0.37)
Diluted	$0.05	$(0.20)	$(0.62)	$(0.37)

Weighted average common shares outstanding
Basic	34,613,642	24,403,901	33,247,660	24,635,143
Diluted	43,368,323	24,403,901	33,247,660	24,635,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three Month Periods Ended March 31, June 30 and September 30, 2019 and 2018

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)
Issuance of common stock for professional services	86,744	-	165	356			522
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	1	321				322
Issuance of common stock for conversion of convertible promissory notes	2,844,156	2	8,621	938			9,561
Issuance of common stock from the equity incentive plan	130,208	-	-				-
Issuance of common stock for cash	416,667	-	500				500
Issuance of common stock for cancellation of accounts payable				64			64
Warrants granted			3,035				3,035
Beneficial conversion features			801				801
Fair value of stock options and restricted stock granted			230				230
Noncontrolling interest of Oak Therapeutics, Inc.						(6)	(7)
Net loss					(10,028)		(10,028)
Balance, March 31, 2019	30,366,794	$30	$37,098	$2,004	$(39,297)	$10	$(155)
Issuance of common stock for professional services	186,249	-	502	(166)			336
Issuance of common stock for cash	208,333	1	250	1,745			1,996
Issuance of common stock from exercise of warrants	25,675	-	-	60			60
Issuance of common stock for acquistion of Chemistry Holdings, Inc	5,700,000	6	19,032				19,038
Warrants granted			817				817
Fair value of stock options and restricted stock granted			659				659
Noncontrolling interest of Oak Therapeutics, Inc.						(10)	(10)
Net loss					(12,648)		(12,648)
Balance, June 30, 2019	36,487,051	$37	$58,358	$3,643	$(51,945)	$-	$10,093
Issuance of common stock for professional services	191,476	-	586	(221)			365
Issuance of common stock for cash	528,790	1	1,744	(1,745)			-
Issuance of common stock for conversion of convertible promissory notes	285,723	-	938	(938)			-
Issuance of common stock from exercise of warrants	66,753	-	60	(60)			-
Issuance of common stock for purchase of patents	30,000	-	43	(43)			-
Issuance of common stock for cancellation of accounts payable	34,876	-	64	(64)			-
Issuance of common stock from the equity incentive plan	324,791	-	-				-
Common stock shares to be issued for purchase of intellectual property				157			157
Common stock shares to be issued for issuance of note payable				91			91
Warrants granted			(91)				(91)
Fair value of stock options and restricted stock granted			537				537
Net loss					2,204		2,204
Balance, September 30, 2019	37,949,460	$38	$62,239	$820	$(49,741)	$-	$13,356

Balance, December 31, 2017	23,901,252	$24	$16,484	$325	$(18,868)	$47	$(1,988)
Issuance of common stock for professional services	50,000	-	74	1,228			1,302
Warrants granted			37				37
Beneficial conversion features			646				646
Noncontrolling interest of Oak Therapeutics, Inc.						(7)	(7)
Net loss					(1,902)		(1,902)
Balance, March 31, 2018	23,951,252	$24	$17,241	$1,553	$(20,770)	$40	$(1,912)
Issuance of common stock for professional services	1,070,175	1	1,015	(776)			240
Issuance of common stock for purchase of patents				97			97
Issuance of common stock for cancellation of accounts payable				50			50
Warrants granted			(22)				(22)
Fair value of stock options and restricted stock granted			461				461
Noncontrolling interest of Oak Therapeutics, Inc.						(8)	(8)
Net loss					(2,403)		(2,403)
Balance, June 30, 2018	25,021,427	$25	$18,695	$924	$(23,173)	$32	$(3,497)
Issuance of common stock for professional services	590,000	1	849	(412)			438
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	115,000	-	190	407			597
Issuance of common stock for cancellation of accounts payable	69,444	-	50	(50)			-
Warrants granted			1,684				1,684
Beneficial conversion features			355				355
Fair value of stock options and restricted stock granted			100				100
Noncontrolling interest of Oak Therapeutics, Inc.						(10)	(10)
Net loss					(4,799)		(4,799)
Balance, September 30, 2018	25,795,871	$26	$21,923	$869	$(27,972)	$22	$(5,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,482)	$(9,128)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	572	46
Stock based compensation - prepaid	1,083	1,162
Stock issued for amending convertible promissory notes	320	190
Gain from settlement on accounts payable	(15)	-
Gain from deconsolidation of Oak Therapeutics, Inc	(81)	-
Change in fair value of contingent share consideration	3,866	-
Loss on conversion of convertible promissory notes	3,660	-
Warrant expense from convertible notes	2,173	-
Depreciation and amortization	420	110
Amortization of loan discounts	1,255	1,651
Recovery of bad debt expense	(8)	-
Inventory reserve for obsolesce	7	-
Deposits made for purchase of property, plant and equipment	(883)	-
Change of fair value in derivative liabilities	(471)	418
Fair value of vested stock options and restricted stock	1,426	561
Warrants granted for commission expense	1,178	1,155
Warrants granted for broker fee expense	411	-
Cashless exercise of warrants	-	-

Change in other assets and liabilities:
Accounts receivable	101	(2)
Inventory	(47)	(48)
Prepaid expenses and other assets	20	165
Other assets	33	25
Accounts payable	(379)	250
Accrued expenses	(670)	269
Contract Liabilities	112	43
License fees	93	-

Cash used in operating activities	(6,306)	(3,133)

Cash flows from investing activities
Purchase in intangible assets	(47)	(72)
Proceeds from common stock issuance for acquisition of Chemistry Holdings	8,487	-
Acquisition of property and equipment, net	(377)	(51)

Cash provided by (used in) investing activities	8,063	(123)

Cash flows from financing activities
Proceeds from convertible notes payable	3,425	3,600
Proceeds from promissory notes	-	250
Proceeds from common stock issuance	2,495	-
Proceeds from stock payable	-	-
Proceeds from exercise of warrants	60	-
Repayment of convertible notes payable	(1,225)	-
Repayment of notes payable	(650)	-
Repayment of loans payable	(105)	(400)

Cash provided by financing activities	4,000	3,450

Net increase in cash and cash equivalents	5,757	194

Cash and cash equivalents, beginning of period	501	109

Cash and cash equivalents, end of period	$6,258	$303

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$90	$67
Income taxes	$-	$-

Non-cash financing activities:
Common stock related to prepaid expense	$-	$1,018
Warrants granted for discount on convertible promissory notes	$-	$1,546
Common stock issued for conversion of promissory notes and accrued interest	$5,902	$-
Common stock payable for conversion of convertible note	$-	$263
Common stock payable for issuance of a promissory note	$-	$144
Common stock payable for patents	$-	$97
Common stock payable for purchase of intellectual property	$157	$-
Common stock issued for settlement of accounts payable	$65	$50
Accrued interest converted to convertible promissory note	$-	$10
Fixed assets received from the acquisition of Chemistry Holdings, Inc	$83	$-
Patents received from the acquistion of Chemistry Holdings, Inc	$650	$-
In-process research and development received from the acquistion of Chemistry Holdings, Inc	$14,460	$-
Goodwill resulting from the acquisiton of Chemistry Holdings, Inc	$9,178	$-
Contingent share considerations for acquistion of Chemistry Holdings	$14,632	$-
Liabilities assumed from the acquisiton of Chemistry Holdings, Inc	$1,189	$-
Convertible promissory note payable eliminated from the acquisiton of Chemistry Holdings, Inc	$2,000
Cashless exercise of warrants	$-	$-
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc	$76	$-
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc	$16	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Liquidity and Capital Resources

In connection with preparing unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. As part of the Company’s evaluation, the Company considered the following:

•	Its accumulated deficit of approximately $50 million,
•	Its cash balance of $6.3 million, which includes the addition of approximately $7.3 million of net cash from the acquisition of CHI,
•	Only $0.5 million of debt and no other obligations due in the next 12 months,
•	Its continued progress towards increasing revenues from commercialization and the impact of increased manufacturing and related plant upgrades,
•	Its research and development strategic plans, including the filing and maintenance of patents, and
•	The forecasted hiring of personnel and other S,G&A costs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents. At September 30, 2019 and December 31, 2018, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At September 30, 2019 and December 31, 2018, management determined that an allowance was necessary which amounted to approximately $9 and $8, respectively.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of September 30, 2019 or December 31, 2018.

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

Contract liabilities is shown separately in the condensed consolidated balance sheets. At September 30, 2019 and December 31, 2018 we had contract liabilities of $0.5 million and $0.4 million, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $0.1 million and $0.3 million, for the three and nine month periods ended September 30, 2019, respectively. The Company recorded advertising costs of $0.05 million and $0.1 million for the three and nine month periods ended September 30, 2018, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2019, respectively. The Company recorded research and development expenses of $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2018, respectively.

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

Pursuant to ASC 2018-07 (Topic 718) for share-based payments to employees and ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At September 30, 2019 and December 31, 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. We measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more than complex methods, using Level 3 inputs. (See Note 10)

We measured the contingent stock consideration based on the following: i) Company’s closing price at the end of each quarter; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 61 month performance period applied to the total number of contingent shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished; and iii) the fair value of the acquisition warrant shares based on using the Black-Scholes valuation

The following table summarizes fair value measurements by level at September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$18,498	$-	$-	$18,498
Fair value of Derivative Liability	$147	$-	$-	$147

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$618	$-	$-	$618

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to September 30, 2019, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished all decreased resulting in a significant decrease of the fair value of the contingent stock consideration.

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding during the period plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net income per share for the period indicated:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income	$2,204	$(4,799)	$(20,472)	$(9,101)
Weighted average outstanding shares of common stock	34,613,642	24,403,901	33,247,660	24,635,143
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	228,759	-	-	-
Conversion of convertible notes	115,047	-	-	-
Issuance of contingent shares relating to CHI acquisition	8,410,875	-	-	-
Common stock and common stock equivalents	43,368,323	24,403,901	33,247,660	24,635,143
Income per share:
Basic net income per share	0.06	(0.20)	(0.62)	(0.37)
Diluted net income per share	0.05	(0.20)	(0.62)	(0.37)

Diluted net loss per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net loss is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Vested stock options from the Company’s 2017 Equity Incentive Plan	-	132,153	1,481,391	527,231
Warrants	-	258,644	6,648,446	3,656,107
Shares to be issued upon conversion of convertible notes	-	3,546,908	115,047	3,546,908
Total	-	3,937,705	8,244,884	7,730,246

In connection with CHI acquisition, the Company estimated as of the Closing Date that approximately 8,410,875 common stock shares, of which 7,128,913 common stock shares are held in escrow, may be issued and released over a period of 5 months to 5 years. These potential post-closing claims relate to, among other things, breaches of representations, warranties and covenants contained in the Merger Agreement and the future earn-out and achievement of a variety of milestones as defined in the Merger Agreement. Additionally, a warrant was issued to purchase up to 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. Due to the uncertainty of the number of shares to be issued and vested under the warrant, these shares were not included in the table above.

Recently Issued Standards

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and used the alternative transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods.

The new standard provides optional practical expedients in transition. We expect to only elect the package of practical expedients where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting and we do not expect to elect any of these practical expedients on adoption. We continue to assess the impact of the new standard and believe it will not have a material effect on the condensed consolidated balance sheet.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As permitted by ASU 2018-15, the Company early-adopted this standard on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Raw materials	$61	$25
Packaging components	8	8
Work-in-process	14	8
	83	41
Reserve for obsolescence	(5)	(3)
Total inventory	$78	$38

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2019 and December 31, 2018, prepaid expenses and other assets consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018

Prepaid consulting services– stock-based compensation	$407	$936
Prepaid consulting services	60	82
Prepaid insurance	22	120
Prepaid inventory	30	-
Other receivables		3
Prepaid property, plant and equipment	883	-
Prepaid expenses	206	37
Prepaid expenses and other assets	1,608	1,178
Current portion of prepaid expenses and other assets	(1,608)	(946)
Prepaid expenses and other assets less current portion	$-	$232

NOTE 5 - PROPERTY AND EQUIPMENT

As of September 30, 2019, and December 31, 2018, property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Manufacturing equipment	$896	$842
Computer and other equipment	562	183
Leasehold improvements	75	48
Less accumulated depreciation	(874)	(773)
Property and Equipment, net	$659	$300

Depreciation expense for the three and nine month periods ended September 30, 2019 was $0.04 million and $0.1 million, respectively. Depreciation expense for the three and nine month periods ended September 30, 2018 was $0.03 million and $0.08 million, respectively, which includes depreciation of $0.002 million and $0.006 million for capitalized leased assets for the three and nine months ended September 30, 2018, respectively. Accumulated depreciation for property held under capital leases was $0.04 million as of September 30, 2019 and December 31, 2018.

NOTE 6 - INTANGIBLE ASSETS

The Company incurred $0.05 million and $0.2 million of legal patent costs that were capitalized during the nine months periods ended September 30, 2019 and 2018, respectively. In addition, the Company acquired a patent and developed technology with a fair value of $0.7 million and in-process research and development with a fair value of $14.5 million as part of the CHI acquisition (See Note 13). The Company purchased $0.2 million of intellectual property from Continuum Brand’s through the issuance of 40,000 common stock shares of the Company during the nine months period ended September 30, 2019. No intellectual properties were acquired through the issuance of common stock shares of the Company for the nine months ended September 30, 2018. No patents were acquired through issuance of common stock shares of the Company for the nine months period ended September 30, 2019. The Company purchased $0.3 million of patents through the issuance of 200,000 common stock shares of the Company during the year ended December 31, 2018.

Intangible Asset Summary

The following table summarizes the estimated fair values as of September 30, 2019 of the identifiable intangible assets acquired, their useful life, and method of amortization:

(Dollars in thousands)	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Nine Months Amortization Expense
Intellectual Property	$972	11.48	$31
Patents	1,276	12.76	38
In-process research and development technology	14,460	13.83	172
Total	$16,708		$241
Less: accumulated amortization	(507)
Intellectual property and patents, net	16,201
Less: pending patents and in-process research and development technology not subject to amortization	(14,586)
Net intangible assets subject to amortization	$1,615

The net intangible asset was $16.2 million, net of accumulated amortization of $0.5 million, as of September 30, 2019. Amortization expense was $0.1 million and $0.3 million for the three and nine months periods ended September 30, 2019, respectively. Amortization expense was $0.01 million and $0.03 million for the three and nine months periods ended September 30, 2018, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows:

(Dollars in thousands)
2019	$108
2020	118
2021	118
2022	118
2023	118
Thereafter	1,035
Total Amortization	$1,615

NOTE 7 – LOAN PAYABLE

Loan payable consists of the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Notes to a company due September 29, 2019, including interest at 6.00% per annum; unsecured; interest due monthly	$-	$105
Current portion of loan payable	-	(105)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine months periods ended September 30, 2019 was $0 and $0.003 million, respectively. Interest expense for the three and nine months periods ended September 30, 2018 was $0 and $0.002 million, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018

Note to a company amended on August 27, 2017 and February 27, 2019, due on or before one month from the amended date and the maturity date shall be extended for one month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property. This note was repaid on May 21, 2019.	$-	$650
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment.	50	50
Note to an individual due April 1, 2019, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker. This note and accrued interest was repaid on April 2, 2019.	-	150

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

	-	100
	50	950
Unamortized discount		(30)
Current portion of loan payable	(50)	(920)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine month periods ended September 30, 2019 was $0 and $0.03 million, respectively. Interest expense for the three and nine month periods ended September 30, 2018 was $0.02 million and $0.05 million, respectively.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018

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

	$550	$1,400

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

	-	2,025

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

	-	500

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

	-	500

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

	-	575

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

	-	575
	550	5,575
Unamortized discount	-	(333)
Current portion of convertible promissory notes	550	5,242
Convertible promissory notes, less current portion	$-	$-

During the three and nine month periods ended September 30, 2019, the Company incurred $0 and $1.1 million, respectively, amortization of discount. Interest expense for the three and nine month periods ended September 30, 2019 was $0.01 million and $0.1 million, respectively. During the three and nine month period ended September 30, 2018, the Company incurred $0.4 million and $1.3 million, respectively, amortization of discount. Interest expense for the three and nine month periods ended September 30, 2018 was $0.09 million and $0.2 million, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$147	$-	$-	$147

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$618	$-	$-	$618

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

Significant assumptions:
Risk-free interest rate at grant date	1.55%
Expected stock price volatility	77.52%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability and contingent stock consideration measured at fair value on a recurring basis from December 31, 2018 to September 30, 2019:

(Dollars in thousands)	Fair value of derivative liabilities
Balance at December 31, 2018	$618
Gain on change in fair value included in earnings	(471)
Balance at September 30, 2019	$147

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

The Company issued 1,170,000 Nonstatutory Stock Options (“NSO”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the nine months period ended September 30, 2019. The Company did not issue any Restricted Common Stock (“RCS”), or Incentive Stock Options (“ISO”) to any employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants during the ninr months period ended September 30, 2019. Vesting periods for awarded RCS, NSO and ISO’s range from immediate to quarterly over a 4 year period. For NSO’s and ISO awarded, the term to exercise their NSO or ISO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	2,313,050	$0.79	9.27
Granted	1,170,000	$3.62	9.59
Exercised	-	-	-
Forfeited/Expired	(89,544)	$0.74	-
Outstanding, September 30, 2019	3,393,506	$1.77	8.91
Exercisable at September 30, 2019	1,481,391	$1.22	8.72

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61-$4.01	3,393,506	8.91	$1.77	1,481,391	$1.22
	3,393,506	8.91	$1.77	1,481,391	$1.22

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2019 was $0.01 million.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2019 and year ended December 31, 2018 amounted to $4 million and $1.5 million, respectively. Compensation expense related to stock options for the three and nine months periods ended September 30, 2019 was $0.4 million and $1 million, respectively. Compensation expense related to stock options for the three and nine months periods ended September 30, 2018 was $0.08 million and $0.4 million, respectively.

As of September 30, 2019, the total unrecognized fair value compensation cost related to unvested stock options was $3.9 million, which is to be recognized over a remaining weighted average period of approximately 9.07 years.

The weighted-average fair value of options granted during the nine months ended September 30, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.55%	2.51%
Expected stock price volatility	77.52%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares for the three and nine months periods ended September 30, 2019 was $0.1 million and $0.4 million, respectively. Compensation expense related to restricted shares for the three and nine months periods ended September 30, 2018 was $0.02 million and $0.2 million, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	317,708	1.44
Granted	-	-
Vested	(265,625)	1.50
Forfeited/Expired	-	-
Non-vested, September 30, 2019	52,083	1.17

NOTE 12 – WARRANT AGREEMENTS

On February 13, 2019, the Company issued 657,655 warrants at a fair market value of $1.8 million and with an exercise price of $2.31 per share in connection with the conversion of $1.3 million convertible promissory notes. The Company also issued 99,476 warrants at a fair market value of $0.3 million and with an exercise price of $2.31 per share in connection with the broker fees earned from the conversion of those convertible promissory notes.

On February 15, 2019, the Company issued 312,500 warrants at a fair market value of $0.9 million and with an exercise price of $2.00 per share in connection with the conversion of $500,000 convertible promissory notes.

On February 15, 2019, the Company issued 295,879 warrants at a fair market value of $0.8 million and with an exercise price of $2.31 per share in connection with the conversion of $1,000,000 convertible promissory notes.

On May 10, 2019, the Company issued 52,879 warrants at a fair market value of $0.1 million and with an exercise price of $5.01 per share in connection with an engagement agreement with a licensed brokerage company for $1,745,000 of funds raised.

On May 10, 2019, the Company issued 52,879 warrants at a fair market value of $0.1 million and with an exercise price of $6.00 per share in connection with eight stock purchase agreements with accredited investors totaling $1,745,000.

On May 14, 2019, in connection with the acquisition of CHI, the Company issued warrants to purchase up to 8,018,071 shares of the Company’s common stock at an exercise price of $5.01. The total number of shares to vest is subject to certain revenue milestones earned during the 3rd and 4th years post acquisition period and the warrant expires on May 14, 2024. The fair value of the warrants, assuming full vesting of all shares, was $0.005 million and is used in the calculation of the acquisition price of CHI.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	5,340,751	$2.20	3.80
Granted	9,489,340	$4.62	4.35
Exercised	(163,573)	$1.62	-
Forfeited/Expired	-	$-	-
Outstanding, September 30, 2019	14,666,518	$3.70	3.84
Exercisable at September 30, 2019	6,648,446	$2.27	2.90

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	3.84	$3.70	6,648,446	$2.27
	14,666,518	3.84	$3.70	6,648,446	$2.27

The weighted-average fair value of warrants granted to during the nine months ended September 30, 2019 and year ended December 31, 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	September 30, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.55%	2.51%
Expected stock price volatility	77.52%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent and Acquisition Warrant Shares of $14,632,000 will be recorded as a liability as contingent share consideration.

The Company estimated the fair value of the preliminary purchase price for the acquisition of CHI is approximately $34,070,000. The Company acquired CHI through the issuance of shares of Common Stock of the Company with no cash consideration provided. The preliminary total purchase price was determined based on the following: i) Company’s closing price ($3.34) on May 14, 2019 for the Upfront Consideration Share; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 66 month performance period applied to the total number of contingent shares, which consists of the Clawback Shares, Achievement Shares and Earnout Shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished (“Adjusted Contingent Shares”); iii) the fair value of the Acquisition Warrant Shares based on using the Black-Scholes valuation using the a risk free rate of 2.4%, stock price volatility of 134.7%, no dividend payout, 1 year expected life, exercise price of $5.01 and an estimated stock price of $0.39 based on the end of the earn-out period, year 4 (as determine by using a Monte-Carlo simulation model); and iv) the Company estimated acquisition costs of $400,000, of which $290,000 were included in general and administrative expenses for the period ended September 30, 2019.

(Dollars in thousands)	Shares	Amount
Upfront Consideration Shares	5,700,000	$19,038
Adjusted Contingent Shares	8,410,875	14,627
Acquisition Warrant Shares	8,018,071	5
Acquisition costs	-	400
Total purchase price	22,128,946	$34,070

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

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed in the CHI acquisition, which is subject to change during measurement period:

(Dollars in thousands)
Net assets acquired:
Cash	$8,487
Note receivable from CURE	2,000
Property, plant and equipment	83
Patents and development technology	650
In-process research and development	14,460
Goodwill	9,178
Accounts payable	(354)
Payroll tax liabilities	(834)
Net assets acquired	33,670
Acquisition costs	400
Net assets acquired and acquisition costs incurred	$34,070

Information regarding identifiable intangible assets acquired in the CHI acquisition is presented below:

(Dollars in thousands)	Weighted-average Estimated useful life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Patent and developed technology	11.0 years	$650
Total finite-lived intangible assets acquired	11.0 years	$650

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

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$31	$88	$214	$350
Net loss	(14,590,578)	(2,344,350)	(24,739,485)	(4,200,631)

Net loss attributable to Cure per common share, basic	$(0.36)	$(0.08)	$(0.67)	(0.14)
Net loss attributable to Cure per common share, diluted	(0.36)	(0.08)	(0.67)	(0.14)

Deconsolidation of Oak Therapeutics, Inc.

On April 15, 2019, the Company entered into a Termination and Release Agreement (“Agreement”) with Oak Therapeutics (“Oak”) to surrender all of its Oak shares to Oak and terminating any rights the Company might have to acquire additional shares or interest in Oak. The parties terminated all contractual relationships between them, whether written or verbal, express or implied. All license or other rights previously granted by Oak to the Company or the Company to Oak were terminated, including all licenses or rights of any kind granted by the Company. As of the date of deconsolidation, Oak has a negative net assets, which resulted in a gain of $0.08 million.

In the Company’s condensed consolidated financial statements for the nine months period ended September 30, 2019, the Company’s investment in Oak has been written off and was reflected at a value of zero.

The following information summarizes the results of operations of Oak for the period January 1, 2019 through April 15, 2019, the date of deconsolidation:

(Dollars in thousands)	January 1, 2019 through April 15, 2019
Revenue	$-
Net loss	$29

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of September 30, 2019 and December 31, 2018, there were 37,949,460 and 26,784,019 shares of the Company’s common stock issued and outstanding, respectively.

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

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 ninety (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively. In addition, per the SPA, the investor had an option to purchase an additional 833,333 common stock shares of the Company at the Share Price of $1.20 for a period of 90 days subsequent to the last funds received from the multiple closings (“Option”). On May 21, 2019, the investor funded $250,000 and the Company issued 208,333 common stock shares at the Share Price relating to the investor’s Option.

On January 1, 2019, the Company issued 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a nine-month period. The total value of this issuance was $31,249

On February 1, 2019, the Company amended two convertible promissory notes totaling $600,000 to extend the maturity dates to February 28, 2019. For extending the maturity date, the Company will issue a total of 30,000 common stock shares of the Company at $2.32 price per share. The total value of this issuance was $69,600. The Company considered if the amendment of the convertible promissory note was a debt modification or extinguishment based on the guidelines of ASC 470-50, and concluded that the amendments of the convertible promissory notes were debt modifications. The Company recorded the fair market value of the 30,000 common stock shares issued as a debt discount that has been fully amortized as of March 31, 2019.

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

On February 14, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”), where $250,000 (Two Hundred Fifty Thousand Dollars) of $650,000 (Nine Hundred Fifty Thousand Dollars) of the Outstanding Balance under the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note dated August 27, 2017 (the “Note”) shall be converted into 135,135 (One Hundred Thirty-Five Thousand, One Hundred Thirty-Five) shares of Common Stock of the Company (the “Conversion Shares”) at a conversion price of $1.85 per share (a discounted rate calculated as an approximation based on 20% discount on 5 days volume weighted average price of the market rate). As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $201,351.

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

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a Company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 250,000 common stock shares of the Company at $3.39 per share. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the Company has not yet issued the 12,500 common stock shares due as of June 19, 2019 and has recorded a stock payable of $52,375.

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

On April 29, 2019, the Company issued 45,000 common stock shares at $1.52 per share in regard to a Consulting Agreement (“Agreement”), dated January 4, 2019, with an individual for providing financial and investor relations services.

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

During the three months period ending September 30, 2019, the Company issued 191,476 common stock shares at price per shares ranging from $2.25 to $5.05 in regard to various consulting and advisory services.

During the three months period ending September 30, 2019, the Company issued 285,723 common stock shares of the Company at a conversion prices per share of $1.85 in regard to a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $409,672. In connection with the conversion of the convertible promissory notes, the Company issued 312,500 warrants that were priced at $2.00 price per share.

During the three months period ending September 30, 2019, the Company issued 34,876 common stock shares at a price per share of $1.85 in regard to a Stock Purchase Agreement (“SPA”) with an individual (“Landlord”) for the cancellation of two months rent and overages for property tax and general liability insurance.

During the three months period ending September 30, 2019, the Company issued 528,780 common stock shares at a price per share of $3.30 in regard to a Securities Purchase Agreement (the “SPA”) with several accredited investors for a total purchase price of $1,745,000.

During the three months period ending September 30, 2019, the Company issued 324,791 common stock shares of the Company at prices per share ranging from $0.74 and $1.81 in regard to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

During the three months period ending September 30, 2019, the Company issued a total of 66,753 common stock shares at $1.00 per share from the cashless exercise of 14,324 warrants and cash exercise of 60,480 warrants. The share price on the date of exercise was $4.11 per share.

During the three months period ending September 30, 2019, the Company issued 30,000 common stock shares at a price per share of $1.42 in regard to a Patent Purchase Agreement (“Patent Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents.

Stock Payable

During 2018, convertible promissory notes and accrued interests totaling $0.6 million was converted into 447,288 shares of common stock of the Company at prices ranging from $0.886 to $2.26 per share. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable.

During the three months period ending September 30, 2019, the Company entered into a Consulting Agreement (“Agreement”) with an individual. Per the terms of the Agreement, the Company is to issue 40,000 common stock shares of the Company at $3.93 per share for completing phase I and II of the Agreement. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $157,200.

During the three months period ending September 30, 2019, the Company issued 25,000 common stock shares at a price per share of $3.65 in regard to a Promissory Note (“Note”) with a company (“Lender”). Per the terms of the Note, the Company’s next bona fide sale or issuance of its preferred or common stock shares equal to or in excess of $2,000,000 in gross proceeds, in one transaction or a series of related transactions shall issue to the Lender 25,000 common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $91,250.

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

Total rent expense for the three and nine months periods ended September 30, 2019 was $0.06 million and $0.2 million respectively. Total rent expense for the three and nine months periods ended September 30, 2018 was $0.06 million and $0.2 million, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On October 14, 2019, the Company issued 10,417 common stock shares at a price per share of $3.73 to an individual in regard to an Advisory Consulting Agreement ("Agreement") originally dated December 14, 2018. Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months.

On November 1, 2019, the Company purchased a Convertible Loan (“Loan”) with a company (“Borrower”) in the amount of $0.2 million. The Borrower shall accrue interest on the Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loan is repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loan and any unpaid accrued interest shall be converted into shares of the Borrower (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event the Borrower completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing, the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Borrower agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million.

On November 12, 2019, the Company purchased a $0.2 million convertible promissory note (the “Convertible Promissory Note”) issued by Coeptis Pharnaceuticals, Inc., a Delaware corporation a privately held biopharmaceutical company engaged in the acquisition, development and commercialization of pharmaceutical products (“Coeptis”). The Convertible Promissory Note is due June 15, 2020, pays interest at the rate of 9% per annum and gives the holder the right, at any time from the date thereof, to convert the Convertible Promissory Note into shares of Common Stock of Coeptis at a price per share equal to $2.60 (the “Optional Conversion Price”) or the share price set by the latest qualified financing, whichever is less.

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

Cannabinoids

We are specifically investing in the development of pharmaceutical-grade cannabinoid products consistent with FDA and DEA regulations, using active ingredients that are manufactured under appropriate chemistry, manufacturing and controls. The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids do not readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and botanical extracts which may provide maximum therapeutic benefit. We have a licensing rights agreement with Canopy Growth Corporation (“Canopy”) for the global commercialization of ODFs containing cannabinoids, under which Canopy is granted non-exclusive in the United States and exclusive rights in the rest of the world excluding Asia. We are sponsoring preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are registered with the Drug Enforcement Agency (DEA) to manufacture schedule 1 controlled substances at the Oxnard facility.

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

We own or have exclusive rights to thirteen (13) issued U.S. patents, ten (10) pending applications in the United States, one (1) pending application in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to (1) a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film, (2) edible films for administration of medicaments to animals, (3) methods for modulating dissolution, bioavailability, bioequivalence, (4) pharmaceutical composition and method of manufacturing, (5) pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient, (6) multi-layered high dosage dissolvable film for oral administration, (7) thin films with high load of active ingredient, (8) high dosage dissolvable films for oral administration, (9) methods and composition for improving sleep, (10) oral dissolvable film that includes plant extracts and controlled substances, (11) rapidly disintegrating film matrix for moisture sensitive compounds, and (12) protein-polysaccharide macromolecular complexes encapsulating ethyl alcohol.

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

We applied for nine (6) trademark and logomark registrations, of which five (5) have been granted.

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

RESULTS OF OPERATIONS

Revenues for the Three Months and Nine Ended September 30, 2019 and 2018

Revenues for the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively as compared to $0.09 million and $0.4 million, revenues for the three and nine months ended September 30, 2018, respectively. The increase in the three months ended September 30, 2019 compared with the same period in 2018 is mainly due to combination of an increase in research and development income relating to a development agreement between the Company and Therapix Biosciences for work completed, offset by a decrease in product sales relating to ID Life Sleep Strips. The decrease in the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the decrease in product sales relating to ID Life Sleep Strips. However, the Company experienced an increase in research and development income from (i) successfully completing phase I of our research and development agreement with Canopy Growth Corporation (“Canopy”) for the development of a CBD OTF, (ii) completion of Isagenix for the development of CURE 5209 during the first half of 2019 and (iii) completion of phase I and II for the development of a Palmitoylethanolamine (PEA) & Dronabinol CUREfilm ODF for buccal administration. . In addition, the Company received a non-refundable and non-creditable development fee to develop a low dose hemp CUREfilm for Canopy.

Cost of Goods Sold

Cost of goods sold was $0.02 million in the three and nine months ended September 30, 2019, compared to $0.04 million and $0.2 million in the three and nine months ended September 30, 2018, respectively. Cost of goods sold decreased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The decrease was primarily due to the Company generating product sales from ID Life during the three months ended September 30, 2019 as where the Company did incur revenues during the three and nine months ended September 30, 2018.

Research and Development Expenses

For the three and nine months ended September 30, 2019, research and development expenses increased to $0.5 million and $1.5 million compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2018, respectively. The increase in research and development expenses is mainly due to the Company’s continuation of the development of CUREfilm Blue, CUREfilm D, CUREfilm Beta-Caryophyllene and CUREfilm and CUREpod Canna products during the three and nine months ended September 30, 2019. In addition, we hired three new scientists during the three and nine months ended September 30, 2019 that resulted in an increase our research and development expenses during these periods.

Selling, General and Administrative Expenses

Our expenses for the three and nine months ended September 30, 2019 are summarized as follows in comparison to our expenses for the three and nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Consulting	$578	$1,598	$3,055	$2,559
Salaries and wages	264	220	758	816
Selling, general and administrative	504	238	1,198	795
Professional and investor relations	334	288	1,156	766
Noncash compensation	537	100	1,426	561
Total operating expenses	$2,217	$2,444	$7,593	$5,497

Consulting

Consulting expense decreased and increased to $0.6 million and $3 million, respectively, for the three and nine months ended September 30, 2019, respectively, as compared to $1.6 million and $2.6 million for the three and nine months ended September 30, 2018, respectively. The decrease during the three months ended September 30, 2019 compared to the same period in 2018 is mainly due to the decrease in fair value of warrants relating to advisory consulting services. The increase during the nine months ended September 30, 2019 was due to the Company increasing the number of consultants used during the nine months ended September 30, 2019 compared to the same period in 2018. In addition, a majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time as well as the recording of the fair market value of warrants vested during the nine months ended September 30, 2019 for services performed.

Salaries and wages

Salaries and wages expense increased and decreased by approximately $0.04 million and $0.06 million, respectively, during the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, respectively. The increase in salaries and wages during the three months ended September 30, 2019 was due to the Company hiring a new Chief Financial Officer in May 2019 where his salary was not present in the same period in 2018. The decrease in salaries and wages during the nine months ended September 30, 2019 compared to the same period in 2018 was due to the Company issuing restricted common stock to three employees of the Company in the 2018 period and as a result of the issuance, the Company recorded the fair market value of the restricted common stock as compensation to these employees. There was no such transaction in the same period in 2019.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. The increase during the nine months ended September 30, 2019 was due to the following factors: (i) increase in our D&O insurance as the Company increased coverage by getting an excess D&O policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in the amortization expense relating to the fair value of patents acquired in the CHI acquisition during the nine months ended September 30, 2019 compared to the same period in 2018.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $0.05 million and $0.4 million during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three and nine months ended September 30, 2019 compared to the same period in 2018 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.4 million and $0.9 million during the three and nine months ended September 30, 2019 as compared the three and nine months ended September 30, 2018, respectively. This was primarily due to the Company recording the fair value of vested stock options and vested restricted stock issued from our 2017 Equity Incentive Plan during the three and nine months ended September 30, 2019. The fair values of the vested stock options and restricted stock during the three and nine months ended September 30, 2018 were less compared to fair values of the vested stock options and restricted stock in the same period in 2019 due to the increase in the strike prices offered in 2019 compared to 2018.

Change in Fair Value Contingent Stock Consideration

Change in fair value stock consideration decreased and increased by approximately $4.7 million and $3.9 million, respectively, during the three and nine months ended September 30, 2019 as compared to the same time period in 2018, respectively. This was primarily due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019. The contingent shares fair value as of September 30, 2019 was based on the decrease in probabilities for completing each milestone, lower volatility of the Company’s stock price, a lower closing stock price at September 30, 2019 compared to June 30, 2019 and less time to meet each milestone. As a result of these factors, the fair value of the contingent shares decreased from $23.2 million as of June 30, 2019 to $18.5 million as of September 30, 2019.

Other Expense

Other expense decreased and increased by approximately $2.3 million and $5 million, respectively, during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively. This was mainly due to (i) recording of fair value of warrants issued relating to convertible promissory notes (ii) change in the warrant values relating to convertible promissory notes, (iii) a loss on conversion relating to convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance and (iv) an decrease in the change in fair value of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019

Working Capital (Deficit)

(Dollars in thousands)	September 30, 2019	December 31, 2018
Current assets	$7,953	$1,588
Current liabilities	(12,020)	(8,551)
Working capital (deficit)	$(4,067)	$(6,963)

Working capital deficit as of September 30, 2019 was approximately $4.1 million, as compared to a working capital deficit of approximately $7 million as of December 31, 2018. The decrease in working capital deficit was primarily attributable to (i) an increase in cash of approximately $7.3 million due to the CHI acquisition and (ii) repayment of convertible promissory notes, loan and note payables of approximately of $1.9 million and (iii) contingent share considerations of approximately $9.9 million as well as approximately $9.6 million of convertible promissory notes converting to common stock shares of the Company.

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018

Net cash used in operating activities	$(6,306)	$(3,133)
Net cash provided by (used in) investing activities	8,063	(123)
Net cash provided by financing activities	4,000	3,450
Increase in cash	$5,757	$194

Net cash used in Operating Activities

Net cash used in operating activities was approximately $6.3 million during the nine months ended September 30, 2019. This was primarily due to the net loss of approximately $20.5 million, partially offset by (i) the amortization of the debt discount of approximately $ 1.3 million, (ii) stock based compensation of approximately $1.7 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options and restricted stock of approximately $1.4 million (v) fair value of warrant granted for commission expense of approximately $1.2 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million, (viii) the fair value of warrant granted for broker fee expense of approximately $0.4 million, (ix) depreciation and amortization of approximately $0.4 million, (x) change in derivative liability of approximately $0.5 million, (xi) deposits made for purchase of property plant and equipment of approximately $0.9 million and (xi) change in fair value of contingent share considerations of approximately $3.9 million.

Comparatively, net cash used in operating activities was approximately $3.1 million during the nine months ended September 30, 2018. This was primarily due to the net loss of approximately $9.1 million offset by (i) the amortization of the debt discount of approximately $1.6 million, (ii) the fair value of stock and warrants issued for services of approximately $1.2 million, (iii) change in derivative liability of approximately $0.4 million and (iv) stock based compensation of approximately $1.2 million.

Net cash used in Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2019 was due to (i) the purchase of an intangible asset for approximately $0.04 million, (ii) approximately $8.5 million from the acquisition of CHI and (iii) the purchase of property and equipment for approximately $0.4 million. Comparatively, net cash used in investing activities during the nine months ended September 30, 2018 was due to (i) the purchase of an intangible asset for approximately $0.07 million, and (ii) the purchase of property and equipment for approximately $0.05 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $4 million during the nine months ended September 30, 2019 was primarily due to the approximately (i) $3.4 million received from the issuances of new convertible notes payable, (ii) approximately $2.5 million in proceeds from issuances of common stock and (iii) approximately $0.06 million in proceeds from exercise of warrants and was offset by approximately $2 million in repayments of convertible promissory notes, notes payable and loans payable. Correspondingly, during the nine months ended September 30, 2018, net cash provided by financing activities was approximately $3.4 million. This was primarily attributable to proceeds of approximately $3.6 million from the issuances of new convertible notes payable and $0.3 million in promissory notes which was offset by approximately $0.4 million in repayments of loans payable.

Liquidity and Capital Resources

In connection with preparing unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. As part of the Company’s evaluation, the Company considered the following:

•	Its accumulated deficit of approximately $50 million,
•	Its cash balance of $6.3 million, which includes the addition of approximately $7.3 million of net cash from the acquisition of CHI,
•	Only $0.5 million of debt and no other obligations due in the next 12 months,
•	Its continued progress towards increasing revenues from commercialization and the impact of increased manufacturing and related plant upgrades,
•	Its research and development strategic plans, including the filing and maintenance of patents, and
•	The forecasted hiring of personnel and other S,G&A costs.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the nine months ended September 30, 2019 and 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2019. As of September 30, 2019, we still had a lack of segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. However, the Company continues to take the necessary steps to eliminate this material weakness through the addition of a full-time Chief Financial Officer and Controller, engaging an outside accounting services company and a senior financial executive that all have the requisite expertise in the key functional areas of finance and accounting. We believe these additions to the accounting functional areas will eliminate the segregation of duties material weakness for the future.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five (5) business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 ninety (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively. In addition, per the SPA, the investor had an option to purchase an additional 833,333 common stock shares of the Company at the Share Price of $1.20 for a period of 90 days subsequent to the last funds received from the multiple closings (“Option”). On May 21, 2019, the investor funded $250,000 and the Company issued 208,333 common stock shares at the Share Price relating to the investor’s Option.

On January 1, 2019, the Company issued 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a nine-month period. The total value of this issuance was $31,249.

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

On February 14, 2019, the Company entered into a Debt Conversion Agreement (“Agreement”), where $250,000 (Two Hundred Fifty Thousand Dollars) of $650,000 (Nine Hundred Fifty Thousand Dollars) of the Outstanding Balance under the Senior Secured Promissory Note effective April 27, 2017 which was replaced with an Amended and Restated Senior Secured Promissory Note dated August 27, 2017 (the “Note”) shall be converted into 135,135 (One Hundred Thirty-Five Thousand, One Hundred Thirty-Five) shares of Common Stock of the Company (the “Conversion Shares”) at a conversion price of $1.85 per share (a discounted rate calculated as an approximation based on 20% discount on 5 days volume weighted average price of the market rate). As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $201,351.

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

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a Company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 250,000 common stock shares of the Company at $3.39 per share. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the Company has not yet issued the 12,500 common stock shares due as of June 19, 2019 and has recorded a stock payable of $52,375.

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

During the three months period ending September 30, 2019, the Company issued 191,476 common stock shares at price per shares ranging from $2.25 to $5.05 in regard to various consulting and advisory services.

During the three months period ending September 30, 2019, the Company issued 285,723 common stock shares of the Company at a conversion prices per share of $1.85 in regard to a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $409,672. In connection with the conversion of the convertible promissory notes, the Company issued 312,500 warrants that were priced at $2.00 price per share.

During the three months period ending September 30, 2019, the Company issued 34,876 common stock shares at a price per share of $1.85 in regard to a Stock Purchase Agreement (“SPA”) with an individual (“Landlord”) for the cancellation of two months rent and overages for property tax and general liability insurance.

During the three months period ending September 30, 2019, the Company issued 528,780 common stock shares at a price per share of $3.30 in regard to a Securities Purchase Agreement (the “SPA”) with several accredited investors for a total purchase price of $1,745,000.

During the three months period ending September 30, 2019, the Company issued 324,791 common stock shares of the Company at prices per share ranging from $0.74 and $1.81 in regard to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

During the three months period ending September 30, 2019, the Company issued a total of 66,753 common stock shares at $1.00 per share from the cashless exercise of 14,324 warrants and cash exercise of 60,480 warrants. The share price on the date of exercise was $4.11 per share.

During the three months period ending September 30, 2019, the Company issued 30,000 common stock shares at a price per share of $1.42 in regard to a Patent Purchase Agreement (“Patent Agreement”) with an individual (“Assignor”) who is the owner of all rights, title and interest in and to certain Assigned Patents to purchase the rights to the Assigned Patents.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

As of September 30, 2019, there were two convertible promissory notes (“Notes”) totaling $550,000 that were in default. The Company has offered to either repay the Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2019, the note holders of the Notes have not yet communicated their intent to either receive payment or convert.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 14, 2019	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
November 14, 2019

/s/ Michael Redard
Michael Redard
Chief Financial Officer
November 14, 2019

/s/ Mark Udell
Mark Udell
Chief Accounting Officer
November 14, 2019

