Form 10-K
period 2019-12-31
Cure Pharmaceutical Holding Corp.
filed 2020-03-30
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	37-1765151
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1620 Beacon Place, Oxnard, California 93033

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 824-0410

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.001	CURR	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $120,175,912, as computed by reference to the closing price of such common stock on the OTC Markets on such date.

There were 38,011,960 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 26, 2020. The registrant’s common stock is listed on the OTC Markets under the stock symbol “CURR.”

DOCUMENTS INCORPORATED BY REFERENCE

 None.

CURE PHARMACEUTICAL HOLDING CORP.

2019 FORM 10-K ANNUAL REPORT

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•

our ability to obtain additional and substantial funding for our company on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

•	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;

•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Exchange Act, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified officers, employees and consultants as necessary; and

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” “our Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, its wholly-owned subsidiary, CURE Pharmaceutical Corporation, a California corporation (“CURE Pharmaceutical”) and Chemistry Holdings Inc. and its related subsidiaries recently acquired (collectively referred to as “CHI”).

PART I

ITEM 1. BUSINESS

Overview

CURE Pharmaceutical Holding Corp. is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“ODF”), and encapsulation systems (“microCURE”) compatible with ODF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We sell multiple commercial wellness products under our distribution partners’ brands. We are developing a 50,000IU, once per week, Vitamin D3 ODF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

CUREfilm Blue

A 25mg and 50 mg sildenafil ODF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (the “FDA”), confirming a 505(b)(2) regulatory path.

CUREfilm Canna

We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

Background

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name from Makkanotti Group Corp to CURE Pharmaceutical Holding Corp. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

Further, on November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing (the “Majority Stockholder”), on the one hand, and CURE Pharmaceutical, all of the shareholders of CURE Pharmaceutical’s issued and outstanding share capital (the “CURE Pharm Shareholders”) and the holders of certain convertible promissory notes of CURE Pharmaceutical (“CURE Pharm Noteholders”), on the other hand. Hereinafter, this share exchange transaction is referred to as the “Share Exchange.”

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

On May 14, 2019, the Company, and CURE Chemistry Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with CHI., a Delaware corporation. As agreed in the Merger Agreement, the Company acquired CHI pursuant to a merger of the Merger Sub with and into CHI (the “Merger”). Pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for all of the issued and outstanding shares of CHI.

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, CURE Pharmaceutical Corporation, located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies.

The pharmaceutical industry is facing ever-growing R&D expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 48 NMEs approved in 2019, down from 55 in 2018. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments dwarves those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

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

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section 505(b)(2) of the Food, Drug, and Cosmetic Act (“505(b)(2)”). The number of 2018 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in 2016 to an all-time high of 75 in 2018 and 64 in 2019. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to some pharmaceutical companies investigating reformulating their drugs as part of their lifecycle management protocols.

Furthermore, patients are increasingly encouraged to take part in their own treatments, and a consumer market has been developing midway between the supermarket-based world of consumer goods companies and the scientific, pharmacy-based world of pharmaceutical firms. The front lines of this battle are wellness products that have been proven to help prevent or cure disease. Breakthroughs in functional medicine suggest a number of opportunities for pharmaceutical companies like CURE. Functional medicines focus on the imbalances underlying disease processes (rather than only symptomatic relief) and they rely on molecular nutrition for patient-specific solutions. These types of nutraceuticals can be synergistic with pharmaceutical treatments, particularly in the emerging endocannabinoid medical market.

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

Cannabinoids and Other Schedule 1 Drugs

We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids do not readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and botanical extracts which may provide maximum therapeutic benefit. We have a licensing rights agreement with Canopy Growth Corporation (“Canopy”) for the global commercialization of ODFs containing cannabinoids, under which Canopy is granted non-exclusive in the United States and exclusive rights in the rest of the world excluding Asia. We are sponsoring preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are registered with the Drug Enforcement Administration (“DEA”) to manufacture Schedule 1 controlled substances at the Oxnard facility.

Wellness

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness products can be cosmetics, OTC or dietary supplements which do not require FDA approval but do require following all GMPs. Thus, they are less costly and faster to launch in the marketplace. We sell white labeled and private labeled wellness products which we produce in our state-of-the-art cGMP manufacturing facility. While manufacturing fees for such products have lower margins than prescription drugs, they provide us with short term revenue opportunities.

Our Technology

As a drug delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. On May 13, 2019, we acquired Chemistry Holdings, Inc., a formulation technology company that is developing innovative delivery systems for wellness and pharmaceutical products. This acquisition allows us to address the increased demand for solid, chewable, liquid and dermal products for immediate and controlled-release, particularly for poorly soluble molecules such as cannabinoids.

Our expanded formulation and delivery platform, CUREformTM combines the right formulation with the right dosage form. In addition to novel chewable dosage forms, the acquisition gives us advanced encapsulation capabilities (microCURE) that serve to:

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

ODFs have significant advantages compared to other dosage forms (e.g., tablets and capsules), including:

Safety and Efficacy

•	Potential for rapid onset of action which can be especially useful for indications such as motion sickness, erectile dysfunction, seizures, allergic attack or coughing, bronchitis or asthma.
•	Potential to extend a drug’s half-life and consequently extending dosage intervals.
•	Transmucosal delivery can improve a drug’s safety profile of therapy such as reduced gastric irritation.
•	Transmucosal delivery can improve a drug’s efficacy in patients with GI absorption issues.
•	Accuracy in the administered dose can be better assured for each film.

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

•	The manufacturing process has a low carbon foot print, with lower use of water for component preparation and sterilization as compared with other dosage forms.
•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.
•	Tensile strength and plasticity of ODF allow for handling single, individual dose units without damage to the dosage form.
•	Multiple SKUs can be produced by simply modifying the length of the ODF.
•	Enables anti-counterfeit management and dose management.
•	Adaptable for use with dispensing devices for pharmacy preparation or self-administration.
•	Can be easily and conveniently handled, stored, and transported at room temperature.

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

The specific advantages below are present with multiple CUREfilm products and platform technologies. The advantages listed below are expressly described in CURE’s patent documents. Other advantages are present in specific products and platform technologies but not outlined in the patent documents and kept as trade secrets and proprietary equipment designs. Additional advantages are described in pending and unpublished patent documents, including, but not limited to the following:

•	loading of multiple active ingredients on one dose unit;
•	ability to accommodate high drug load per dose unit (e.g. > 200 mg);
•	quickly dissolving/disintegrating (e.g. < 2 minutes);
•	potential for low moisture level (e.g. < 10 wt.% water);
•	ability to achieve desired performance characteristics while maintaining pleasant feeling in the mouth (e.g. soft, plush feeling with pliable film);
•	ability to achieve desired performance characteristics while formulating active ingredients susceptible to degradation from low pH environments, light, heat, moisture, and oxygen; and
•	multiple and unique ways to mask the bitter, metallic or salty taste of an active ingredient.

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

We own or have exclusive rights to fourteen (14) issued U.S. patents, two (2) allowed U.S. patents, twenty three (23) pending applications in the United States, one (1) issued patent in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to:

•	a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film;

•	edible films for administration of medicaments to animals;

•	methods for modulating dissolution, bioavailability, bioequivalence;

•	pharmaceutical composition and method of manufacturing;

•	pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient;

•	multi-layered high dosage dissolvable film for oral administration;

•	thin films with high load of active ingredient;

•	high dosage dissolvable films for oral administration;

•	methods and composition for improving sleep;

•	oral dissolvable film that includes plant extracts and controlled substances;

•	rapidly disintegrating film matrix for moisture sensitive compounds;

•	protein-polysaccharide macromolecular complexes encapsulating ethyl alcohol;

•	self-emulsifying oral thin film compositions; and

•	topical preparation.

Granted U.S. patents will expire between 2023 and 2035, excluding any patent term extensions that might be available following the grant of marketing authorizations. If issued, pending applications would expire in 2040, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

We have four (4) registered trade and logomarks, and one pending trademark registration for which the opposition periods have expired without any opposition being filed.

Competition

We face competition from pharmaceutical companies, generic drug companies, wellness and nutraceutical companies, as well as organizations developing advanced drug delivery platforms such as Lonza, Aquestive Therapeutics, BioDelivery Sciences International, IntelGenx, ARx Pharma and LTS Lohmann which have substantially greater financial, technical and human resources than we have. Furthermore, we face competition from these entities as well as universities, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Our success will be based in part on our ability to develop and manufacture products that address unmet medical needs and create value to patients at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ patents will be critical to success.

Recent Developments

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

On March 27, 2020, the Company filed its Registration of Cosmetics Product Establishment with the FDA as part of the Voluntary Cosmetic Registration Program (VCRP), an FDA post-market reporting system for use by manufacturers, packers, and distributors of cosmetic products that are in commercial distribution in the United States.

Licensing Agreements

On February 3, 2020, the Company entered into an exclusive license agreement with Releaf Europe b.v., a medical cannabis company based in the Netherlands, under which it will license its microCURE technology for use in topicals and oral solutions. The royalty-bearing license is exclusive to the Netherlands.

On February 11, 2020, the Company entered into a non-exclusive license agreement with Vanguard Scientific Systems, a botanical extraction equipment manufacturer, under which rights were granted to the Company’s super-critical fluid cannabis extraction patents which cover methods enabled by the licensee’s extraction equipment.

Acquisitions

On May 14, 2019, the Company completed the transactions contemplated in the Merger Agreement to acquire CHI. CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

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

Government Regulation Applicable to Us

In the United States, the Federal Food, Drug, and Cosmetic Act, as amended (the “FFDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacturing, labeling, storing, recordkeeping, distribution, advertising and promotion of our product candidates. Regulation by governmental authorities in the United States and foreign countries will be a significant factor in the manufacturing and potential marketing of our product candidates and in our ongoing research and product development activities. Any product candidate we develop will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drug products are subject to rigorous preclinical studies, clinical trials and other approval procedures by the FDA and similar health authorities in foreign countries. The process of obtaining these approvals and subsequent compliance with appropriate federal and state statutes and regulations requires the expenditure of substantial resources.

Preclinical studies must ordinarily be conducted to evaluate an investigational new drug’s potential safety by toxicology studies and potential efficacy by pharmacology studies. The results of these studies, among other things, are submitted to the FDA as part of an Investigational New Drug Application (“IND”) which must be reviewed by the FDA before clinical trials can begin. Typically, clinical evaluation involves a three-stage process. Phase I clinical trials are conducted with a small number of healthy volunteers to determine the safety profile and the pattern of drug absorption, distribution, metabolism and excretion, and to assess the drug’s effect on the patient. Phase II, or therapeutic exploratory, trials are conducted with somewhat larger groups of patients, who are selected by relatively narrow criteria yielding a more homogenous population that is afflicted with the target disease, in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. Phase II trials should allow for the determination of the dose to be used in Phase III clinical trials. Phase III, or therapeutic confirmatory, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy required by the FDA and other regulatory authorities. The primary objective of Phase III clinical trials is to show that the drug confers therapeutic benefit that outweighs any safety risks. All clinical trials must be registered with a central public database, such as www.clinicaltrials.gov, and once completed, results of the clinical trials must be entered in the database.

The results of these preclinical studies and clinical trials, along with detailed information on manufacturing, are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval to commence commercial sales. In responding to an NDA, the FDA may refuse to file the application if the FDA determines that the application does not satisfy its regulatory approval criteria, request additional information or grant marketing approval. Therefore, even if we complete Phase III clinical trials for our product candidates and submit an NDA to the FDA, there can be no assurance that the FDA will grant marketing approval, or if granted, that it will be granted on a timely basis. If the FDA does approve a product candidate, it may require, among other things, post-marketing testing, including potentially expensive Phase IV trials, which monitor the safety of the drug. In addition, the FDA may in some circumstances impose risk evaluation and mitigation strategies that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market.

Among the conditions for NDA approval is the requirement that the applicable clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, Good Laboratory Practices, current Good Manufacturing Practices, and computer information system validation standards. During the review of an NDA, the FDA will perform a pre-licensing inspection of select clinical sites, manufacturing facilities and the related quality control records to determine the applicant’s compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After approval of any product, manufacturers are subject to periodic inspections by the FDA. If a company fails to comply with FDA regulatory requirements, FDA may pursue a wide range of remedial actions, including seizure of products, corrective actions, warning letters and fines.

Other Government Regulations

In addition to laws and regulations enforced by FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act and implementing regulations from the DEA, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

Fraud and Abuse and Privacy and Data Security Laws and Regulations

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts.

The restrictions under applicable federal and state healthcare fraud and abuse and privacy and data security laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal healthcare Anti‑Kickback Statute, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti‑Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. Moreover, the anti-kickback statute is subject to evolving interpretation and there are no safe harbors for many common practices, including patient or product support programs, educational and research grants, or charitable donations. In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements. The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti‑kickback liability;

•

the federal civil False Claims Act, which imposes civil penalties against individuals and entities for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non‑reimbursable, uses. More recently, federal enforcement agencies are and have been investigating certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA‑covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. In addition, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely took effect January 1, 2020. The law contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. The CCPA has substantial penalties for non-compliance, and we continue to assess its impact on our business. Similarly, there are a number of legislative proposals at both the federal and state level that could impose new privacy and security-related obligations or limitations in areas affecting our business. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of personal health data and other personal data in the European Union (“EU”) is governed by the provisions of the General Data Protection Regulation (“GDPR”), an EU-wide regulation that became fully enforceable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze or otherwise use, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals prior to processing their personal data, the transfer of personal data out of the EEA or Switzerland, including to the United States, notification of data processing obligations to the competent national data protection authorities, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and administrative penalties. Compliance with GDPR may be onerous and increase our cost of doing business. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business;

12

•

analogous state laws and regulations, such as state anti‑kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain healthcare providers in the states. Other states prohibit providing meals to prescribers or other marketing‑related activities and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services (“CMS”) information related payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti‑bribery laws in other jurisdictions prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, candidates for foreign political office, or public international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti‑bribery law enforcement activity by U.S. and foreign regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third‑party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

If our operations are found to be in violation of any of the laws or regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative mandatory penalties, imprisonment, damages, fines, exclusion from government‑funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, data security and fraud laws and regulations may prove costly.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future product candidates profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our future product candidates. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our future product candidates.

The implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially. The Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our future product candidates.

Employees

As of December 31, 2019, we had 19 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Company Information

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name to CURE Pharmaceutical Holding Corp. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware. Our principal executive offices are located at 1620 Beacon Place, Oxnard, California 93033 and our telephone number is (805) 824-0410. Our website is www.curepharmaceutical.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.curepharmaceutical.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of these risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. Certain statements contained in this section constitute forward-looking statements. See the information included in “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Our business could be adversely affected by widespread public health epidemics or other catastrophic events beyond our control.

In addition to our reliance on our own employees and facilities, we depend on our collaborators, laboratories and other facilities for the continued operation of our business. Despite any precautions we take for natural disasters or other catastrophic events, events such as pandemic disease, terrorist attack, hurricanes, fire, floods and ice and snowstorms, may result in interruptions in our business.

An outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19) could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors, including the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers, any of which could have an adverse impact on our business and our financial results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

We compete with other companies within the drug delivery industry may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing ODF products. Some of these competitors, such as IntelGenx are also pursuing cannabinoid formulations. Biotechnology companies such as Lonza have entered the cannabinoid formulation market.

Compared to us, many of our competitors may have significantly greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could materially impact our ability to develop and commercialize our product candidates.

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

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

To manufacture and sell our products, we must comply with extensive domestic and international regulation. In order to sell our products in the United States, approval from the FDA is required. Satisfaction of regulatory requirements, including FDA requirements, typically takes many years, and if approval is obtained at all, it is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to meet than FDA requirements. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

Our product candidates are based on new medical technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit our future success.

We are subject to the risks of failure inherent in the development of product candidates based on new medical technologies. These risks include the possibility that the products we create will not be effective, that our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals, and that our product candidates will be hard to manufacture on a large scale or will be uneconomical to market.

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long term follow-up data may reveal previously unidentified complications associated with our products. The responses of potential physicians and others to information about complications could materially affect the market acceptance of our products, which in turn would materially harm our business.

Failure to obtain timely regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.

None of our products are approved by the FDA for sale in the United States or by other regulatory authorities for sale in foreign countries. To exploit the commercial potential of our technologies, we are conducting and planning to conduct additional pre-clinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Failure to adequately demonstrate safety and efficacy in clinical trials could delay or preclude regulatory approval and restrict our ability to commercialize our technology or products. Any such failure may severely harm our business. In addition, any approvals we obtain may not cover all of the clinical indications for which approval is sought or may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action, fines, and other penalties and could receive adverse publicity, all of which could harm our business.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, includes a number of provisions that are intended to lower healthcare costs, including provisions relating to prescription drug prices and government spending on medical products.

Since its enactment, there have also been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the statute. We continue to evaluate the effect that the Affordable Care Act and subsequent changes to the statute has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance.

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. The Agency announced that it will issue a similar plan intended to promote competition to prescription biologics from biosimilars later this year.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17, which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed 16% over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase.

We expect that these, and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

We may not be successful in establishing collaborations for product candidates we seek to commercialize, which could adversely affect our ability to discover, develop, and commercialize products.

We expect to seek additional collaborations for the development and commercialization of product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the clinical trial results and other aspects of a product’s safety and efficacy profile. If we are unable to reach agreements with suitable collaborators for any product candidate, we will be forced to fund the entire development and commercialization of such product candidates, ourselves, and we may not have the resources to do so. If resource constraints require us to enter into a collaboration agreement early in the development of a product candidate, we may be forced to accept a more limited share of any revenues the product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate. Even if we are successful in establishing collaborations, we may not be able to ensure fulfillment by collaborators of their obligations or our expectations.

We have limited sales and marketing experience.

We have limited experience in sales and marketing. To obtain the expertise necessary to successfully market and sell our products, we will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to execute our current operating plan is dependent on numerous factors, including, the performance of third-party collaborators with whom we may contract.

Our products under development may not gain market acceptance.

Our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

•	the efficacy and safety of our products;

•	the time and scope of regulatory approval;

•	reimbursement coverage from insurance companies and others;

•	the price and cost-effectiveness of our products, especially as compared to any competitive products; and

•	the ability to maintain patent protection.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We carry product liability insurance and we expect to continue such policies. However, product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and demand for our products.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used.

Market acceptance of products we develop, if approved, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any products that we may develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize products that we develop.

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

As of December 31, 2019, our cash and cash equivalents were approximately $4.1 million, a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $50.6 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations . Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Since our inception we have been operating as a specialty pharmaceutical company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $8.1 million in 2017, approximately $10.4 million in 2018 and approximately $21.4 million in 2019. As of December 31, 2018 and 2019, we had an accumulated deficit of approximately $29.3 million and approximately $50.6 million, respectively.

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

U.S. federal income tax reform could adversely affect us or our stockholders.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We are in the process of evaluating the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of our common stock remains uncertain and could be adverse. There remains significant uncertainty as to the impact of the TCJA on us and on any investment in our common stock.

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

Risks Related to Common Stock

We are a “smaller reporting company” and have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this document. As a result of these reduced reporting and disclosure requirements our financial statements may not be comparable to SEC registrants not classified as emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm is not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Investors may find our common stock less attractive as a result of our election to utilize these exemptions, which could result in a less active trading market for our common stock and/or the market price of our common stock may be more volatile.

We do not intend to pay cash dividends to our stockholders for the foreseeable future, so you may not receive any return on your investment in us prior to selling your interest.

We have never paid any dividends to our common stockholders and do not foresee doing so as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a regular basis. The success of an investment in the Company will likely depend entirely upon any future appreciation. As a result, an investor will not receive any return on their investment prior to selling their shares in the Company and, for the other reasons discussed in this “Risk Factors” section, an investor may not receive any return on their investment even when they sell their shares in the Company.

The recent outbreak of the novel coronavirus (COVID-19) could negatively impact our business operations, including the conduct and cost of our ongoing clinical trials, and our future capital-raising efforts.

In light of the uncertain and rapidly evolving situation relating to the spread of the novel coronavirus (COVID-19), this pandemic could pose a risk to our business. The extent to which the coronavirus may impact our business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. We intend to continue to monitor the situation and may adjust our current business plans as more information and guidance become available. The impact of the coronavirus on capital markets may affect the availability, amount and type of financing.

Our stock price may be volatile, and you may not be able to resell your shares at or above the purchase price.

Although our common stock is registered under the Exchange Act, and our stock is traded on the over-the-counter on the OTC Bulletin Board, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Bulletin Board is an over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

There is no assurance that an established public trading market for our common stock will ultimately develop, and if it does develop, that it will be sustainable, which would adversely affect the ability of our investors to sell their shares of common stock in the public market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The market price of our common stock is volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	competitive pricing pressures and other competitive developments;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel and management;

●	sales of our common stock in financing transactions;

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

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

Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and may decrease the liquidity of our common stock.

Our common stock is traded over-the-counter on the OTC Bulletin Board. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. There may be a limited market for our stock since it is quoted on the OTC Bulletin Board, and trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

In addition, our ability to raise additional capital may be impaired because of the less liquid nature of the over-the-counter markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange. Further, we are unable to use short-form registration statements on Form S-3 for the registration of our securities, which could impair our ability to raise additional capital as needed.

Our common stock is also subject to penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market will be limited and, as a result, the market liquidity for our common stock will likely be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.

Further, recently some discount and major brokerage firms have implemented new rules regarding the deposit of penny stock shares into new or existing accounts where such stocks do not meet minimum price and volume requirements. Such rules may make it difficult or even prevent stockholders from timely selling their shares through such brokerage firms unless the shares meet such minimum requirements.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our directors and officer’s liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consist of approximately 25,000 square feet and we are currently on a month-to-month lease. Rent expense was approximately $0.3 million for the years ended December 31, 2019 and 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “CURR”. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.

Holders of Record

At March 26, 2020, there were approximately 124 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during fiscal year 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the selected financial data required by Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2019 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2019 and related notes included in Part II, Item 8 of this annual report on Form 10-K.

Cautionary Notice Regarding Forward Looking Statements

The information contained in this Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

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

On May 14, 2019, the Company, and Merger Sub, a Delaware corporation and wholly owned subsidiary of the Company, completed the transactions contemplated in the Merger Agreement with CHI., a Delaware corporation. As agreed in the Merger Agreement and pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share in exchange for all of the issued and outstanding shares of CHI.

Nature of Business

CURE Pharmaceutical Holding Corp. is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“ODF”), and encapsulation systems (“microCURE”) compatible with ODF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We sell multiple commercial wellness products under our distribution partners’ brands. We are developing a 50,000IU, once per week, Vitamin D3 ODF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

CUREfilm Blue

A 25mg and 50 mg sildenafil ODF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (“FDA”), confirming a 505(b)(2) regulatory path.

CUREfilm Canna

We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue

Revenues for the year ended December 31, 2019 were $0.62 million as compared to $0.58 million for the year ended December 31, 2018. The Company experienced an increase in research and development income from (i) successfully completing feasibility study as described in our License Agreement with Canopy Growth Corporation (“Canopy”) for the development of a CUREfilm CBD ODF, (ii) completion of a research and development agreement with Canopy for phase 1 through 4 for the development of a CUREfilm CBD ODF. (iii) completion of the development of Isagenix’s proprietary blend with 6 actives on an OTF during the first half of 2019 and (iii) agreed-upon completion with the customer of phase I and II for the development of a Palmitoylethanolamine (PEA) & Dronabinol CUREfilm ODF for buccal administration. In addition, the Company had a decrease in sales of our Sleep ODF products in 2019 compared to the previous year, but the Company has signed a purchase agreement during the 3rd quarter of 2019 with a customer where sales are anticipated to exceed our 2019 sales of our Sleep ODF in 2020. This decrease was offset by in an increase of Hemp Extract ODF and Emulsion sales with several new customers during 2019 that was not present in the same period in 2018.

Cost of Goods Sold

Cost of goods sold was $0.23 million for the year ended December 31, 2019 compared to $0.28 million, for the year ended December 31, 2018. Cost of goods sold decreased by $0.05 million for the year ended December 31, 2019 compared to the same period in 2018, which was primarily due to the Company generating product sales from ID Life. In addition, cost of goods sold has decreased while revenues have increased during the year ended December 31, 2019 compare to the same period in 2018. This was due to the Company generating sales with new customers for Hemp Extract ODF and Emulsions that have a higher gross margin compared to our other ODF products.

Research and Development Expenses

Research and development expenses were $2.3 million for the year ended December 31, 2019, as compared to $1.4 million for the year ended December 31, 2018. Research and development expenses increased by $0.9 million for the year ended December 31, 2019, as compared to the same period in 2018. The decrease was primarily due to the Company’s continuation of the development of CUREfilm Blue, CUREfilm Canna and other CUREfilm products. In addition, we hired three new scientists during 2019 that resulted in an increase our research and development expenses during these periods as well as initiate several clinical testings during the year the ended December 31, 2019 compared to the same period in 2018.

Selling, General and Administrative Expenses

Our expenses for the year ended December 31, 2019 are summarized as follows in comparison to our expenses for the year ended December 31, 2018.

	Year Ended
	December 31, 2019	December 31, 2018
(in thousands)
Consulting	$3,349	$2,477
Salaries and wages	982	1,035
Selling, general and administrative	1,933	1,021
Professional and investor relations	1,741	1,077
Noncash compensation	2,114	843
Total operating expenses	$10,119	$6,453

Consulting

Consulting expense increased by approximately $0.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was due to the Company increasing the number of consultants used during the years ended 2019 compared to the same period in 2018. In addition, a majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time as well as the recording of the fair market value of warrants vested during the year ended 2019 for services performed.

Salaries and wages

Salaries and wages expense decreased by approximately $0.1 million, as compared to the year ended December 31, 2018. This was due to the Company issuing restricted common stock to three employees of the Company in the 2018 period and as a result of the issuance, the Company recorded the fair market value of the restricted common stock as compensation to these employees. There was no such transaction in the same period in 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by approximately $0.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was due to the following factors: (i) increase in our D&O insurance as the Company increased coverage by getting an excess D&O policy, (ii) increase in our sales and marketing efforts to promote the technology and Company, (iii) increase in the amortization expense relating to the fair value of patents acquired in the CHI acquisition during 2019 compared to the same period in 2018, and (iv) cash payments to our board of directors during 2019 where the Company did not pay our board of directors cash payments in 2018.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $0.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the year ended 2019 compared to the same period in 2018 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $1.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was primarily due to the Company recording the fair value of vested stock options, restricted stock and restricted stock units issued from our 2017 Equity Incentive Plan during the year ended December 31, 2019. The fair values of the vested stock options, restricted stock and restricted stock units during the year ended 2018 were less compared to fair values of the vested stock options, restricted stock and restricted stock units in the same period in 2019 due to the increase in the strike prices offered in 2019 compared to 2018. In addition, the Company issued restricted stock units to our board of directors during 2019, compared to the same period in 2018, the Company did not issue any restricted stock units.

Change in Fair Value Contingent Stock Consideration

Change in fair value stock consideration increased by approximately $1.7 million for the year ended December 31, 2019 as compared to the same time period in 2018. This was primarily due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019 and assessing the change in fair value of these contingent shares as of December 31, 2019. There was no such transaction for the year ended December 31, 2018.

Other Expense

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018
Interest expense	$4,111	$3,037
Change in fair value of derivative liability	(527)	229
Other expense	590	184
Loss on conversion of convertible promissory notes	3,660	-
Interest income	(57)	-
Other income	(96)	(577)
Total other expense, net	$7,681	$2,873

Total net other expense for the year ended December 31, 2019 increased approximately $4.8 million, as compared to the year ended December 31, 2018. The increase is due to (i) recording of fair value of warrants issued relating to convertible promissory notes (ii) change in the warrant values relating to convertible promissory notes, (iii) a loss on conversion relating to convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance and (iv) a decrease in the change in fair value of derivative liabilities.

Liquidity & Capital Resources

Working Capital Deficit

(in thousands)	December 31, 2019	December 31, 2018
Current assets	$6,188	$1,588
Current liabilities	(11,836)	(8,551)
Working capital (deficiency)	$(5,648)	$(6,963)

Working capital deficit as of December 31, 2019 was approximately $5.6 million, as compared to a working capital deficit of approximately $7.0 million as of December 31, 2018. As of December 31, 2019, current assets were approximately $6.2 million, primarily attributable to (i) an increase in cash of approximately $3.6 million primarily due to the CHI acquisition and (ii) an increase in prepaid expenses of approximately $0.9 million primarily due to deposits made on equipment to be delivered subsequent to the year ended December 31, 2019.

As of December 31, 2019, current liabilities were approximately $11.8 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0.09 million in derivative liability, (iii) $9.1 million in contingent consideration, (iv) approximately $1.2 million in accounts payable; (v) approximately $0.5 million in contract liabilities and (vi) approximately $0.2 million in accrued expenses. Comparatively, as of December 31, 2018, current liabilities were approximately $8.5 million, comprised primarily of (i) approximately $6.3 million in loans, notes and convertible notes payable, (ii) $0.6 million in derivative liability, (iii) approximately $0.7 million in accounts payable; and (iv) approximately $0.5 million in accrued expenses. Current liabilities increased by approximately $3.3 million, which was primarily attributable to (i) classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019 and assessing the change in fair value of these contingent shares as of December 31, 2019, (ii) increase in contract liabilities for deposits received for several new products at the end of 2019and was offset with (iii) the repayment or conversion of convertible promissory notes during the year ended December 31, 2019.

Cash Flows and liquidity

	Year Ended
	December 31, 2019	December 31, 2018
(in thousands)
Net cash used in operating activities	$(8,102)	$(4,099)
Net cash used in investing activities	7,570	(138)
Net cash provided by financing activities	4,127	4,630
Increase in cash	$3,595	$393

Net cash used in Operating Activities

Net cash used in operating activities was approximately $8.1 million during the year ended December 31, 2019. This was primarily due to the net loss of approximately $21.1 million, partially offset by (i) the amortization of the debt discount of approximately $1.2 million, (ii) stock based compensation of approximately $2 million, (iii) the loss on conversion of convertible stock of approximately $3.7 million, (iv) the fair value of vested stock options, restricted stocks and restricted stock units of approximately $2.1 million, (v) warrant expense from convertible promissory notes of approximately $2.2 million, (vi) change in fair value of contingent share consideration of approximately $1.7 million, (vii) change of derivative liabilities of approximately $0.5 million, (viii) the fair value of warrant granted for commission expense of approximately $1.2 million, (ix) an increase in prepaid expenses of approximately $1.3 million and (x) a decrease in accrued expenses of approximately $0.6 million.

Comparatively, net cash used in operating activities was approximately $4.1 million during the year ended December 31, 2018. This was primarily due to the net loss of approximately $10.4 million, partially offset by (i) the amortization of the debt discount of approximately $2.1 million, (ii) stock based compensation of approximately $1.6 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.5 million, (iv) the fair value of vested stock options of approximately $0.8 million; and (v) the fair value of warrant granted for commission expense of approximately $0.7 million.

Net cash used in Investing Activities

Net cash provided from investing activities during the year ended December 31, 2019 was due to (i) proceeds from the CHI acquisition of $8.5 million, which was offset by (i) the purchase of an intangible asset for approximately $0.05 million ; (ii) the purchase of property and equipment for approximately $0.4 million; and (iii) purchase of note receivable and investment of $0.5 million. Correspondingly, during the year ended December 31, 2018, net cash used by investing activities was due to (i) the purchase of an intangible asset for approximately $0.08 million and (ii) the purchase of property and equipment for approximately $0.06 million

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $4.1 million during the year ended December 31, 2019 was primarily due to (i) approximately $3.4 million received from the issuances of new convertible notes payable, (ii) approximately $2.5 million in proceeds from issuances of common stock, (iii) approximately $1.2 million for repayment of convertible promissory notes and (iv) approximately $0.8 million for repayment of loan and note payables. Correspondingly, during the year ended December 31, 2018, net cash provided by financing activities was approximately $4.6 million. This was primarily attributable to (i) proceeds of $4.2 million received from the issuances of new convertible notes payable, (ii) approximately $0.5 million in proceeds from issuances of common stock and (iii) approximately $0.4 million for repayment of loans, notes and convertible promissory notes.

We may need to raise additional operating capital in calendar year 2020 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, we had an accumulated deficit of approximately $50.6 million and a working capital deficit of approximately $5.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of the date of this report we had approximately $1.6 million of cash on hand, which is expected to provide operating cash needs for up to six months. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended December 31, 2019, located in Item 8 – Financial Statements and Supplemental Data.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the year ended December 31, 2019, located in Item 8 – Financial Statements and Supplemental Data.

JOBS Act

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include:

· an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

· reduced disclosure about executive compensation arrangements in our periodic reports, registration statements and proxy statements;

· exemptions from the requirements to seek non-binding advisory votes on executive compensation or golden parachute arrangements; and

· delay implementing new accounting standards until such time as those standards apply to private companies.

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue is $1.07 billion or more or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different from what you might receive from other public reporting companies in which you hold equity interests.

We have elected not to delay implementing new accounting standards until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm due to an exemption for emerging growth companies pursuant to the provisions of the JOBS Act.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our new Chief Financial Officer is an experienced C-Level executive. During the second and third quarters of fiscal year 2019 the Company hired a consultant with expertise in functional areas of finance and accounting and a new Controller with over 20 years of finance and accounting. We believe the above additions will improve the Company’s material weakness of a lack of segregation of duties as well as add to the overall oversight of internal. While we believe these additions will address the Company’s lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2019.

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

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission (the “SEC”) that permit the a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2019.

Name	Age	Position
Robert Davidson	52	Chief Executive Officer, Director
Michael Redard (1)	61	Chief Financial Officer
Jessica Rousset (2)	43	Chief Operating Officer
Mark Udell	42	Chief Accounting Officer, Treasurer and Secretary
Vered Gigi Ph.D. (3)	38	Chief Scientific Officer
William Yuan (4)	59	Chairman of the Board of Directors
Gene Salkind, M.D (5)	64	Director
Ruben King-Shaw Jr. (6)	57	Director
Joshua Held (7)	34	Director
Lauren Chung Ph.D. (8)	46	Director
Anya Goldin (9)	56	Director
John Bell(10)	72	Director
Charles Berman (11)	75	Director
Alan Einstein (12)	53	Director

(1)	Mr. Redard was appointed as the Company’s Chief Financial Officer effective May 15, 2019, replacing Alex Katz who resigned as the Company’s Chief Financial Officer on April 5, 2019.
(2)	Mrs. Rousset was appointed as the Company’s Chief Operating Officer effective January 22, 2018, replacing Wayne Nasby.
(3)	Dr. Gigi was appointed as the Company’s Chief Scientific Officer effective October 1, 2019.
(4)

Mr. Yuan was appointed Chairman of the Board effective January 15, 2019, replacing Robert Davidson and was reelected as Chairman of the Board during the Company’s annual meeting of stockholders on August 6, 2019.

(5)

Mr. Salkind was appointed as a Director by the Company’s Board of Directors effective January 15, 2019 and was reelected as Chairman of the Board during the Company’s annual meeting of stockholders on August 6, 2019.

(6)

Mr. King-Shaw Jr. was appointed as a Director by the Company’s Board of Directors effective January 29, 2019 and was reelected as Chairman of the Board during the Company’s annual meeting of stockholders on August 6, 2019.

(7)

Mr. Held was appointed as a Director by the Company’s Board of Directors effective May 14, 2019 upon completion of the Merger Agreement and was reelected as Chairman of the Board during the Company’s annual meeting of stockholders on August 6, 2019.

(8)	Dr. Chung was elected to be a Director during the Company’s annual meeting of stockholders on August 6, 2019.
(9)	Mrs. Goldin was elected to be a Director during the Company’s annual meeting of stockholders on August 6, 2019.
(10)	Mr. Bell was appointed as a Director by the Company’s Board of Directors effective November 15, 2019.
(11)	Mr. Berman resigned as a Director of the Company effective January 16, 2019.
(12)	Mr. Einstein was not reelected to be a Director during the Company’s annual meeting of stockholders on August 6, 2019 and was no longer a Director effective August 6, 2019.

Our Executive Officers

Robert Davidson –Chief Executive Officer and Director

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

Michael Redard – Chief Financial Officer

Mr. Redard has served as the Chief Financial Officer of CURE Pharmaceutical since May 2019. Mr. Redard has over 30 years of experience in financial operations, strategic planning and capital markets across a broad range of industries including medical devices, healthcare, consumer and industrial products, and manufacturing. Prior to CURE Mr. Redard served as CFO of Casa Pacifica, a California based behavioral health services provider. Before that he held CFO, Vice President and General Manager positions with several venture and private equity backed companies including Inogen, Medical Analysis Systems (acquired by Thermo Fisher Scientific), CDTi Advanced Materials, and Abrisa Technologies. Earlier experience includes management roles with Pepsi and in public accounting. He is a CPA (inactive) and received his B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

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

Vered Gigi Ph.D. – Chief Scientific Officer

Dr. Vered Gigi has served as the Chief Scientific Officer since October 1, 2019. She previously served since January 22, 2018 as the Company’s VP of Strategy and Business Development a role in which she governed and aligned CURE’s strategy to its scientific operations to deliver sustained growth and diversified revenue from CURE’s nutraceutical and pharmaceutical pipelines. Before joining CURE, Dr. Gigi served as a project leader at The Boston Consulting Group from July 2014 to January 2018 working with global biopharma and medtech companies focusing on corporate and network strategy, operations and marketing. Dr. Gigi graduated from Tel-Aviv University in Israel with a bachelor’s degree and a master’s degree investigating immunotherapy and stem cell. She then went on to earn her Ph.D. in Immunology from the University of Pennsylvania, focusing her studies on DNA repair mechanisms and genome sequencing.

Our Directors

William Yuan – Director

William Yuan has served as the Chairman of the Board since January 15, 2019. He previously served since November 7, 2016 as a director of the Company. Mr. Yuan was most recently Chairman and CEO of Fortress Hill Holdings, an Asian-based investment banking firm. With 23 years in global finance experience, he has served as a key strategist and advisor to international institutions. U.S. companies advised by Mr. Yuan include Amgen Corp., Biogen, GE Capital, Warner Brothers Studios, and Fox News. He has also guided such leading Asian institutions as Sina.com, Shanghai Petrochemicals, Jinlia Pharmaceutical and Tsingtao Beer Corp. In 1995, Mr. Yuan led Merrill Lynch Asset Management Asia, and managed one of the largest pension/retirement funds in the world, with a $488 billion portfolio under his leadership. Simultaneously, he was chairman and portfolio manager of the $1.2 billion AmerAsia Hedge Fund. In 1993, he was the founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. Prior to that, Mr. Yuan served as a senior-vice president and co-manager at Morgan Stanley Smith Barney’s Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. He began his finance career at Goldman Sachs in 1983 as an investment banker in Mergers & Acquisitions. Mr. Yuan is a member of the International Who’s Who of Finance, Technology, Media and Telecom. Mr. Yuan holds a Bachelor of Science degree in Economics from Cornell University and attended Harvard University’s John F. Kennedy School as a Mason Fellow.

Mr. Yuan’s extensive finance, investment banking and corporate strategy background as well as his experience advising large pharmaceutical companies such as Amgen, Biogen and Jinlia Pharmaceutical qualify him to serve on our Board. Mr. Yuan serves on our Audit, Compensation and Nominating / Corporate Governance Committees.

Gene Salkind M.D. – Director

Dr. Gene Salkind has served as a director of the Company since January 15, 2019. Dr. Salkind is board certified in neurological surgery by the American Board of Neurological Surgery and completed various residencies, fellowships and postgraduate training at Abington Memorial hospital, The Graduate Hospital, Veteran’s Administration Hospital, Pennsylvania Hospital, Children’s Hospital of Philadelphia, and the Hospital of the University of Pennsylvania. He received his Medical Degree from Temple University School of Medicine and his Bachelor of Arts from the University of Pennsylvania. He has had numerous faculty, hospital and administrative appointments at virtually every major hospital in the northeastern Philadelphia and surrounding areas. As a prolific pharmaceutical investor, some of Dr. Salkind’s previous successful investments include Intuitive Surgical, Pharmacyclics, which grew from less than $1 per share to subsequently being acquired by Abbvie for $250/share, and Centocor, one of the nation’s largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. Dr. Salkind currently sits on the board of DermTech, a private company based in San Diego that has become the global leader in non-invasive dermatological molecular diagnostics. Dr. Salkind’s medical background and experience as well as his extensive finance and investing experience qualifies him to serve on our Board.

Ruben King-Shaw, Jr. – Director

Ruben King-Shaw has served as a director of the Company since January 29, 2019. Mr. King-Shaw is currently the President of Steward Health Care Network (SHCN) since June 2018 where he leads the business unit focused on managing integrated, coordinated and community-based health care services delivery in 9 states. He is also the President, since April 2004, of Mansa Equity Partners, Inc. (Mansa), the King-Shaw family’s personal holding company and investment vehicle. In addition to SHCN and Mansa, Mr. King-Shaw has three decades of executive leadership experience in the healthcare technology and private equity sectors and held c-suite positions with leading private companies including Neighborhood Health Partnership, Inc. and JMH Health Plan. He recently served on the board of Atlanta-based Cotiviti Holdings, Inc. and currently serves on the board of privately-held Intelligent Retinal Imaging Systems of Pensacola, FL. Past board service consists of Lead Director of Athena health; Independent Living Systems, of Miami, FL; and WellCare Health Plans, Inc. of Tampa, FL. He served on the Obama Administration's Medicare Program Advisory and Oversight Committee, and he was COO and deputy administrator of the Centers for Medicare and Medicaid Services (CMS) during the administration of President George W. Bush, administering a federal budget of $600 billion. Over the past year, Mr. King-Shaw has provided advice on areas of healthcare policy to the Trump Administration, including CMS and the National Economic Council. Mr. King-Shaw completed his undergraduate studies at Cornell University, earning a Bachelor of Science degree in Industrial and Labor Relations, and earned both a Master of Health Service Administration and a Master of International Business degree from Florida International University. He also completed advanced studies in Corporate Governance at the Harvard Business School. Mr. King-Shaw’s executive experience and administrative expertise in the healthcare field qualifies him to serve on our Board.

Joshua Held – Director

Mr. Joshua Held has served as a director of the Company since May 14, 2019. Mr. Held is currently the President of Form Factory Inc. a wholly owned subsidiary of Acreage Holdings (ARCG.CN) the largest multi-State cannabis operator licensed in 20 States. Since August of 2018, he has led the manufacturing and strategy divisions of Form Factory Inc. Mr. Held is the founder and CEO of Chemistry Holdings, Inc. a formulation technology company that creates innovative, sustainable delivery systems for a variety of industries. Chemistry Holdings was recently acquired by Cure Pharmaceutical. Mr. Held previously founded and was the CEO of Made by Science, rebranded as Form Factory Inc. a private company acquired by Acreage Holdings for $160 Million in December of 2018. Form Factory is at the forefront of the creation of next-generation delivery systems that raise the bar for cannabis product manufacturers and sellers by eliminating common problems in efficacy, formulation, onset, dosage, and labeling. In his prior role as a Vice President of Investments for JP Morgan, Mr. Held managed more than $100 million in investment dollars for high-net-worth individuals and families. He received his Bachelor of Arts from the California State University, Long Beach. He's a licensed real estate broker in California and formally held his Series 7 & 66 licenses. Mr. Held’s accomplishments as the founder of several medical technology companies, including the Company’s acquisition of Chemistry Holdings, qualifies him to serve on our Board.

Lauren Chung, Ph.D. – Director

Dr. Lauren Chung has served as a director of the Company since August 6, 2019. Dr. Chung has 20 years of healthcare investment management and advisory experience. Dr. Chung founded in 2012 MINLEIGH LLC identifying, evaluating and partnering with companies for investments and various strategic, operational, and commercial planning, as well as providing growth capital. Dr. Chung was a Managing Director in Healthcare Research at WestPark Capital, where she joined in 2017. Prior to that she was a Senior Healthcare Equity Analyst at Maxim Group. Previously, Dr. Chung was a Co- Founder of Tokum Capital, a global healthcare fund, which merged with Perella Weinberg Partners. Prior to that, Dr. Chung managed healthcare investment portfolios at RBR Capital, Kingdon Capital, and Pequot Capital. Earlier in her career, Dr. Chung was a recognized research scientist conducting cutting edge research in the field of Alzheimer’s disease and Angelman Syndrome at Massachusetts General Hospital/Harvard Medical School and Boston Children’s Hospital, respectively. Dr. Chung has published many highly regarded peer reviewed scientific journals. Dr. Chung serves as a board member in private healthcare companies. Dr. Chung holds a PhD in Neuropathology from Columbia University-College of Physicians & Surgeons, and a BA with honors in Biochemistry and Economics from Wellesley College. Dr. Chung’s experience in healthcare investments and her academic accomplishments in scientific fields qualifies her to serve on our Board.

Anya Goldin

Mrs. Anya Goldin has served as a director of the Company since August 6, 2019. Mrs. Goldin is an accomplished executive with 28 years of experience and demonstrated success across the law, private equity, venture capital, healthcare and telecommunications industries. Since 2014, she has worked as a consultant advising companies on strategic and business issues, complex and cross-border transactions, as well as corporate restructurings and multi-jurisdictional disputes. Anya is also practicing at Nolan Heimann law firm and is teaching a course on International Business Negotiations at the USC’s Gould School of Law. She has co-founded a technology start-up Provenance Laboratories, and engages in entrepreneurial, investment and philanthropic activities. Throughout her executive career, Anya has held leadership positions as a managing partner at Latham & Watkins (17 years), as well as the General Counsel, Vice President and Chair of the Risk Management Committee of a $20-billion London Stock Exchange-listed conglomerate that controlled four other public companies listed on the New York and London Stock Exchanges, as well as a variety of private international assets. Her responsibilities included managing all aspects of the legal and compliance functions of the group. Anya has served on the boards of eight public and private companies in Europe, Russia, India and the UK, and for seven years oversaw international operations of a global regulated private equity fund in her capacity as the Vice Chair of the Board of Directors. Anya is currently on the Advisory Board of a California private equity fund, Lumia Capital, on the Board of Trustees of Westmark School, and on the Board of Berkeley Law Alumni’s L.A. Chapter. Mrs. Goldin is a member of the State Bar of California. She holds a BA in Mass Communications from University of California Berkeley, as well as a JD from the University of California, Berkeley School of Law, graduating in the top ten percent of her class with both degrees. Ms. Goldin’s experience in both business and law, specifically her experience related to start-up and technology companies, qualifies her to serve on our Board.

John Bell

Mr. John Bell has served as a director of the Company since November 15, 2019. Mr. Bell is currently the Chairman of Canopy Rivers Corp (TSX: RIV) and Director and Past-Chair of Canopy Growth Corp. (NYSE: CGC). He is Chairman and CEO of Onbelay Capital Inc., a private equity and investment Company based in Cambridge Canada. Mr. Bell also serves as a director of DelMar Pharmaceuticals, Inc. (NASDQ: DMPI) and Chair of the Audit Committee. He has sat on the boards of a number of public, private, not for profit and government boards. He is currently a Governor of the Stratford Festival. He was founder, owner and CEO of Shred-Tech Inc a global Manufacturer of Shredding and recycling equipment and creator of the mobile shredding Industry. He was owner and CEO of Polymer Technologies Inc. a global manufacturer of auto-parts. He was Chairman and principal shareholder of BSM Technologies Inc., a fleet management Company, and was CEO and director of ATS Automation (TSX: ATA-T) with 23 global plants. Mr. Bell is a graduate of Western University Ivey School of Business, a Fellow of the institute of Chartered Accountants of Ontario, a graduate of the Institute of Directors Program of Canada.. Mr. Bell’s financial and executive business experience qualifies him to serve on the Company’s Board of Directors.

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

The Board has concluded that each of Messrs. Yuan, Salkind, King-Shaw, Held, and Bell as well as Mses. Chung and Goldin are “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

The Board of Directors held five (5) meetings during 2019. During 2019, all directors attended 100% of the aggregate number of meetings of the Board of Directors that were held during the time that they served as members of the Board of Directors. We do not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, but we strongly encourage all members of the Board of Directors to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances. We had our annual meeting of stockholders on August 6, 2019.

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

We disclose on our Internet website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Currently, the Audit Committee consists of Mr. Yuan (Chair), Messrs. King-Shaw and Held, the Compensation Committee consists of Mr. Salkind (Chair), Mr. Held and Mses. Chung and Goldin, and the N&GC consists of Dr. Chung (Chair), Mr. King-Shaw and Mrs Goldin. During the 2019 fiscal year, the Audit Committee, Compensation Committee and the N&GC held one meeting each.

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

The Board of Directors has determined that each of the current members of the Audit Committee is an independent director within the meaning of the Nasdaq independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. In addition, the Board of Directors has determined that Mr. Yuan qualifies as an Audit Committee Financial Expert under applicable SEC Rules and satisfies the Nasdaq standards of financial literacy and financial or accounting expertise or experience.

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

Neither the Compensation Committee nor the Board of Directors retained any consultants to assist in the review and approval of the compensation and benefits for the executive officers of our company during 2019. The Board of Directors has determined that each current member of the Compensation Committee is an independent director within the meaning of the NASDAQ independence standards.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act, were filed on a timely basis, except that none of Mr. Held as well as Mses. Chung and Goldin have filed Initial Statements of Beneficial Ownership on Form 3 upon becoming subject to Section 16 of the Exchange Act, nor have they filed any subsequent Statement of Changes of Beneficial Ownership of Securities on Form 4. We are also aware of delinquent and pending Form 4 filings for Messrs. Yuan, Salkind, King-Shaw, Davidson, Udell, Gigi and Ms. Rousset. We are working on developing and implementing processes, procedures and training to ensure improved compliance on an on-going basis with the requirements of Section 16 of the Exchange Act.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Mr. William Yuan, who was appointed to serve in such capacity effective January 15, 2019. Our amended and restated bylaws provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. As Chairman of the Board, Mr. Yuan facilitates communications between members of our Board of Directors and works with management in the preparation of the agenda for each board meeting. All of our directors are encouraged to make suggestions for board agenda items or pre-meeting materials. Mr. Yuan presides over the executive sessions of the Board of Directors and serves as a liaison to our Chief Executive Officer, Mr. Davidson, and management on behalf of the independent members of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2019 and 2018 by our principal executive officer and our other most highly compensated executive officers as of the end of the 2019 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Davidson, Chief Executive Officer and Director	2019	196,667	-		736,029	-	932,696
	2018	175,833	-	23,125	251,558	15,082	465,598

Michael Redard(1), Chief Financial Officer	2019	106,893	-	-	925,289	--	1,032,182
	2018	-	-	-	-	-	-

Jessica Rousset(2), Chief Operating Officer	2019	180,000	-	-	-	-	180,000
	2018	180,000	-	29,600	208,268	19,284	437,152

Mark Udell(3), Chief Accounting Officer, Treasurer and Secretary	2019	134,413	-	-	-	-	134,413
	2018	115,000	-	-	89,258	-	204,258

Vered Gigi(4), Chief Scientific Officer	2019	150,702	-	-	-	-	150,702
	2018	-	-	-	-	-	-

__________

(1)	Michael Redard was appointed as the Company’s Chief Financial Officer effective May 15, 2019.

(2)	Jessica Rousset was appointed as the Company’s Chief Operating Officer effective January 22, 2018.

(3)

Mark Udell resigned as the Company’s Chief Financial Officer effective November 15, 2018, with the appointment of Alex Kats as the Company’s Chief Financial Officer. Mr. Udell remains with the Company as Chief Accounting Officer, Treasurer and Secretary.

(4)	Vered Gigi was appointed as the Company’s Chief Scientific Officer effective October 1, 2019.

All Other Compensation

The following table provides information regarding each component of compensation for 2019 and 2018 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Gross Up of Payroll Taxes Paid for Restricted Stock Issued $	Total $
Robert Davidson	2019	-	-
	2018	15,082	15,082

Jessica Rousset	2019	-	-
	2018	19,284	19,284

Outstanding Equity Awards at December 31, 2019

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2019 fiscal year:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	(#)	Date
Robert Davidson	319,406	328,344	328,344	$0.61-$3.40	April 6, 2028 to April 11, 2029
Michael Redard	75,000	175,000	175,000	$4.01	May 30, 2029
Jessica Rousset	221,875	128,125	128,125	$0.61-$0.74	April 6, 2028
Mark Udell	65,625	84,375	84,375	$0.74	April 6, 2028
Vered Gigi	75,625	84,375	84,375	$0.74	April 6, 2028

Option Exercises in 2019

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2019.

Narrative Disclosure to Summary Compensation Table

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

Michael Redard

On May 15, 2019, the Company entered into an employment agreement with Michael Redard to serve as the Company’s Chief Financial Officer with such customary responsibilities, duties and authority normally associated with such position and as may, from time to time, be assigned to Mr. Redard by the Board of Directors of the Company, consistent with such position. In the performance of such duties, Mr. Redard shall report to the Chief Executive Officer. shall receive a base salary at a rate of $170,000.00 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. The Company’s Board shall review Executive’s salary at least once a year and shall increase Executive’s salary if, in the sole discretion of the Board, an increase is warranted. The term of employment under this Agreement (the “Term”) shall commence on May 15, 2019 and continue for a period of one year, unless terminated in accordance with Section 3. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either Mr. Redard or the Company.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
William Yuan(3)	17,500	-	327,124	327,124
Gene Salkind M.D.(4)	11,500	-	327,124	327,124
Ruben King-Shaw Jr.(5)	12,250	-	327,124	327,124
Joshua Held(6)	12,500	-	370,116	370,116
Lauren Chung Ph.D.(7)	13,000	82,000	-	82,000
Anya Goldin(8)	11,250	82,000	-	82.000
John Bell(9)	3,125	58,083	-	58,083

(1)

Represents the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock units multiplied by the number of shares granted. Restricted stock units are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 14 to our financial statements included in our Annual Report on Form 10-K.

(2)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 14 (Stock Incentive Plans) to our financial statements, which are included in our Annual Report on Form 10-K.

(3)

Consists of (i) 100,000 shares of common stock underlying a stock option granted on April 6, 2018, which shall vest on November 7, 2021, with an exercise price of $0.74 per share and (ii) 100,000 shares of common stock underlying a stock option granted on April 11, 2019, which shall vest on January 1, 2021, with an exercise price of $3.40 per share.

(4)

Consists of (i) 1,871,877 common stock shares, (ii) 100,000 shares of common stock underlying a stock option granted on April 11, 2019, which shall vest on January 1, 2023, with an exercise price of $3.40 per share and (iii) 295,879 shares of common stock underlying a warrant granted on February 15, 2019, which shall vest on February 15, 2019, with an exercise price of $2.31 per share.

(5)	Consists of 100,000 shares of common stock underlying a stock option granted on April 11, 2019, which shall vest on January 23, 2023, with an exercise price of $3.40 per share.

(6)

Consists of (i) 2,086,595 common stock shares and (ii) 100,000 shares of common stock underlying a stock option granted on May 30, 2019, which shall vest on May 13, 2021, with an exercise price of $4.01 per share.

(7)

Consists of 21,579 shares of common stock underlying a restricted stock unit, granted on August 6, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(8)

Consists of 21,579 shares of common stock underlying a restricted stock unit, granted on August 6, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(9)

Consists of 17,601 shares of common stock underlying a restricted stock unit, granted on August 6, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

Compensation Policy for Non-Employee Directors.

The Company does have a formal policy regarding compensation for non-employee directors. Notwithstanding any other provision of the Equity Incentive Plan to the contrary, the aggregate grant date fair value (computed as of the date of grant in accordance with generally accepted accounting principles in the United States) of all Awards granted to any nonemployee director during any fiscal year of the Company, taken together with any cash compensation paid to such nonemployee director during such fiscal year, shall not exceed $300,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of March 26, 2020, by:

•	each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 25, 2020 (sixty days after March 26, 2020) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 38,011,960 shares of common stock deemed to be outstanding as of March 26, 2020.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Cure Pharmaceuticals Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Named Executive Officers and Directors
Robert Davidson(1)	942,094	2.5%
Michael Redard(2)	100,000	*
Jessica Rousset(3)	287,500	*
Mark Udell(4)	527,007	1.3%
Vered Gigi(5)	134,375	*
William Yuan(6)	125,000	*
Gene Salkind M.D. (7)	2,199,006	5.7%
Ruben King-Shaw Jr.(8)	62,500	*
Joshua Held(9)	2,136,595	5.6%
All executive officers and directors as a group (12 persons) (10)	6,574,836	17.3%
Other Greater than 5% Holders
Maci Molecule SPV LLC(11)	3,625,555	9.5%
Climate Change Investigation, Innovation and Investment Company, LLC(12)	2,746,009	7.2%

*Less than 1%.

(1)	Consists of (i) 541,719 shares of common stock held by Mr. Davidson and (ii) 400,375 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.
(2)	Consists of 100,000 shares of common stock underlying stock options exercisable by Mr. Redard within 60 days of March 26, 2020.
(3)	Consists of (i) 40,000 shares of common stock held by Ms. Rousset and (ii) 247,500 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.

(4)	Consists of (i) 442,632 shares of common stock held by Mr. Udell and (ii) 84,375 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.

(5)	Consists of (i) 40,000 shares of common stock held by Mr. Gigi and (ii) 94,375 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.

(6)	Consists of 125,000 shares of common stock underlying stock options held by Mr. Yuan exercisable within 60 days of March 26, 2020.

(7)	Consists of (i) 1,871,877 shares of common stock held by Dr. Salkind and (ii) 327,129 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.

(8)	Consists of 62,500 shares of common stock underlying stock options held by Mr. King-Shaw exercisable within 60 days of March 26, 2020.

(9)	Consists of 2,086,595 shares of common stock held by Mr. Held and (ii) 50,000 shares of common stock underlying stock options exercisable within 60 days of March 26, 2020.

(10)	Includes 60,759 shares of common stock underlying restricted stock units held by certain of our directors not exercisable within 60 days of March 26, 2020.

(11)

Consists of 3,625,555 shares of common stock held by Maci Molecule SPV, LLC (“Maci Molecule”). Andrew Sturner is a control person of Maci Molecule, and may be deemed to have voting and dispositive power over the shares. The address for Maci Molecule is 2890 NE 187th Street, Aventura, FL 90049.

(12)

Consists of 2,746,009 shares of common stock held by Climate Change Investigation, Innovation and Investment Company, LLC (“Climate Change”). James Farrell is a control person of Climate Change, and may be deemed to have voting and dispositive power over the shares. The address for Climate Change is 12 San Rafael Avenue, Belvedere, California 94920. The beneficial ownership information in the table is based solely on the Schedule 13G filed by the holder on January 30, 2020.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

There are 10,000,000 shares of common stock authorized for issuance under the Company’s Amended and Restated 2017 Equity Incentive Plan. A summary of our Amended and Restated 2017 Equity Incentive Plan may be found in our definitive proxy statement for our annual meeting of stockholders filed with the SEC on July 12, 2019.

The Company does not have any individual compensation arrangements with respect to its common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,247,650	$1.75	5,986,164
Equity compensation plans not approved by security holders	-	$-	-
Total	3,247,650	$1.75	5,986,164

(1)

Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 14 to our 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. The Company requires that all employees, including officers and directors, disclose to the CEO the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the CEO must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In considering such transactions, the Audit Committee (or the full Board, as applicable) takes into account the relevant available facts and circumstances.

Transactions with Related Parties

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed RBSM LLP (“RBSM”), as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2019. The following table sets forth the fees billed to the Company for professional services rendered by RBSM for the years ended December 31, 2019 and 2018:

Services	2019	2018
Audit Fees (1)	$94,811	$85,811
Audit-Related fees (2)	45,000	18,000
Tax fees (3)	6,500	5,000
Total fees	$146,311	$108,811

___________

(1)

Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30.

(2)	Audit related Fees – These consisted of professional services rendered in connection with the Chemistry Holdings, Inc audit and our Form 8-K/A.

(3)	Tax Fees – These consisted of services performed in preparation of the Company’s corporate Federal and State tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Reference is made to the Index to consolidated financial statements of Cure Pharmaceutical Holding Corp. under Item 8 of Part II hereof.

2.	Financial Statement Schedule:

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

3.	Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
2.1	Share Exchange and Conversion Agreement, among the Registrant and the parties listed therein, dated November 8, 2016	8-K	333-204857	11/15/2016
2.2	Agreement and Plan of Merger and Reorganization, among the Registrant and the parties listed therein, dated March 31, 2019	8-K/A	000-55908	12/31/2019
2.3	Plan of Conversion, dated September 27, 2019	8-K	000-55908	10/4/2019
3.1	Amended and Restated Certificate of Incorporation	8-K	000-55908	10/4/2019
3.2	Bylaws	8-K	000-55908	10/4/2019
4.1	Specimen common stock certificate				☒
4.2	Description of Registrant’s Securities				☒
10.1	Agreement for Sale of Assets, dated June 28, 2016	8-K	333-204857	8/26/2016
10.2	Form of Share Cancellation Agreement	8-K	333-204857	11/15/2016
10.3	Form of Warrant to Purchase Common Stock	8-K	333-204857	11/15/2016
10.4	Form of Warrant to Purchase Common Stock	8-K	333-204857	12/14/2016
10.5	Form of Securities Purchase Agreement	10-K	000-55908	3/26/2018
10.6	Form of 9% Convertible Note	10-K	000-55908	3/26/2018
10.7	Form of Common Stock Purchase Warrant	10-K	000-55908	3/26/2018
10.8	Form of Securities Purchase Agreement	8-K	000-55908	10/18/2018
10.9+	Employment Agreement, between the Registrant and Alex Katz, dated November 15, 2018	8-K	000-55908	11/20/2018
10.10	Securities Purchase Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.11	Advisory Consulting Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.12+	Employment Agreement between the Registrant and Michael Redard, dated May 15, 2019	8-K	000-55908	5/20/2019
10.13	Convertible Promissory Note, between the Registrant and Coeptis Pharmaceuticals, Inc., dated November 12, 2019	8-K	000-55908	11/14/2019
10.14	Convertible Demand Note, between the Registrant and Chemistry Holdings, Inc., dated March 29, 2019	8-K	000-55908	4/1/2019
10.15+	Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan				☒
10.16+	Form of Stock Option Agreement for the Amended and Restated 2017 Equity Incentive Plan				☒
10.17+	Form of Restricted Stock Award Agreement for the Amended and Restated 2017 Equity Incentive Plan				☒
10.18+	Form of Restricted Stock Unit Agreement for the Amended and Restated 2017 Equity Incentive Plan				☒
21.1	List of Subsidiaries of the Registrant				☒
23.1	Consent of Independent Registered Public Accounting Firm				☒
24.1	Power of Attorney (included on signature page)				☒
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Cure Pharmaceutical Holding Corp. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oxnard, California, on March 30, 2020.

CURE PHARMACEUTICAL HOLDING CORP.

Dated: March 30, 2020	/s/ Robert Davidson
By: Robert Davidson
Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Robert Davidson and Michael Redard, and each of them, as their true and lawful attorneys and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

By:	/s/ William Yuan
William Yuan
Chairman of the Board and Director
Date: March 30, 2020

By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer and Director
Date: March 30, 2020

By:	/s/ Gene Salkind M.D.
Gene Salkind M.D.
Director
Date: March 30, 2020

By:	/s/ Ruben King-Shaw Jr.
Ruben King-Shaw Jr.
Director
Date: March 30, 2020

By:	/s/ Joshua Held
Joshua Held
Director
Date: March 30, 2020

By:	/s/ Lauren Chung Ph.D.
Lauren Chung Ph.D.
Director
Date: March 30, 2020

By:	/s/ Anya Goldin
Anya Goldin
Director
Date: March 30, 2020

By:	/s/ John Bell
John Bell
Director
Date: March 30, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURE PHARMACEUTICAL HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cure Pharmaceutical Holding Corp and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, NV

March 30, 2020

CURE PHARMACEUTICAL HOLDING CORP

Consolidated Balance Sheets

(in thousand, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$4,096	$501
Accounts receivable, net	142	103
Inventory	156	38
Prepaid expenses and other assets	1,794	946
Total current assets	6,188	1,588

Property and equipment, net	641	300
Right of use asset	63	-
Investment	259	-
Goodwill	9,178	-
Intellectual property and patents, net	1,808	1,206
In-process research and development, net	14,288	-
Prepaid expenses and other assets	-	232
Other assets	35	70

Total assets	$32,460	$3,396

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,260	$774
Accrued expenses	223	509
Finance lease payable	11	-
Loan payable	127	105
Notes payable, net	50	920
Convertible promissory notes, net	550	5,242
Derivative liability	91	618
Contract liabilities	456	383
Contingent share considerations	9,068	-
Total current liabilities	11,836	8,551

License fees	90	-
Finance lease payable	52	-
Contingent share considerations	6,975	-

Total liabilities	18,953	8,551

Commitments and Contingencies (see Note 19)

Stockholders' equity (deficit):
Common stock: $0.001 par value; authorized 150,000,000 shares and 75,000,000, respectively; 38,001,543 shares and 26,784,019 issued and outstanding as of
December 31, 2019 and 2018, respectively	38	27
Additional paid-in capital	63,035	23,425
Stock payable	1,066	646
Accumulated deficit	(50,632)	(29,269)
Total CURE Pharmaceutical Holding Corp stockholders equity (deficit)	13,507	(5,171)

Noncontrolling interest	-	16

Total stockholders' equity (deficit)	13,507	(5,155)

Total liabilities and stockholders' equity (deficit)	$32,460	$3,396

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Years Ended
	December 31, 2019	December 31, 2018
Revenue:
Net product sales	$361	$519
Consulting research & development income	247	63
Shipping and other sales	15	2
Total revenues	623	584

Cost of goods sold:
Cost of goods sold	231	280

Gross profit	392	304

Operating expenses:
Research and development expenses	2,308	1,409
Selling, general and administrative expenses	10,119	6,453
Change in fair value of contingent stock consideration	1,657	-
Total operating expenses	14,084	7,862

Net operating loss before other income (expense)	(13,692)	(7,558)

Other income (expense):
Interest income	57	-
Other income	15	577
Gain on deconsolidation	81	-
Change in fair value of derivative liability	527	(229)
Other expense	(590)	(184)
Interest expense	(4,111)	(3,037)
Loss on conversion of convertible promissory notes	(3,660)	-

Total other expense	(7,681)	(2,873)

Net loss before income taxes	(21,373)	(10,431)

Provision for income taxes	-	-

Net loss	(21,373)	(10,431)

Net loss attributable to non-controlling interest	(10)	(30)

Net loss attributable to Cure Pharmaceutical Holding Corp.	$(21,363)	$(10,401)

Net loss per share
Basic and diluted	$(0.62)	$(0.42)

Weighted average common shares outstanding
Basic and diluted	34,540,461	24,999,824

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Payable	Deficit	Interest	Total
Balance, December 31, 2017	23,901,252	$24	$16,484	$325	$(18,868)	$46	$(1,989)
Issuance of common stock for professional services	1,871,657	2	2,276	15			2,293
Issuance of common stock for cancellation of accounts payable	94,444	-	100				100
Issuance of common stock for purchase of patents	170,000	-	237	43			280
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	330,000	-	646				646
Issuance of common stock for cash	416,666	1	499				500
Warrants granted			663				663
Beneficial conversion features			1,677				1,677
Fair value of stock options and restricted stock granted			843				843
Common stock payable for note conversion				263			263
Noncontrolling interest of Oak Therapeutics, Inc.						(30)	(30)
Net loss					(10,401)		(10,401)
Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)

Issuance of common stock for professional services	495,719	1	1,356	(31)			1,326
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	-	321				321
Issuance of common stock for conversion of convertible promissory notes	3,129,879	3	9,559				9,562
Issuance of common stock for cancellation of accounts payable	34,876	-	70				70
Issuance of common stock for cash	1,153,790	1	2,494				2,495
Issuance of common stock from the equity incentive plan	475,832	-	-				-
Issuance of common stock for exercise of warrants	92,428	-	60				60
Issuance of common stock for acquistion of Chemistry Holdings, Inc	5,700,000	6	19,032				19,038
Issuance of common stock for purchase of patents	30,000	-	43	(43)			-
Common stock shares to be issued for issuance of note payable				91			91
Common stock shares to be issued for purchase of intellectual property				157			157
Common stock shares to be released from escrow and issued for earnouts from acquistion of Chemistry Holdings, Inc				246			246
Warrants granted for debt and services			3,761				3,761
Beneficial conversion features on convertible promissory notes			801				801
Fair value of stock options and restricted stock granted			2,032				2,032
Fair value of restricted stock units granted			81				81
Noncontrolling interest of Oak Therapeutics, Inc.						(10)	(10)
Deconsolidation of Oak Therapeutics, Inc.						(6)	(6)
Net loss					(21,363)		(21,363)
Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$-	$13,507

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Consolidated Statements of Cash Flows

(in thousands)

	For theYears Ended
	December 31, 2019	December 31, 2018

Net loss	$(21,373)	$(10,431)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	769	45
Stock based compensation - prepaid	1,255	1,570
Stock issued for amending convertible promissory notes	321	502
Gain from settlement on accounts payable	(15)	(10)
Gain from license fee	-	(560)
Gain from deconsolidation of Oak Therapeutics, Inc	(81)	-
Change in fair value of contingent share consideration	1,657	-
Loss on conversion of convertible promissory notes	3,660	-
Loss on joint venture	-	14
Warrant expense from convertible notes	2,173	-
Depreciation and amortization	577	149
Amortization of right of use asset	2	-
Amortization of loan discounts	1,255	2,105
Recovery of bad debt expense	(8)	-
Bad debt expense	200	8
Inventory reserve for obsolescence	1	6
Change of fair value in derivative liabilities	(527)	229
Fair value of vested stock options and restricted stock	2,115	843
Warrants granted for commission expense	1,178	663
Warrants granted for broker fee expense	410	-
Change in operating assets and liabilities:
Accounts receivable	(32)	(105)
Inventory	(119)	2
Prepaid expenses and other assets	(1,314)	85
Other assets	35	34
Accounts payable	231	338
Accrued expenses	(633)	392
Finance lease liabilities	(2)	-
Contract liabilities	73	22
License fees	90	-
Cash used in operating activities	(8,102)	(4,099)
Cash flows from investing activities
Investment in company	(259)	-
Purchase of note receivables	(200)	-
Purchase of intangible assets	(50)	(75)
Cash acquired from acquisition of Chemistry Holdings, Inc.	8,487	-
Acquisition of property and equipment, net	(408)	(63)
Cash provided by (used in) investing activities	7,570	(138)

Cash flows from financing activities
Proceeds from convertible notes payable	3,425	4,175
Proceeds from common stock issuance	2,495	500
Proceeds from promissory notes	-	250
Proceeds from loans payable	127	105
Proceeds from exercise of warrants	60	-
Repayment of convertible notes payable	(1,225)	(250)
Repayment of notes payable	(650)	(100)
Repayment of loans payable	(105)	(50)
Cash provided by financing activities	4,127	4,630

Net increase in cash and cash equivalents	3,595	393
Cash and cash equivalents, beginning of year	501	108
Cash and cash equivalents, end of year	$4,096	$501

	For theYears Ended
	December 31, 2019	December 31, 2018
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$90	$70
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock related to prepaid expense	$-	$936
Warrants granted for discount on convertible promissory notes	$-	$1,677
Common stock issued for conversion of promissory notes and accrued interest	$5,902	$-
Common stock payable for conversion of convertible note	$-	$263
Common stock payable for patents	$-	$280
Common stock payable for purchase of intellectual property	$157	$-
Common stock issued for settlement of accounts payable	$70	$109
Accrued interest converted to convertible promissory note	$-	$10
Fixed assets received from the acquisition of Chemistry Holdings, Inc	$83	$-
Patents received from the acquistion of Chemistry Holdings, Inc	$650	$-
In-process research and development received from the acquistion of Chemistry Holdings, Inc	$14,460	$-
Goodwill resulting from the acquisiton of Chemistry Holdings, Inc	$9,178	$-
Contingent share considerations for acquistion of Chemistry Holdings	$14,632	$-
Liabilities assumed from the acquisiton of Chemistry Holdings, Inc	$1,189	$-
Convertible promissory note payable eliminated from the acquisiton of Chemistry Holdings, Inc	$2,000
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc	$76	$-
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc	$7	$-
Beneficial conversion features	$801	$-
Common stock to be issued for note payable	$91	$-
Common stock to be issued for Chemistry Holdings, Inc earn-out	$246	$-
Issuance of common stock for acquisition of Chemistry Holdings, Inc.	$19,038	$-

The accompanying notes are an integral part of these consolidated financial statements.

CURE PHARMACEUTICALS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Operations

CURE Pharmaceutical Holding Corp., its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and Chemistry Holdings Inc. and related subsidiaries recently acquired (collectively referred to as “CHI”). (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“ODF”), and encapsulation systems (“microCURE”) compatible with ODF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. ODF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

Background

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

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

On May 14, 2019 (the “Closing Date”), the Company, and CURE Chemistry Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with CHI., a Delaware corporation. As agreed in the Merger Agreement, the Company acquired CHI pursuant to a merger of the Merger Sub with and into CHI (the “Merger”). Pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for all of the issued and outstanding shares of CHI.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE”) Chemistry Holdings Inc. and related subsidiaries recently acquired (collectively referred to as “CHI”) and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“Oak”) through April 15, 2019 as the Company entered into a Termination and Release Agreement with Oak to surrender all of the Company’s shares of Oak and terminate any rights the Company may have to acquire additional shares or interest in OAK, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, we had an accumulated deficit of approximately $50.6 million and a working capital deficit of approximately $5.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of the date of this report we had approximately $1.6 million of cash on hand, which is expected to provide operating cash needs for up to six months. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent share consideration, stock based compensation, beneficial conversion features, warrant values, deferred taxes and the assumptions used to calculate derivative liabilities. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019, and 2018, the Company had no cash equivalents at December 31, 2019 and 2018, the Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2019 and 2018, the Company had $3.8 million and $0.2 million in excess of the federal insurance limit, respectively.

Investment in Associates

An associate is an entity over which the Company has significant influence through an investment. Significant influence is the power to participate in the financial and operating policy decisions of the investee but not control or joint control over those policies.

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

On November 1, 2019, the Company purchased a Convertible Loan (“Loan”) with a Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loan is repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loan and any unpaid accrued interest shall be converted into shares of Releaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2019, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to this Loan

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

Manufacturing equipment	5-7 years
Computer and other equipment	3-7 years
Leasehold Improvements	3-7 years

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current operating lease liabilities, and Noncurrent operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in finance lease right-of-use assets, current finance lease liabilities, and noncurrent finance lease liabilities in the Consolidated Balance Sheet.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election is made upon adoption, per the provisions of the New Lease Standard. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At December 31, 2019 management determined that an allowance was not necessary. At December 31, 2018, management recorded an allowance of $0.008 million.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of December 31, 2019 or December 31, 2018.

Business Combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the value of the assets acquired and liabilities assumed is recognized as goodwill.

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price to the tangible and intangible assets acquired and liabilities assumed based on its best estimate of fair value. Acquired intangible assets include: Patents and developed technology. The Company determines the appropriate useful life of intangible assets by performing an analysis of cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for Patents and developed technology is between eleven and twenty years.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition”. The Company adopted Topic 606 using a modified retrospective approach for the years ended December 31, 2018 and prior and has been applied prospectively in the Company’s financial statements beginning January 1, 2018. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did not have a material impact on the Company’s financial statements, at initial implementation nor will it have a material impact on an ongoing basis.

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

Contract liabilities is shown separately in the consolidated balance sheets. At December 31, 2019 and 2018 we had contract liabilities of $0.5 million and $0.4 million, respectively.

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations. The Company recorded advertising costs of $0.5 million and $0 for the years ended December 31, 2019 and 2018, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $2.3 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.

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

Pursuant to ASC 2018-07 (Topic 718) for share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

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

As of January 1, 2019, the Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting of share-based payment awards issued to employees and nonemployees. The adoption did not materially impact our consolidated financial statements.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. We measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model (“Black-Scholes”), which management has determined approximates values using more complex methods, using Level 3 inputs. (See Note 12)

We measured the contingent stock consideration based on the following: i) Company’s closing price at the end of each quarter; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 61 month performance period applied to the total number of contingent shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished; and iii) the fair value of the acquisition warrant shares based on using the Black-Scholes valuation

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$16,043	$-	$-	$16,043
Fair value of derivative liability	$91	$-	$-	$91

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of derivative liability	$618	$-	$-	$618

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to December 31, 2019, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2019 and 2018, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2019, and 2018, the Company reflected a non-controlling interest of $0 and $0.02 million respectively, in connection with our majority-owned subsidiary, Oak Therapeutics Inc. as reflected in the accompanying consolidated balance sheets.

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition.

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

The following table sets forth the computation of basic and diluted net income per share for the year ended (in thousands, except per share data):

(Dollars in thousands)	December 31, 2019	December 31, 2018

Net loss attributable to the Company	$(21,363)	$(10,401)
Weighted average outstanding shares of common stock	34,540,461	24,999,824
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants		-
Conversion of convertible notes	-	-
Issuance of contingent shares relating to CHI acquisition	-	-
Common stock and common stock equivalents	34,540,461	24,999,824
Income per share:
Basic net income per share	$(0.62)	$(0.42)
Diluted net income per share	$(0.62)	$(0.42)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive (in thousands, except per share data):

	December 31, 2019	December 31, 2018

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,481,391	97,742
Warrants	6,648,446	2,879,695
Shares to be issued upon conversion of convertible notes	115,047	236,475
Total	8,244,884	3,213,912

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

Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Recent Accounting Pronouncements Adopted

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). This guidance, as amended by subsequent ASU’s on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We adopted ASU No. 2016-02 in our fiscal year beginning January 1, 2019 and used the optional transition method provided by the FASB in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods. The Company notes there was no impact on adoption as the leases entered into by the Company were for less than 12-month terms.

The new standard provides optional practical expedients in transition. We will only elect the package of practical expedients where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting where we elected the practical expedients on adoption and did not record any ROU asset with terms of less than 12 months.

ASU 2018-07

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020. The guidance will be applied using the modified-retrospective approach. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

ASU 2017 - 04 2017

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. This Update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is in the process of evaluating the impact of this standard update on its consolidated financial statements and related disclosures.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early-adopted this standard on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC 321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. ASU 2020-01 is effective for the Company beginning in the first quarter of 2021 and early adoption is permitted. ASU 2020-01 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2019 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2019, and 2018, prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Prepaid consulting services – stock-based compensation	$-	$936
Prepaid consulting services	285	82
Prepaid clinical study	175	-
Prepaid insurance	146	120
Other Receivables	-	3
Prepaid equipment	1,135	-
Prepaid inventory	5	-
Prepaid expenses	48	37
Prepaid expenses and other assets	$1,794	$1,178
Current portion of prepaid expenses and other assets	$(1,794)	$(946)
Prepaid expenses and other assets less current portion	$-	$232

NOTE 4 – INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods.

The carrying value of inventory consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Raw Materials	$78	$25
Packaging Components	50	8
Work-In-Process	18	8
Finished Goods	15	-
	$161	$41
Reserve for Obsolescence	(5)	(3)
Total inventory	$156	$38

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2019, and 2018, property and equipment consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Manufacturing equipment	$902	$842
Computer and other equipment	585	183
Leasehold improvements	77	48
Less accumulated depreciation	(923)	(773)
Property and Equipment, net	$641	$300

For the years ended December 31, 2019 and 2018, depreciation expense amounted to $0.2 million and $0.1 million, respectively.

NOTE 6 – NOTES RECEIVABLE

On November 12, 2019, the Company purchased a $0.2 million convertible promissory note (the “Convertible Promissory Note”) issued by Coeptis Pharmaceuticals, Inc., a Delaware corporation a privately held biopharmaceutical company engaged in the acquisition, development and commercialization of pharmaceutical products (“Coeptis”). The Convertible Promissory Note is due June 15, 2020, pays interest at the rate of 9% per annum and gives the holder the right, at any time from the date thereof, to convert the Convertible Promissory Note into shares of Common Stock of Coeptis at a price per share equal to $2.60 (the “Optional Conversion Price”) or the share price set by the latest qualified financing, whichever is less.

Note receivable consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Coeptis Pharmaceuticals, Inc.	$200	$-
Less: allowance for doubtful accounts	(200)	-
Note receivable, net	$-	$-

The Company has allowed in full this note receivable due to the uncertainty of repayment as of the date of this report. Even though we are allowing for the full amount of this note receivable, we will exhaust all efforts to collect on this note receivable prior to the maturity date.

NOTE 7 - INTANGIBLE ASSETS

The Company incurred $0.05 million and $0.07 million of legal patent costs that were capitalized during the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million. During the year ended December 31, 2018, the Company purchased $0.3 million of patents through the issuance of 200,000 common stock shares of the Company. uring the year ended December 31, 2019, the Company acquired $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

The following table summarizes the estimated fair values as of December 31, 2019 of the identifiable intangible assets acquired, their useful life, and method of amortization (in thousands):

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intellectual Property	$972	11.24	$198
Patents	1,279	12.50	57
In-Process research and development technology	14,460	13.58	172
Total	$16,711		$427
Less: accumulated amortization	(615)
Net intangibles	$16,096
Less: Pending patents not amortized	(14,578)
Net intangible assets subject to amortization	$1,518

Amortization expense was $0.3 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2020	$119
2021	119
2022	119
2023	119
2024	119
Thereafter	923
Total Amortization	$1,518

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On November 1, 2018, the Company entered into a financial services agreement with a related party, Eventus Consulting, P.C. (“Eventus”), of which Mr. Alex Katz, the Company’s former Chief Financial Officer, is a Director. Pursuant to the agreement Eventus will provide certain accounting, financial and strategic consulting services to the Company for a period of one year, unless otherwise terminated. The Company shall pay Eventus $22,500 per month for all work performed. This agreement with Eventus ended in the 1st quarter of fiscal year 2019 and the Company recorded a gain on settlement of $0.02 million relating to accounts payable due to Eventus. As of December 31, 2019, the Company did not owe any amounts to Eventus.

Resignation and Appointment of Officer and Directors

On January 22, 2018, the Company entered into a Separation Agreement with Wayne Nasby, our Chief Operating Officer. In connection with the Separation Agreement Mr. Nasby will receive: (i) six months base salary, less standard payroll deductions and withholdings, in six monthly installments beginning January 31, 2018, and (ii) health insurance COBRA premiums for six months following, totaling approximately $35,000. As of December 31, 2019, the Company has paid off the amounts owed to Mr. Nasby.

NOTE 9 – LOAN PAYABLE

Loan payable consists of the following at December 31, 2019 and 2018 (in thousands):

(Dollars in thousands)	December 31, 2019	December 31, 2018
Note to a company due August 29, 2019, including interest at 6.00% per annum, unsecured, interest due monthly	$-	$105
Note to a company due September 29, 2020, including interest at 4.95% per annum; unsecured; interest due monthly	127	-
Current portion of loan payable	(127)	(105)
Loan payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2019 and 2018 was $0.003 million and $0.002 million, respectively.

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018

Note to a company amended on August 27, 2017 and due on or before one month from the amended date and the maturity date shall be extended for one-month periods as long as the Company is not in default, interest shall accrue at 10% per annum, secured by the Company’s intellectual property. On February 14, 2019, the Company entered into a Debt Conversion Agreement where $250,000 of $650,000 of the outstanding balance was converted into 135,135 common stock shares of the Company and the remaining balance was repaid on May 21, 2019.	$-	$650
Note to an individual, non-interest bearing, unsecured and has no fixed terms of repayment	50	50
Note to an individual due April 1, 2019, interest payable at 6% per annum, unsecured, principal and accrued interest due at maturity. The Company issued 50,000 shares of its common stock on October 18, 2018 at a price per share of $2.88 as an equity kicker. This note and accrued interest was repaid on April 2, 2019.	-	150

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

		100
Total	$50	$950

Unamortized discount		(30)
Current portion of loan payable	(50)	(920)
Loan payable, less current portion	$-	$-

During the years ended December 31, 2019 and 2018, the Company incurred $0.03 million and $0.6 million respectively, amortization of discount. Interest expense for the years ended December 31, 2019 and 2018 was $0.03 million and $0.07 million, respectively.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018

Convertible promissory notes totaling $1,400,000 due between December 31, 2018 and February 28, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due between December 31, 2018 and February 28, 2019. A total of $250,000 convertible promissory notes was repaid in 2018 and $450,000 convertible promissory notes were repaid in 2019. A total $400,000 of convertible promissory notes plus accrued interest of $71,342 have been converted in to 254,779 common stock shares of the Company in 2019. Remaining $550,000 of convertible promissory notes are currently in default; however, the Company has offered to either repay the convertible promissory notes or request to have them converted into common stock shares of the Company. The beneficial owners of the convertible promissory notes have not yet communicated their intent to either receive payment or convert.

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

During the years ended December 31, 2019 and 2018, the Company incurred $1.3 million and $2.1 million, respectively, amortization of discount. Interest expense for years ended December 31, 2019 and 2018 was $0.01 million and $0.4 million, respectively.

NOTE 12 – DERIVATIVE LIABILITY

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

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$91	$-	$-	$91

The following table summarizes fair value measurements by level at December 31, 2018 for assets and liabilities measured at fair value on a recurring basis (in thousands):

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

Significant assumptions:
Risk-free interest rate at grant date	1.55%-2.33%
Expected stock price volatility	77.52%-138.42%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2017 to December 31, 2019 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2017	$91
Initial fair value of derivative liability recorded as debt discount	298
Gain on change in fair value included in earnings	229
Balance at December 31, 2018	618
Loss on change in fair value included in earnings	(527)
Balance at December 31, 2019	$91

NOTE 13 – WARRANT AGREEMENTS

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

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	5,340,751	$2.20	3.80
Granted	9,489,340	$4.62	4.10
Exercised	(163,573)	$1.83	-
Forfeited/Expired	-	$-	-
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Exercisable at December 31, 2019	6,648,446	$2.07	1.31

Warrant summary for the year ended December 31, 2019:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	2.99	$3.70	6,648,446	$2.07
	14,666,518	2.99	$3.70	6,648,446	$2.07

Warrant summary for the year ended December 31, 2018:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00 - $7.00	5,340,751	3.80	$2.20	4,316,751	$2.25
	5,340,751	3.80	$2.20	4,316,751	$2.25

The change in warrant value for the year ended December 31, 2019 and 2018 was $3.7 million and $0.7 million respectively.

The weighted-average fair value of warrants granted during the years ended December 31, 2019 and 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.69%	2.51%
Expected stock price volatility	82.66%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 14 – STOCK INCENTIVE PLANS

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

The Company issued 1,390,000 Nonstatutory Stock Options (“NSO”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the year ended December 31, 2019. The Company issued 84,177 Restricted Common Stock (“RCS”) to employees, including executive officers, non-employee members of the Board of Directors of the Company, members of the Advisory Board Committee and consultants during the year ended December 31, 2019. The Company issued 60,759 Restricted Stock Units (“RSU”) non-employee members of the Board of Directors of the Company during the year ended December 31, 2019. Vesting periods for awarded RCS and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For NSO’s awarded, the term to exercise their NSO is 10 years.

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

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	2,313,050	$0.79	9.27
Granted	1,390,000	$3.54	7.36
Exercised	-	-	-
Forfeited/Expired	(235,400)	$1.59	-
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Exercisable at December 31, 2019	1,712,731	$1.38	8.55

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61-$4.01	3,467,650	8.74	$1.84	1,712,731	$1.38
	3,467,650	8.74	$1.84	1,712,731	$1.38

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 was $0.01 million.

The aggregate grant date fair value of options granted during the year ended December 31, 2019 and 2018 amounted to $4.3 million and $1.5 million, respectively. Compensation expense related to stock options for the year ended December 31, 2019 and 2018 was $1.5 million and $0.6 million, respectively.

As of December 31, 2019, the total unrecognized fair value compensation cost related to unvested stock options was $3.6 million, which is to be recognized over a remaining weighted average period of approximately 8.92 years.

The weighted-average fair value of options granted during the years ended December 31, 2019 and 2018, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2019	December 31, 2018
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.69%	2.51%
Expected stock price volatility	82.66%	156.15%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares for the years ended December 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	317,708	$1.44
Granted	84,177	3.17
Vested	(319,799)	1.57
Forfeited/Expired	-	-
Non-vested, December 31, 2019	82,086	$2.69

Restricted Stock Units

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	-	$-
Granted	60,759	3.66
Vested	-	-
Forfeited/Expired	-	-
Outstanding, December 31, 2019	60,759	$3.66

Compensation expense related to restricted stock units for the years ended December 31, 2019 and 2018 was $0.08 million and $0, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2019 and December 31, 2018, there were 38,001,543 and 26,784,019 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

On December 14, 2018, the Company entered into an Advisory Consulting Agreement (“Agreement”). Per the terms of the Agreement, the Company is to issue 50,000 common stock shares of the Company that vest 30 days from December 14, 2018 and an additional 250,000 common stock shares of the Company that vest monthly over 24 months. On January 14, 2019, the Company issued 50,000 common stock shares of the Company at $1.52 per share per the terms of this Agreement. From February 14, 2019 through December 31, 2019, the Company issued a total of 164,583 common stock shares of the Company at prices per share ranging from $1.52 to $5.05 per the terms of this Agreement.

On December 14, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor for the purchase of 833,333 shares of common stock of the Company (the “Shares” or “Securities”) at $1.20 per share (the “Share Price”) for a total purchase price of One Million Dollars ($1,000,000) (the “Purchase Price”). Per the terms of the SPA, the Company and the investor agreed to multiple Closings and Closing Dates (as hereinafter defined): (1) a Closing of $250,000 five business days after the Closing Date; (2) a Closing of $250,000 ten (10) business days after the Closing Date; (3) a Closing of $250,000 thirty (30) business days after the Closing Date; and (4) a Closing $250,000 ninety (60) business days after the Closing Date. Each of the aforementioned being a Closing and the dates of each Closing being a Closing Date. The investor funded $250,000 on December 26, 2018 and the Company issued 208,333 common stock shares. The investor funded another $250,000 on December 31, 2018 and the Company issued another 208,333 common stock shares. The investor funded $250,000 on January 22, 2019 and another $250,000 on February 25, 2019 and the Company issued 208,333 common stock shares and 208,334 common stock shares, respectively. In addition, per the SPA, the investor had an option to purchase an additional 833,333 common stock shares of the Company at the Share Price of $1.20 for a period of 90 days subsequent to the last funds received from the multiple closings (“Option”). On May 21, 2019, the investor funded $250,000 and the Company issued 208,333 common stock shares at the Share Price relating to the investor’s Option.

On November 7, 2018, the Company is to issue 13,827 common stock shares at $2.26 per share for investor relations consulting services to be performed over a six-month period. On January 1, 2019, the Company issued these 13,827 common stock shares at $2.26 per share. The total value of this issuance was $31,249.

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

On February 19, 2019, the Company entered into a Consulting Agreement (“Agreement”) with a company. Per the terms of the Agreement, the Company is to issue 25,000 common stock shares of the Company for providing investor relations services, where 12,500 common stock shares of the Company are due immediately and the remaining 12,500 common stock shares of the Company is due June 19, 2019. On February 19, 2019, the Company issued 12,500 common stock shares of the Company at $3.39 per share. On July 1, 2019, the Company issued 12,500 common stock shares of the Company at $4.19 per share

On February 25, 2019, the Company issued 46,875 and 83,333 common stock shares of the Company at $0.74 and $1.81 per share, respectively, relating to restricted stock issued from the Company’s 2017 Equity Incentive Plan.

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

From July 1, 2019 to September 30, 2019, the Company issued 137,309 common stock shares at price per shares ranging from $2.25 to $3.60 regarding various consulting and advisory services.

From July 1, 2019 to September 30, 2019, the Company issued 285,723 common stock shares of the Company at a conversion prices per share of $1.85 in regard to a Debt Conversion Agreement (“Agreement”) with a convertible promissory note holder totaling $500,000 plus accrued interest of $28,588. As a result of the lower conversion price compared to the fair market value of the common stock on the date of issuance, the Company recorded a loss on conversion of $409,672. In connection with the conversion of the convertible promissory notes, the Company issued 312,500 warrants that were priced at $2.00 price per share.

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

On October 1, 2019 (“Effective Date”), the Company entered into a Consulting Agreement (“Agreement”) with an individual (“Consultant”). Per the terms of the Agreement, the Company will issue up to 75,000 restricted common stock shares (“Shares”), where two thousand (2,000) Shares will vest monthly over a fifteen-month period following the Effective Date, subject to Consultant’s continuous service as a consultant to the Company under this Agreement and the remaining Shares will vest based on the achievement of certain milestones as set forth in Exhibit A of the Agreement. The Company will issue 8,539 vested Shares at $3.15 per share for providing intellectual property management services over a fifteen-month period. The total value of the vested issuances was $26,898.

From October 1, 2019 to December 31, 2019, the Company issued 20,833 common stock shares at a price per share of $1.81 regarding consulting services.

Stock Payable

During 2018, convertible promissory notes and accrued interests totaling $0.6 million was converted into 447,288 shares of common stock of the Company at prices ranging from $0.89 to $2.05 per share. As of our filing of our Form 10-K for the year ended December 31, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.6 million.

From July 1, 2019 to September 30, 2019, the Company entered into a Consulting Agreement (“Agreement”) with an individual. Per the terms of the Agreement, the Company is to issue 40,000 common stock shares of the Company at $3.93 per share for completing phase I and II of the Agreement. As of our filing of our Form 10-K for the year ended December 31, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.2 million.

On October 10, 2019, the Company is to issue 25,000 common stock shares at a price per share of $3.65 in regard to a Promissory Note (“Note”) with a company (“Lender”). Per the terms of the Note, the Company’s next bona fide sale or issuance of its preferred or common stock shares equal to or in excess of $2,000,000 in gross proceeds, in one transaction or a series of related transactions shall issue to the Lender 25,000 common stock shares of the Company. As of our filing of our Form 10-K for the year ended December 31, 2019, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.09 million.

On December 9, 2019, the Company is to release from escrow 7,485 common stock shares at a price per share of $2.80 for CHI achieving certain milestones as described in the Merger Agreement with CHI. In addition, the Company is to issue 80,433 common stock shares at a price per share of $2.80 for CHI achieving certain milestones as described in the Merger Agreement with CHI. As of our filing of our Form 10-K for the year ended December 31, 2019, the Company has not yet released or issued these common stock shares and has recorded a stock payable of $0.2 million.

NOTE 16 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

CHI Acquisition

On May 14, 2019, the Company acquired all of the issued and outstanding stock of CHI for shares of the Company’s Common Stock. The maximum number of shares of Common Stock to be issued, including escrowed shares and shares issuable pursuant to a variety of earn-out provisions and warrants, is 32,072,283 shares. The shares are allocated as follows: (i) 5,700,000 shares of Common Stock as upfront consideration issued at the Closing (the “Upfront Consideration Shares”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones (the “Clawback Shares”); (iii) up to 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations (“Achievement Shares”); (iv) up to 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals (“Earnout Shares”); and (v) up to 8,018,071 shares issuable upon exercise of warrants (“Acquisition Warrants”) that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the Closing Date. In exchange for the assets and liabilities acquired, the Company received an investment of $2 million (the “Principal Amount”) from Chemistry Holdings pursuant to a convertible note (the “Note”). Such Note, on the Closing Date, became an intercompany payable and was cancelled.

CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. Below is the change of contingent share consideration during the year ended December 31, 2019:

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2018	$-
Fair value at May 14, 2019	14,632
Net change in fair value during the year ended December 31, 2019	1,657
Fair value of common stock shares to be released form escrow and to be issued	(246)
Fair Value at December 31, 2019	$16,043

The Company estimated the fair value of the preliminary purchase price for the acquisition of CHI is approximately $34.1 million. The Company acquired CHI through the issuance of shares of Common Stock of the Company with no cash consideration provided. The preliminary total purchase price was determined based on the following: i) Company’s closing price ($3.34) on May 14, 2019 for the Upfront Consideration Share; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 66 month performance period applied to the total number of contingent shares, which consists of the Clawback Shares, Achievement Shares and Earnout Shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished (“Adjusted Contingent Shares”); iii) the fair value of the Acquisition Warrant Shares based on using the Black-Scholes valuation using the a risk free rate of 2.4%, stock price volatility of 134.7%, no dividend payout, 1 year expected life, exercise price of $5.01 and an estimated stock price of $0.39 based on the end of the earn-out period, year 4 (as determine by using a Monte-Carlo simulation model); and iv) the Company estimated acquisition costs of $0.4 million, of which $0.3 million were included in general and administrative expenses for the period ended December 31, 2019.

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

Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and CHI’s historical consolidated financial statements as adjusted to give effect to the May 14, 2019 acquisition of CHI’s. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition as if it had occurred on January 1, 2018.

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

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year (in thousands, except per share data):

	For the Years Ended December,
	2019	2018
Net revenues	$623	$584
Net loss	(21,483)	(11,859)

Net loss attributable to Cure per common share, basic	$(0.62)	$(0.46)
Net loss attributable to Cure per common share, diluted	$(0.62)	$(0.46)

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

In the Company’s consolidated financial statements for the year ended December 31, 2019, the Company’s investment in Oak has been written off and was reflected at a value of zero.

The following information summarizes the results of operations of Oak for the period January 1, 2019 through April 15, 2019, the date of deconsolidation:

(Dollars in thousands)	January 1, 2019 through April 15, 2019
Revenue	$-
Net loss	$16

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

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has net operating loss carryforwards of approximately $36.6 million, which expire through 2039, in general. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required.

The provision for incomes taxes for the years ending December 31 is as follows (in thousands):

	2019	2018
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows (in thousands):

	2019	2018
Deferred income tax assets
Net operating loss carryforward	$12,007	$7,423
Deferred revenue	135	114
Allowance for doubtful accounts	66	9
Accrued expenses	31	21
Total deferred tax assets	12,239	7,567

Deferred income tax liabilities
State income taxes	(922)	(469)
Depreciation and amortization	(16)	(16)
Valuation allowance	(11,301)	(7,082)
Total deferred tax liabilities	(12,239)	(7,567)

Deferred income tax, net	$-	$-

Open income tax years for audit purposes (Federal and State) are from 2016 through 2019. The Company has not been serviced with any audit notices, as of the year ended December 31, 2019.

NOTE 18 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

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

On November 7, 2019, the Company and Canopy entered into an Amendment Agreement (“Amendment”) to allow the Company to sell cannabinoid CUREfilm products (“Product”) to third parties internationally, excluding Canada, from the Effective Date until December 31, 2020. However, the Company shall not be allowed to sell any Product that are being specifically developed for Canopy, as identified per the Development Agreement between the Company and Canopy, which is dated on June 17, 2019.

Canopy will manufacture CUREfilms that deliver cannabis extracts, expanding the commercialization and monetization of the CUREfilm technology. The parties will collaborate on new products and uses for the products.

Canopy shall pay the Company approximately $0.3 million for costs associated with a feasibility study and technology transfer as well as certain milestone payments and royalties on product sales by Canopy with minimum royalties starting in 2020.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Total rent expense was $0.3 million for the years ended December 31, 2019 and 2018.

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. For the year ended December 31, 2019, the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.05 million, respectively. For the year ended December 31, 2018 the Company did not have any current or long-term portion of finance capital lease liability.

Future minimum lease payments under non-cancellable capital leases as of December 31, 2019 are as follows (in thousands):

2020	$16
2021	16
2022	16
2023	16
2024	13
Thereafter	-
Total	$77

NOTE 20 - SUBSEQUENT EVENTS

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

On January 10, 2020, the Company updated its website to include an update to information previously filed on November 14, 2019 with the Securities and Exchange Commission on a Current Report on Form 8-K (the “Original Form 8-K”). In the Original Form 8-K, the Company announced that the Company and Coeptis Pharmaceuticals, Inc. (“Coeptis”) entered into a non-binding term sheet contemplating that the Company and Coeptis will enter into a Merger Agreement pursuant to which a wholly-owned subsidiary of the Company will merge into Coeptis so that Coeptis will become a wholly-owned subsidiary of the Company with the final terms and valuation to be determined based on certain contingent events. The Company announced that despite the strategic merits of the proposed transaction, the parties were unable to arrive at mutually agreeable terms to complete the acquisition and negotiations related to the acquisition have terminated.

On January 14, 2020, the Company issued 10,417 common stock shares at a price per share of $2.61 for advisory services.

On February 3, 2020, the Company entered into an exclusive license agreement with Releaf Europe b.v. ("Releaf"), a medical cannabis company based in the Netherlands, under which it will license its microCURE technology for use in topicals and oral solutions and expires on February 2, 2025. The royalty-bearing license is exclusive to the Netherlands where Releaf will pay a 6% to 8% royalty on net revenues of products sold by Releaf.

On February 5, 2020 and February 13, 2020, the Company purchased two Convertible Loans (“Loans”) with a company (“Borrower”) for a total amount of $0.3 million. The Borrower shall accrue interest on the Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amounts of the Loans and any unpaid accrued interests shall be converted into shares of the Borrower (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event the Borrower completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Borrower agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million.

On February 11, 2020, the Company entered into a non-exclusive license agreement ("Agreement") with Vanguard Scientific Systems ("VSS"), a botanical extraction equipment manufacturer, under which rights were granted to the Company's super-critical fluid cannabis extraction patents which cover methods enabled by the licensee's extraction equipment. The Agreement expires on February 10, 2025. VSS shall pay a royalty fee of 1.5% of net revenue sales of up to $10 million and 2% of net revenue sales equal to and greater than $10 million.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

