Form 10-K/A
period 2019-12-31
Cure Pharmaceutical Holding Corp.
filed 2020-05-15
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/ A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-204857

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 38,032,793 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2020. The registrant’s common stock is listed on the OTC Markets under the stock symbol “CURR.”

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Report”) by CURE Pharmaceutical Holding Corp., a Delaware corporation. This Amendment amends the particular sections of Part III, Items 10 and 11 of the Original Report provided below to correct and clarify information relating to the Company’s executive officers and members of the board of directors. Except as stated herein, this Amendment does not amend, modify, or otherwise update any other information in the Original Report. This Amendment does not reflect events that may have occurred after the date the Original Report was filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, its wholly-owned subsidiary, CURE Pharmaceutical Corporation, a California corporation (“CURE Pharmaceutical”) and Chemistry Holdings Inc. and its related subsidiaries recently acquired.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of May 1, 2020.

Name	Age	Position
Robert Davidson	53	Chief Executive Officer, Director
Michael Redard (1)	61	Chief Financial Officer
Jessica Rousset (2)	43	former Chief Operating Officer
Mark Udell	43	Chief Accounting Officer, Treasurer and Secretary
Vered Gigi Ph.D.	38	Chief Scientific Officer
William Yuan	59	Chairman of the Board of Directors, Director
Gene Salkind, M.D	64	Director
Ruben King-Shaw Jr.	58	Director
Joshua Held	34	Director
Lauren Chung Ph.D.	47	Director
Anya Goldin	57	Director
John Bell	73	Director
Charles Berman (3)	75	former Director
Alan Einstein (4)	53	former Director
Alex Katz (5)	60	former Chief Financial Officer

________

(1)	Mr. Redard was appointed as the Company’s Chief Financial Officer effective May 15, 2019, replacing Alex Katz who resigned as the Company’s Chief Financial Officer on April 5, 2019.
(2)	Mrs. Rousset resigned as the Company’s Chief Operating Officer on May 8, 2020.
(3)	Mr. Berman resigned as a Director of the Company effective January 16, 2019.
(4)	Mr. Einstein was not reelected to be a Director during the Company’s annual meeting of stockholders on August 6, 2019 and was no longer a Director effective August 6, 2019.
(5)	Mr. Katz resigned as the Company’s Chief Financial Officer on April 5, 2019.

Our Directors

Robert Davidson – Chief Executive Officer and Director

Robert Davidson has served as a director and Chief Executive Officer since July 2011 and Chairman of our Board until January 2019. Prior to his role at CURE Pharmaceutical, Mr. Davidson served as President and Chief Executive Officer of InnoZen Inc., Chief Executive Officer of Gel Tech LLC, Chief Executive Officer of Bio delivery Technologies Inc., and Director of HealthSport Inc. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte oral thin film sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in ODF technology. Mr. Davidson received his B.S. degree with a concentration in Biological Life Sciences from the University of the State of New York, Excelsior College. He has a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson is also a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine and attended Post-Graduate Studies at the University of Cambridge. Mr. Davidson’s experience as our Chief Executive Officer and Chairman, and his extensive knowledge of ODF and drug delivery technologies qualifies him to serve on our Board.

William Yuan – Director and Chairman of the Board

William Yuan has served as the Chairman of the Board since January 15, 2019 and as a director since November 7, 2016. Mr. Yuan was most recently Chairman and CEO of Fortress Hill Holdings, an Asian-based investment banking firm. With 23 years in global finance experience, he has served as a key strategist and advisor to international institutions. U.S. companies advised by Mr. Yuan include Amgen Corp., Biogen, GE Capital, Warner Brothers Studios, and Fox News. He has also guided such leading Asian institutions as Sina.com, Shanghai Petrochemicals, Jinlia Pharmaceutical and Tsingtao Beer Corp. In 1995, Mr. Yuan led Merrill Lynch Asset Management Asia, and managed one of the largest pension/retirement funds in the world, with a $488 billion portfolio under his leadership. Simultaneously, he was chairman and portfolio manager of the $1.2 billion AmerAsia Hedge Fund. In 1993, he was the founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. Prior to that, Mr. Yuan served as a senior-vice president and co-manager at Morgan Stanley Smith Barney’s Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. He began his finance career at Goldman Sachs in 1983 as an investment banker in Mergers & Acquisitions. Mr. Yuan is a member of the International Who’s Who of Finance, Technology, Media and Telecom. Mr. Yuan holds a Bachelor of Science degree in Economics from Cornell University and attended Harvard University’s John F. Kennedy School as a Mason Fellow. Mr. Yuan’s extensive finance, investment banking and corporate strategy background as well as his experience advising large pharmaceutical companies such as Amgen, Biogen and Jinlia Pharmaceutical qualify him to serve on our Board. Mr. Yuan serves on our Audit, Compensation and Nominating / Corporate Governance Committees.

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

Our Executive Officers Who are Not Directors

Michael Redard – Chief Financial Officer

Michael Redard has served as the Chief Financial Officer of CURE Pharmaceutical since May 2019. Mr. Redard has over 30 years of experience in financial operations, strategic planning and capital markets across a broad range of industries including medical devices, healthcare, consumer and industrial products, and manufacturing. Prior to CURE Mr. Redard served as CFO of Casa Pacifica, a California based behavioral health services provider. Before that he held CFO, Vice President and General Manager positions with several venture and private equity backed companies including Inogen, Medical Analysis Systems (acquired by Thermo Fisher Scientific), CDTi Advanced Materials, and Abrisa Technologies. Earlier experience includes management roles with Pepsi and in public accounting. He is a CPA (inactive) and received his B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

Jessica Rousset – Chief Operating Officer

Jessica Rousset has served as the Company’s Chief Operating Officer since January 22, 2018. She previously served since March 15, 2017 as the Company’s Chief Business Officer, oversees operations and drives corporate strategy and growth. Mrs. Rousset previously served as Head of Innovation at Children’s Hospital Los Angeles, where over a ten-year period from 2006 to November 2016, she helped launch both therapeutic and medical device companies and founded and operated a national pediatric technology accelerator. Prior to that, Mrs. Rousset held positions at The Scripps Research Institute and GlaxoSmithKline Biologicals in laboratory, clinical research and business development roles. She is a seasoned business development and commercialization leader, expert in bridging corporate, academic and governmental interests toward the common goal of improving patient’s lives. She brings more than fifteen years of experience fostering innovation in large organizations and advising start-ups to bring novel healthcare solutions to market and into clinical use. She trained as a biochemical engineer at the Institut National des Sciences Appliquées in Lyon, France. Mrs. Rousset resigned as the Company’s Chief Operating Officer on May 8, 2020.

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

Board of Directors

Our Board of Directors currently consists of eight members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

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

ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth total compensation earned by our named executive officers, who are comprised of our principal executive officer and our next two most highly compensated executive officers for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Robert Davidson(3),	2019	196,667	-	-	736,029	-	932,696
Chief Executive Officer	2018	175,833	-	23,125	251,558	15,082	465,598

Michael Redard,	2019	106,893	-	-	925,289	--	1,032,182
Chief Financial Officer	2018	-	-	-	-	-	-

Jessica Rousset(4),	2019	180,000	-	-	-	-	180,000
Chief Operating Officer	2018	180,000	-	29,600	208,268	19,284	437,152

Mark Udell, Chief Accounting Officer,	2019	134,413	-	-	-	-	134,413
Treasurer and Secretary	2018	115,000	-	-	89,258	-	204,258

__________

(1)

Represents the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock units multiplied by the number of shares granted. Restricted stock units are subject to time-based vesting as described below. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 14 to our financial statements included in our Annual Report on Form 10-K.

(2)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 14 (Stock Incentive Plans) to our financial statements, which are included in our Annual Report on Form 10-K.

(3)	Robert Davidson is also a member of our Board of Directors, but does not receive any compensation for his service as a director.
(4)	Jessica Rousset resigned as the Company’s Chief Operating Officer on May 8, 2020.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2019:

Option Awards(1)
		Vesting	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration
Name	Grant Date	Start Date	Exercisable (#)	Unexercisable (#)		Price($)	Date
Robert Davidson	04/06/2018	11/07/2016	265,500	88,500	(2)	$0.74	04/06/2028
Chief Executive Officer	05/07/2018	05/07/2018	25,781	42,969	(2)	$0.61	05/07/2028
	04/11/2019	04/11/2019	28,125	196,875	(2)	$3.40	04/11/2029

Michael Redard	05/30/2019	05/30/2019	50,000	-		$4.01	05/30/2029
Chief Financial Officer	05/30/2019	05/15/2019	25,000	175,000	(2)	$4.01	05/30/2029

Jessica Rousset(3)	04/06/2018	03/15/2017	199,375	90,625	(2)	$0.74	04/06/2028
Chief Operating Officer	05/07/2018	05/07/2018	22,500	37,500	(2)	$0.61	05/07/2028

Mark Udell	04/06/2018	01/01/2018	65,625	84,375	(2)	$0.74	04/06/2028
Chief Accounting Officer, Treasurer, and Secretary

________

(1)	All option awards set forth in this table have been granted under the 2017 Equity Incentive Plan.

(2)	1/16 of the shares subject to the option will vest quarterly, beginning on the first quarter anniversary of the vesting start date, subject to continuous service through each vesting date.

(3)

In connection with Mrs. Rousset’s resignation, effective May 8, 2020, the Company has agreed to accelerate the vesting of each equity award held by her to the extent the award would have vested had she remained employed for six months following her resignation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Part IV of our Original Report is hereby amended solely to add the following Exhibits required to be filed in connection with this Amendment.

EXHIBIT INDEX

Number	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 15, 2020	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
(Principal Executive Officer)

