Form 10-Q
period 2020-03-31
Cure Pharmaceutical Holding Corp.
filed 2020-05-15
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	2834	37-1765151
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1620 Beacon Place, Oxnard, California 93033

(Address of principal executive offices)

(805) 824-0410

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

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

On May 11, 2020, we had 38,032,793 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	the length and severity of the recent COVID-19 outbreak and its impact on the global economy and our financial results;

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context requires otherwise, as used in this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” “our Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

This Quarterly Report on Form 10-Q includes our trademarks and trade names, including, without limitation, CureFilm™ Technology, which is our property and is protected under applicable intellectual property laws. This Quarterly Report on Form 10-Q also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$1,582	$4,096
Accounts receivable, net	135	142
Inventory	187	156
Prepaid expenses and other assets	994	1,794
Total current assets	2,898	6,188

Property and equipment, net	1,658	641
Right of use asset	60	63
Investment	509	259
Goodwill	9,178	9,178
Intellectual property and patents, net	1,785	1,808
In-process research and development, net	14,288	14,288
Other assets	35	35

Total assets	$30,411	$32,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,282	$1,260
Accrued expenses	322	223
Finance lease payable	11	11
Loan payable	81	127
Notes payable, net	50	50
Convertible promissory notes, net	550	550
Derivative liability	27	91
Contract liabilities	327	456
Contingent share considerations	6,585	9,068
Total current liabilities	9,235	11,836

License fees	88	90
Finance lease payable	49	52
Contingent share considerations	4,726	6,975

Total liabilities	14,098	18,953

Commitments and Contingencies (see Note 17)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares;
38,032,793 shares and 38,001,543 issued and outstanding as of
March 31, 2020 and December 31, 2019, respectively	38	38
Additional paid-in capital	63,632	63,035
Common stock issuable	1,229	1,066
Accumulated deficit	(48,586)	(50,632)
Total stockholders' equity	16,313	13,507

Total liabilities and stockholders' equity	$30,411	$32,460

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Net product sales	$203	$-
Consulting research & development income	69	72
Shipping and other sales	8	3
Total revenues	280	75

Cost of goods sold:
Cost of goods sold	101	3

Gross profit	179	72

Operating expenses:
Research and development expenses	805	361
Selling, general and administrative expenses	2,126	2,365
Change in fair value of contingent stock consideration	(4,732)	-
Total operating expenses	(1,801)	2,726

Net operating income (loss) before other income (expense)	1,980	(2,654)

Other income (expense):
Interest income	15	-
Change in fair value of derivative liability	64	(153)
Other expense	-	(271)
Interest expense	(13)	(3,297)
Loss on conversion of convertible promissory notes	-	(3,660)

Total other expense	66	(7,381)

Net income (loss) before income taxes	2,046	(10,035)

Provision for income taxes	-	-

Net income (loss)	2,046	(10,035)

Net income (loss) attributable to non-controlling interest	-	(7)

Net income (loss) attributable to Cure Pharmaceutical Holding Corp.	$2,046	$(10,028)

Net income (loss) per share
Basic	$0.05	$(0.35)
Diluted	$0.04	$(0.35)

Weighted average common shares outstanding
Basic	38,017,568	28,595,784
Diluted	53,085,573	28,595,784

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the Three Months Ended March 31, 2020 and 2019

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Issuable	Deficit	Interest	Total
Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$-	$13,507
Issuance of common stock for professional services	31,250	-	68	163			231
Fair value of stock options and restricted stock granted			469				469
Fair value of restricted stock units granted			60				60
Net loss					2,046		2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$-	$16,313

Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)
Issuance of common stock for professional services	86,744	-	165	356			521
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	-	321				321
Issuance of common stock for conversion of convertible promissory notes	2,844,156	3	8,621	938			9,562
Issuance of common stock from the equity incentive plan	130,208	-	-				-
Issuance of common stock for cash	416,667	-	500				500
Issuance of common stock for cancellation of accounts payable				65			65
Warrants granted for debt and services			3,035				3,035
Beneficial conversion features on convertible promissory notes			801				801
Fair value of stock options and restricted stock granted			230				230
Noncontrolling interest of Oak Therapeutics, Inc.						(7)	(7)
Net loss					(10,028)		(10,028)
Balance, March 31, 2019	30,366,794	$30	$37,098	$2,005	$(39,297)	$9	$(155)

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net income (loss)	$2,046	$(10,035)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	125	92
Stock based compensation - prepaid	148	468
Stock issued for amending convertible promissory notes	-	321
Change in fair value of contingent share consideration	(4,732)	-
Loss on conversion of convertible promissory notes	-	3,660
Warrant expense from convertible notes	-	2,173
Depreciation and amortization	80	40
Amortization of right of use asset	3	-
Amortization of loan discounts	-	488
Recovery of bad debt expense	-	(8)
Inventory reserve for obsolescence	2	2
Change of fair value in derivative liabilities	(64)	153
Fair value of vested stock options and restricted stock	529	230
Warrants granted for commission expense	-	591
Warrants granted for broker fee expense	-	271

Change in other assets and liabilities:
Accounts receivable	7	110
Inventory	(33)	(4)
Prepaid expenses and other assets	(83)	41
Other assets	-	11
Accounts payable	22	152
Accrued expenses	99	193
Finance lease liabilities	(3)	-
Contract liabilities	(129)	(72)
License fees	(2)	98

Cash used in operating activities	(1,985)	(1,025)

Cash flows from investing activities
Investment in company	(250)	-
Purchase of intangible assets	(7)	(21)
Acquisition of property and equipment, net	(226)	(23)

Cash used in investing activities	(483)	(44)

Cash flows from financing activities
Proceeds from convertible notes payable	-	3,425
Proceeds from common stock issuance	-	500
Repayment of convertible notes payable	-	(725)
Repayment of loans payable	(46)	(38)

Cash provided by (used in) financing activities	(46)	3,162

Net increase (decrease) in cash and cash equivalents	(2,514)	2,093

Cash and cash equivalents, beginning of year	4,096	501

Cash and cash equivalents, end of year	$1,582	$2,594

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$2	$81
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$-	$5,373
Common stock issuable for conversion of convertible note	$-	$529
Common stock issued for settlement of accounts payable	$-	$65
Beneficial conversion feature	$-	$801

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and Chemistry Holdings Inc. and related subsidiaries recently acquired (collectively referred to as “CHI”) (CPHC, CURE Pharmaceutical, and CHI, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

On November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement, by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing, on the one hand, and CURE Pharmaceutical, all of the holders of CURE Pharmaceutical’s issued and outstanding shares of capital stock (the “CURE Pharmaceutical Shareholders”) and the holders of certain convertible promissory notes of CURE Pharmaceutical (“CURE Pharmaceutical Noteholders”), on the other hand (the “Share Exchange”).

As a result of the Share Exchange, CURE Pharmaceutical became a wholly owned subsidiary of CPHC, and the CURE Pharmaceutical Shareholders and CURE Pharmaceutical Noteholders became CPHC stockholders owning, at such time, approximately 65% of our issued and outstanding common stock.

On November 10, 2017, we entered into an exclusive license agreement with Oak Therapeutics, Inc. (“Oak”), whereby we granted Oak an exclusive license to our patent rights in the developing world (the “Territory”) to develop products in the Territory along with a royalty-free non-exclusive license to any improvements made by Oak. In consideration for such licenses, we received 269,000 shares of Oak. Due to the lack of performance by Oak under the license agreement, on April 15, 2019, we terminated all contractual relationships with Oak, including the license and surrendered our Oak shares to Oak. The parties terminated all contractual relationships between them, whether written or verbal, express or implied. All license or other rights previously granted by Oak to us or us to Oak were terminated, including all licenses or rights of any kind granted by us.

On May 14, 2019, CPHC, CURE Chemistry Inc., a Delaware corporation and wholly-owned subsidiary of CPHC (“Merger Sub”) and CHI, completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”). As agreed in the Merger Agreement, the Company acquired CHI pursuant to a merger of the Merger Sub with and into CHI (the “Merger”). Pursuant to the Merger, CHI became a wholly-owned subsidiary of CPHC and the stockholders of CHI received shares of CPHC’s Common Stock in exchange for all of the issued and outstanding shares of CHI.

The Coronavirus Disease 2019 (COVID-19) Pandemic

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2020 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2019 filed with the SEC on March 30, 2020.

Principle of Consolidation

The condensed financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI and its 63% majority owned subsidiary Oak, through April 15, 2019 when the Company entered into a Termination and Release Agreement with Oak whereby the Company surrender all of its shares of Oak and terminated any rights the Company may have had to acquire additional shares or interest in Oak. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2020, we had an accumulated deficit of approximately $48.6 million and a working capital deficit of approximately $6.3 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of the date of this report we had approximately $1.3 million of cash on hand, which is expected to provide operating cash needs for up to four months. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. In April 2020 the Company was approved for $0.4 million under the Paycheck Protection Program. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2020 and December 31, 2019, the Company had $1.3 million and $3.8 million in excess of the federal insurance limit, respectively.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Reelaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2019, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of March 31, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At March 31, 2020 and December 31, 2019, management determined that no allowance was necessary.

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

Management determined that no impairment indicators were present and that no impairment charges were necessary as of March 31, 2020 or December 31, 2019.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue Recognition”. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

To achieve the core principle of Topic 606, we perform the following steps:

•	Identify the contract(s) with customer;
•	Identify the performance obligations in the contract;
•	Determine the transactions price;
•	Allocate the transactions price to the performance obligations in the contract; and
•	Recognize revenue when (or as) we satisfy a performance obligation.

We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include research and development contracts for the development of OTF products utilizing our CureFilm™ Technology or our other proprietary technologies. Rarely our contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

Contract liabilities is shown separately in the consolidated balance sheets. At March 31, 2020 and December 31, 2019, we had contract liabilities of $0.3 million and $0.4 million, respectively.

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company did not record advertising costs for the three months ended March 31, 2020 and 2019.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Income Taxes

The Company utilizes Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts will be reflected in the 2020 financial statements. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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

In the case of award modifications, the Company accounts for the modification in accordance with Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, whereby the Company recognizes the effect of the modification in the period the award is modified.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2020 and December 31, 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. We measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model, which management has determined approximates values using more complex methods, using Level 3 inputs (See Note 13).

We measured the contingent stock consideration based on the following: (i) Company’s closing price at the end of each quarter; (ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 61 month performance period applied to the total number of contingent shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished; and (iii) the fair value of the acquisition warrant shares based on using the Black-Scholes valuation.

The following table summarizes fair value measurements by level at March 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$11,311	$-	$-	$11,311
Fair value of derivative liability	$27	$-	$-	$27

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$16,043	$-	$-	$16,043
Fair value of derivative liability	$91	$-	$-	$91

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from December 31, 2019 to March 31, 2020, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of March 31, 2020, and December 31, 2019, the Company reflected a non-controlling interest of $0 and $0 respectively, in connection with our majority-owned subsidiary, Oak as reflected in the accompanying consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per share for the year ended (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net income (loss) attributable to the Company	$2,046	$(10,028)
Weighted average outstanding shares of common stock	38,017,568	28,595,784
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	1,842,116	-
Warrants	6,648,446	-
Conversion of convertible notes	115,047	-
Issuance of contingent shares relating to CHI acquisition	6,462,396	-
Common stock and common stock equivalents	53,085,573	28,595,784
Income (loss) per share:
Basic net income (loss) per share	$0.05	$(0.35)
Diluted net income (loss) per share	$0.04	$(0.35)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2020	2019

Vested stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants	-	90,000
Shares to be issued upon conversion of convertible payable	-	115,047

Total	-	205,047

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Recent Accounting Pronouncements Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020. The guidance will be applied using the modified-retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2017 - 04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which simplifies the test for goodwill impairment. This update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

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

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2020 and December 31, 2019, prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Prepaid consulting services– stock-based compensation	$175	$-
Prepaid consulting services	59	285
Prepaid clinical study	175	175
Prepaid insurance	106	146
Other receivables	3	-
Prepaid equipment	402	1,135
Prepaid inventory	12	5
Prepaid expenses	62	48
Other assets	35	35
Prepaid expenses and other assets	1,029	1,829
Current portion of prepaid expenses and other assets	(994)	(1,794)
Prepaid expenses and other assets less current portion	$35	$35

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$97	$78
Packaging components	42	50
Work-in-process	41	18
Finished goods	14	15
	194	161
Reserve for obsolescence	(7)	(5)
Total inventory	$187	$156

NOTE 5 - PROPERTY AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Equipment deposits	$1,077	$20
Manufacturing equipment	885	882
Computer and other equipment	592	585
Leasehold improvements	77	77
Less accumulated depreciation	(973)	(923)
Property and Equipment, net	$1,658	$641

For the three months ended March 31, 2020 and 2019, depreciation expense amounted to $0.05 million and $0.03 million, respectively.

NOTE 6 – NOTES RECEIVABLE

On November 12, 2019, the Company purchased a $0.2 million convertible promissory note (the “Coeptis Note”) issued by Coeptis Pharmaceuticals, Inc.(“Coeptis”), a privately held biopharmaceutical company engaged in the acquisition, development and commercialization of pharmaceutical products. The Coeptis Note is due June 15, 2020, pays interest at the rate of 9% per annum and gives us the right, at any time, to convert the Coeptis Note into shares of common stock of Coeptis, at a price per share equal to $2.60 or the share price set by the latest qualified financing, whichever is less.

Note receivable consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Coeptis Pharmaceuticals, Inc.	$200	$200
Less: allowance for doubtful accounts	(200)	(200)
Note receivable, net	$-	$-

The Company has allowed in full this note receivable due to the uncertainty of repayment as of the date of this report. Even though we are allowing for the full amount of this note receivable, we will exhaust all efforts to collect on this note receivable prior to the maturity date, June 15, 2020.

NOTE 7 - INTANGIBLE ASSETS

The Company incurred $0.01 and $0.02 million of legal patent costs that were capitalized during the three months ended March 31, 2020 and 2019, respectively. The Company acquired from the CHI acquisition patents at a fair value of $0.7 million during the year ended December 31, 2019. The Company also acquired $14.5 million in Intellectual Property Research and Development and $9.2 million in goodwill from the acquisition of CHI during the year ended December 31, 2019.

Intangible Asset Summary

The following table summarizes the estimated fair values as of March 31, 2020 of the identifiable intangible assets acquired, their useful life, and method of amortization (in thousands):

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intellectual Property	$972	11.04	$10
Patents	1,286	12.23	20
In-Process research and development technology	14,460	13.58	-
Total	$16,718		$30
Less: accumulated amortization	(645)
Net intangibles	$16,073
Less: Pending patents not amortized	(14,582)
Net intangible assets subject to amortization	$1,491

Amortization expense was $0.03 million and $0.01 million for the three months ended March 31, 2020 and 2019, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2020 (remaining)	$89
2021	119
2022	119
2023	119
2024	119
Thereafter	926
Total Amortization	$1,491

NOTE 8 – LOAN PAYABLE

Loan payable consists of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Notes to a company due September 29, 2020, including interest at 4.95% per annum; unsecured; interest due monthly	$81	$127
Current portion of loan payable	(81)	(127)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2020 and 2019 was $0.002 million and $0.002 million, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019

Note to an individual, non-interest bearing, unsecured and due on demand	50	50
Unamortized discount	-	-
Current portion of loan payable	(50)	(50)

Interest expense for the three months ended March 31, 2020 and 2019 was $0 and $0.02 million, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019

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

	$550	$550

Unamortized discount	-	-
Current portion of convertible promissory notes	550	550
Convertible promissory notes, less current portion	$-	$-

During the three month periods ended March 31, 2020 and 2019, the Company incurred $0 and $0.5 million, respectively, amortization of discount. Interest expense for the three month periods ended March 31, 2020 and 2019 was $0.01 million and $0.07 million, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$27	$-	$-	$27

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$91	$-	$-	$91

The Company has issued convertible promissory notes during 2018 and 2017. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term. The assumptions used in valuing the derivative liability during 2020 were as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.37%
Expected stock price volatility	68.23%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2018 to March 31, 2020 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2018	$618
Loss on change in fair value included in earnings	(527)
Balance at December 31, 2019	91
Gain on change in fair value included in earnings	(64)
Balance at March 31, 2020	$27

NOTE 12 – WARRANT AGREEMENTS

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	3.70	2.99
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2020	14,666,518	3.70	2.74
Exercisable at March 31, 2020	6,648,446	2.07	1.07

Warrant summary for the period ended March 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	2.99	$3.70	6,648,446	$2.07
	14,666,518	2.99	$3.70	6,648,446	$2.07

Warrant summary for the year ended December 31, 2019:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	2.74	$3.70	6,648,446	$1.07
	14,666,518	2.74	$3.70	6,648,446	$1.07

The weighted-average fair value of warrants granted to during the three months ended March 31, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2020	March 31, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.37%	2.23%
Expected stock price volatility	68.23%	138.42%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

NOTE 13 – STOCK INCENTIVE PLANS

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. The Plan seeks to achieve this purpose by providing for awards in the form of Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards (“Awards”). The Plan will continue in effect until its termination by the Committee; provided, however, that all Awards must be granted, if at all, within ten (10) years from the Effective Date.

The Company did not issue any Nonstatutory Stock Options (“NSO”), Restricted Common Stock (“RCS”) or Restricted Common Stock (“RCS”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the three months ended March 31, 2020 and 2019. Vesting periods for awarded RCS and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For NSO’s awarded, the term to exercise their NSO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	1.84	8.74
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(120,000)	2.01	-
Outstanding, March 31, 2020	3,347,650	1.83	8.49
Exercisable at March 31, 2020	1,842,116	1.40	8.31

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61 - $4.01	3,347,650	8.49	$1.83	1,842,116	$1.40
	3,347,650	8.49	$1.83	1,842,116	$1.40

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2020 was $0.1 million.

The aggregate grant date fair value of options granted during the three months ended March 31, 2020 and year ended December 31, 2019 amounted to $0 and $4.3 million, respectively. Compensation expense related to stock options was $0.4 million and $0.09 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the total unrecognized fair value compensation cost related to unvested stock options was $3.2 million, which is to be recognized over a remaining weighted average period of approximately 8.70 years.

The weighted-average fair value of options granted during the three months ended March 31, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2020	March 31, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.37%	2.23%
Expected stock price volatility	68.23%	138.42%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	2.69
Granted	-	-
Vested	(33,164)	2.01
Forfeited/Expired	-	-
Non-vested, March 31, 2020	48,922	3.15

Compensation expense related to restricted shares was $0.07 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	3.66
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, March 31, 2020	60,759	3.66

Compensation expense related to restricted stock units was $0.06 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2020 and December 31, 2019, there were 38,032,793 and 38,001,543 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

From January 1, 2020 to March 31, 2020, the Company issued 31,250 common stock shares at prices per share ranging from $1.50 to $2.61 regarding advisory consulting services. Total value of these issuances were $0.07 million.

Common Stock Issuable

During 2018, convertible promissory notes and accrued interests totaling $0.6 million was converted into 447,288 shares of common stock of the Company at prices ranging from $0.89 to $2.05 per share. As of our filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.6 million.

From July 1, 2019 to September 30, 2019, the Company entered into a consulting agreement pursuant to which the Company is to issue 40,000 common stock shares of the Company at $3.93 per share for completing phase I and II of the Agreement. As of our filing of this Quarterly Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.2 million.

On October 10, 2019, the Company is to issue 25,000 common stock shares at a price per share of $3.65 in regard to a Promissory Note (“Note”) with a company (“Lender”). Per the terms of the Note, the Company’s next bona fide sale or issuance of its preferred or common stock shares equal to or in excess of $2,000,000 in gross proceeds, in one transaction or a series of related transactions shall issue to the Lender 25,000 common stock shares of the Company. As of our filing of this Quarterly Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.09 million.

On December 9, 2019, the Company is to release from escrow 7,485 common stock shares at a price per share of $2.80 for CHI achieving certain milestones as described in the Merger Agreement with CHI. In addition, the Company is to issue 80,433 common stock shares at a price per share of $2.80 for CHI achieving certain milestones as described in the Merger Agreement with CHI. As of our filing of our Form 10-Q for the three months ended March 31, 2020, the Company has not yet released or issued these common stock shares and has recorded a stock issuable of $0.2 million.

On January 15, 2020, the Company entered into a consulting agreement pursuant to which the Company is to issue 45,000 common stock shares of the Company for providing investor relations services. As of our filing of this Quarterly Report on Form 10-Q, the company has not yet issued these common stock shares and has recorded a stock issuable of $105,750.

On February 20, 2020, the Company agreed to pay an accounts payable relating to legal services performed. The Company is to issue 25,000 common stock shares of the Company at a price per share of $2.29. As of our filing of this Quarterly Report on Form 10-Q, the company has not yet issued these common stock shares and has recorded a stock issuable of $57,250.

NOTE 15 – BUSINESS COMBINATION

CHI Acquisition

On May 14, 2019, the Company acquired all of the issued and outstanding stock of CHI for shares of the Company’s Common Stock. The maximum number of shares of Common Stock to be issued, including escrowed shares and shares issuable pursuant to a variety of earn-out provisions and warrants, is 32,072,283 shares. The shares are allocated as follows: (i) 5,700,000 shares of Common Stock as upfront consideration issued at the closing of the transaction (the “Closing Date”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones; (iii) up to 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations; (iv) up to 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals; and (v) up to 8,018,071 shares issuable upon exercise of warrants (“Acquisition Warrant Shares”) that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the Closing Date. In exchange for the assets and liabilities acquired, the Company received an investment of $2 million from Chemistry Holdings pursuant to a convertible note. Such convertible note, on the Closing Date, became an intercompany payable and was cancelled.

CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. Below is the change of Contingent Share consideration for the three months ended March 31, 2020:

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2019	$16,043
Net change in fair value during the three months ended March 31, 2020	(4,732)
Fair Value at March 31, 2020	$11,311

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

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year (in thousands, except per share data):

Three months ended March 31, 2019
Net revenues	$75
Net loss	(10,062)

Net loss attributable to Cure per common share, basic	$(0.35)
Net loss attributable to Cure per common share, diluted	$(0.35)

NOTE 16 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

On September 4, 2018, Cure Pharmaceutical entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation (“Canopy”), a company that engages in the production and sale of medical cannabis. Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of Cure Pharmaceutical’s intellectual property rights, including Cure Pharmaceutical’s patented, multi-layer oral thin film (OTF), CUREfilm™ technology for use with cannabis extracts and biosynthetic cannabinoids and the Cure Pharmaceutical’s trademarks in markets around the world where it is legal for Canopy to sell such products, excluding Asia. Cure Pharmaceutical will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications.

On November 7, 2019, the Company and Canopy entered into an Amendment Agreement (“Amendment”) to allow the Company to sell cannabinoid CUREfilm products to third parties internationally, excluding Canada, from the November 7. 2019 until December 31, 2020. However, Cure Pharmaceutical may not sell any cannabinoid CUREfilm products that are specifically developed for Canopy, as identified in the Development Agreement between the Company and Canopy, dated June 17, 2019.

Canopy will manufacture CUREfilms that deliver cannabis extracts, expanding the commercialization and monetization of the CUREfilm technology. The parties will collaborate on new products and uses for the products.

During the three months ended March 31, 2020, the Company recognized $50,000 of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Total rent expense for the three months ended March 31, 2020 and 2019 was $0.06 and $0.06 million, respectively.

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. For the three months ended March 31, 2020, the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.05 million, respectively. For the year ended December 31, 2019 the Company did not have any current or long-term portion of finance capital lease liability.

Future minimum lease payments under non-cancellable capital leases as of March 31, 2020 are as follows (in thousands):

2020 (remaining)	$9
2021	14
2022	14
2023	14
2024	9
Thereafter	-
Total	$60

NOTE 18 – SUBSEQUENT EVENTS

Paycheck Protection Program

In April 2020 the Company received loan proceeds of $0.4 million pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the CARES Act, provides loans for small businesses to cover qualified payroll costs, rent, utilities, and interest on mortgage and other debt obligations. The loan is due in April 2022 and has an interest rate of 1% with the potential for loan forgiveness if certain parameters are met.

Departure of Our Chief Operating Officer

On May 8, 2020 (the “Signing Date”), the Company entered into a separation agreement (the “Separation Agreement”) with Jessica Rousset whereby the parties have agreed to a mutual separation of Mrs. Rousset’s employment as the Company’s Chief Operating Officer, effective May 8, 2020.

Pursuant to the terms of the Separation Agreement, Mrs. Rousset will be entitled to the following severance benefits: (i) a gross sum of $93,461.54, paid in equal installments over a six-month period; (ii) for a period of six months, an amount equal to the cost of her COBRA health benefits if she enrolls for COBRA coverage; (iii) acceleration of vesting of each equity award held by her to the extent the award would have vested had she remained employed for six months following her resignation; and (iv) an extended exercise period for certain equity awards held by her such that she may exercise vested shares under such outstanding equity awards until May 8, 2021. The Separation Agreement contains a release and certain restrictive covenants that are binding upon Mrs. Rousset. Mrs. Rousset has seven days from the Signing Date to revoke the Separation Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020.

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

We sell multiple commercial wellness products under our distribution partners’ brands. We are developing a 50,000IU, once per week, Vitamin D3 ODF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

•	CUREfilm Blue: A 25mg and 50 mg sildenafil ODF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (the “FDA”), confirming a 505(b)(2) regulatory path.

•	CUREfilm D: We are developing a 50,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration.

•	CUREfilm Canna: We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

Impact of COVID-19

The COVID-19 global pandemic has resulted and is likely to continue to result in significant economic disruption throughout the globe. The outbreak has quickly grown from one Chinese province to a worldwide pandemic affecting the markets we serve in North America. Although the ultimate impact of COVID-19 on our business is unknown, during the first quarter of 2020, our financial results and operations were not significantly impacted by the COVID-19 pandemic. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward, will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of new information concerning the severity of the outbreak and the international actions taken to contain and treat it.

The spread of COVID-19 has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 any future period affected either directly or indirectly by this pandemic. We will continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, or as required by federal, state, or local authorities.

See Part II, Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically.

CURE Pharmaceutical Corporation

Our wholly owned subsidiary and operating business, CURE Pharmaceutical Corporation, located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies.

The pharmaceutical industry is facing ever-growing research and development (“R&D”) expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 55 NMEs approved in 2018. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments dwarves those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

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

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section (505)(b)(2) of the Food, Drug, and Cosmetic Act, (“505(b)(2)”) the FDA. The number of 2017 NCE approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in each of the last two years to an all-time high of 63 in 2017. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to some pharmaceutical companies investigating reformulating their drugs as part of their lifecycle management protocols.

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

Cannabinoids and Other Schedule 1 Drugs

We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids do not readily dissolve in water which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and botanical extracts which may provide maximum therapeutic benefit. We have a licensing rights agreement with Canopy for the global commercialization of ODFs containing cannabinoids, under which Canopy is granted non-exclusive in the United States and exclusive rights in the rest of the world excluding Asia. We also have licensing agreements with Vanguard Scientific Systems and Relief Europe. We are sponsoring preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are registered with the Drug Enforcement Agency to manufacture schedule 1 controlled substances at the Oxnard facility.

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

We own or have exclusive rights to fourteen (14) issued U.S. patents, two (2) allowed U.S. patents, twenty three (23) pending applications in the United States, one (1) issued patent in China and one (1) international Patent Cooperation Treaty patent application. These patents and applications relate, among others, to:

•	a method and apparatus for minimizing heat, moisture, and shear damage to medicant incorporated into an edible film;

•	edible films for administration of medicaments to animals;

•	methods for modulating dissolution, bioavailability, bioequivalence;

•	pharmaceutical composition and method of manufacturing;

•	pharmaceutical composition with ionically crosslinked polymer encapsulation of active ingredient;

•	multi-layered high dosage dissolvable film for oral administration;

•	thin films with high load of active ingredient;

•	high dosage dissolvable films for oral administration;

•	methods and composition for improving sleep;

•	oral dissolvable film that includes plant extracts and controlled substances;

•	rapidly disintegrating film matrix for moisture sensitive compounds;

•	protein-polysaccharide macromolecular complexes encapsulating ethyl alcohol;

•	self-emulsifying oral thin film compositions; and

•	topical preparation.

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

Employees

As of the date of this filing, we have 19 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2020 and 2019

Revenues for the three months ended March 31, 2020 was $0.3 million as compared to $0.08 million for the three months ended March 31, 2019. The increase was principally due to the Company seeing an increase in orders from ID Life, LLC for Sleep Strips and new orders of hemp extract OTF during the three months ended March 31, 2020 compared to the same period in 2019. In addition, the Company maintained relatively the same amount of research and development income during the three months ended March 31, 2020 compared to the same period in 2019.

Cost of Goods Sold

Cost of goods sold was $0.2 million in the three months ended March 31, 2020 compared to $.003 million in the three months ended March 31, 2019. Cost of goods sold increased by approximately $0.19 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to the Company generating substantially more revenue from ID Life for Sleep Strips during the three months ended March 31, 2020 as noted above compared to the same period in 2019.

Research and Development Expenses

For the three months ended March 31, 2020, research and development expenses increased to $0.8 million compared to the three months ended March 31, 2019 of $0.4 million. The increase in research and development expenses is mainly due to the Company continuous development of our CUREfilm Blue. We have engaged a third party contractor to assist in the development in our CUREfilm Blue that will take us into our pre-clinical trials. In addition, we initiated several clinical testing at the end of 2019 that has carried into the three months ended March 31, 2020. Finally, the Company has continued in developing CUREfilm D, CUREfilm Canna and various other OTF and other delivery forms during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Selling, General and Administrative Expenses

Our expenses for the three months ended March 31, 2020 are summarized as follows in comparison to our expenses for the three months ended March 31, 2019 (in thousands).

	Three Months Ended
	March 31, 2020	March 31, 2019

Consulting	$224	$1,232
Salaries and wages	260	247
Selling, general and administrative	555	313
Professional and investor relations	556	343
Noncash compensation	530	230
Total operating expenses	$2,125	$2,365

Consulting

Consulting expense decreased by $1.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was due to the Company decreasing the number of consultants used during the three months ended March 31, 2020 compared to the same period in 2019. In addition, majority of the expenses during the three months period ended March 31, 2019 related to noncash consulting services whereby the Company issued common stock shares in exchange for services performed over a period of time. The Company also recorded the fair market value of warrants vested during this period in 2019 for services performed. The Company did not issue as many common stock shares in exchange for services and did not issue any warrants during the three months period ended March 31, 2020.

Salaries and wages

Salaries and wages expense slightly increased by approximately $0.01 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was due to an increase in one officer’s salary as well as a slight increase in the number of employees during the three months ended March 31, 2020 compared to the same period in 2019.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $0.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was due to the following factors: (i) increase in our director and officer insurance as the Company increased coverage by getting an excess director and officer policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in board of director compensation in the three months ended March 31, 2020 compared to the same period in 2019.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $0.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three months ended March 31, 2020 compared to the same period in 2019 as to assist the Company in strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was primarily due to the Company recording the fair value of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three months ended March 31, 2020. As the Company issued stock options, restricted stock awards and restricted stock units during 2019, the Company incurred more vested awards from our 2017 Equity Plan during the three months period ended March 31, 2020 compared to the same period in 2019.

Change in Fair Value Contingent Stock Consideration

The company recognized $4.7 million of income attributed to a change in fair value stock consideration for the three months ended March 31, 2020. There was no change in the fair value of contingent consideration for the three months ended March 31, 2019. This was primarily due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019. The contingent shares fair value as of March 31, 2020 was based on the decrease in probabilities for completing each milestone, lower volatility of the Company’s stock price, a lower closing stock price at March 31, 2020 compared to December 31, 2019 and less time to meet each milestone. As a result of these factors, the fair value of the contingent shares decreased from $16.0 million as of December 31, 2019 to $11.3 million as of March 31, 2020.

Other Income/ (Expense)

Other income/(expense) decreased by approximately $7.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was primarily due to (i) a reduction of $3.3 million in interest expense associated with our debt and (ii) a loss on conversion of convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance during the three months period ended March 31, 2019. The Company did not incur these type of expenses in the same period 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020 and December 31. 2019

Working Capital Deficit (in thousands)

	March 31, 2020	December 31, 2019
Current assets	$2,898	$6,188
Current liabilities	(9,235)	(11,836)
Working capital (deficiency)	$(6,337)	$(5,648)

Working capital deficit as of March 31, 2020 was approximately $6.3 million, as compared to a working capital deficit of approximately $5.6 million as of December 31, 2019. As of March 31, 2020, current assets were approximately $2.9 million, primarily attributable to (i) an decrease in cash of approximately $2.5 million primarily due to fund operations. As of December 31, 2019, current assets were approximately $6.2 million, primarily attributable to (i) an increase in cash of approximately $3.6 million primarily due to the CHI acquisition and (ii) an increase in prepaid expenses of approximately $0.9 million primarily due to deposits made on equipment to be delivered subsequent to the year ended December 31, 2019.

As of March 31, 2020, current liabilities were approximately $9.2 million, comprised primarily of (i) approximately $0.6 million in notes and convertible notes payable, (ii) $6.6 million in contingent consideration, (iii) approximately $1.3 million in accounts payable; and (iv) approximately $0.3 million in accrued expenses. Comparatively, as of December 31, 2019, current liabilities were approximately $11.8 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0.09 million in derivative liability, (iii) $9.1 million in contingent consideration, (iv) approximately $1.2 million in accounts payable; (v) approximately $0.5 million in contract liabilities and (vi) approximately $0.2 million in accrued expenses.

Net Cash (in thousands)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
(in thousands)
Net cash used in operating activities	$(1,985)	$(1,024)
Net cash used in investing activities	(483)	(44)
Net cash provided by (used in) financing activities	(46)	3,161
Increase (decrease) in cash	$(2,514)	$2,093

Net cash used in Operating Activities

Net cash used in operating activities was approximately $2.0 million during the three months ended March 31, 2020. This was primarily due to the net income of approximately $2.0 million, partially offset by (i) the change in fair value of contingent share consideration of $4.7 million, and (ii) the change in fair value of derivative liabilities of $0.1 million which was increased by (iii) stock based compensation of approximately $0.3 million, and (iv) the fair value of vested stock options and restricted stock of approximately $0.5 million.

Comparatively, net cash used in operating activities was approximately $1 million during the three months ended March 31, 2019. This was primarily due to the net loss of approximately $10 million, partially offset by (i) the amortization of the debt discount of approximately $0.5 million, (ii) stock based compensation of approximately $0.6 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options of approximately $0.3 million (v) fair value of warrant granted for commission expense of approximately $0.6 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million; and (viii) the fair value of warrant granted for broker fee expense of approximately $0.3 million.

Net cash used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was due to (i) the investment in Relief Europe of $0.25 million (ii) the purchase of an intangible asset for approximately $0.007 million and (iii) the purchase of property and equipment for approximately $0.2 million. Comparatively, net cash used in investing activities during the three months ended March 31, 2019 was due to (i) the purchase of an intangible asset for approximately $21,000 and (ii) the purchase of property and equipment for approximately $23,000.

Net cash provided by Financing Activities

Net cash used by financing activities of approximately $0.05 million during the three months ended March 31, 2020 was primarily due to the repayment of debt in the amount of $0.05 million. Correspondingly, during the three months ended March 31, 2019, net cash provided by financing activities was approximately $3.1 million. This was primarily attributable to the approximately $3.4 million received from the issuances of new convertible notes payable and approximately $0.5 million in proceeds from issuances of common stock which was offset by approximately $0.7 million in repayments of convertible promissory notes and loans payable.

We may need to raise additional operating capital in calendar year 2020 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Part I, Item 1, Note 2, “Summary of Significant Accounting Policies”. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or condition.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2020 and 2019.

Going Concern

For the year ended December 31, 2019, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of March 31, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2020.

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

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact the Company’s condensed consolidated financial statements and related disclosures is incorporated by reference to Part I, Item 1, Note 2, “Summary of Significant Accounting Policies”, included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information for this Item is not required as we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2019. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the three months ended March 31, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our new Chief Financial Officer is an experienced C-Level executive. During the second and third quarters of fiscal year 2019 the Company hired a consultant with expertise in functional areas of finance and accounting and a new Controller with over 20 years of finance and accounting. We believe the above additions will improve the Company’s material weakness of a lack of segregation of duties as well as add to the overall oversight of internal controls. While we believe these additions will address the Company’s lack of segregation of duties, due to the timing of the events, we were not able to mitigate the material weakness for the three months ended March 31, 2020.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2020, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. Regardless of the outcome, any litigation could have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business. For a detailed discussion of the risks that affect our business, please refer to Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 31, 2020. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, except as follows:

Global economic conditions, including those resulting from the widespread outbreak of COVID-19, may negatively impact the Company’s financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers and end users. Consumer purchases of discretionary items, which could include the Company’s maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations.

In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. For example, the Company is monitoring the impact of the recent global outbreak of COVID-19, which was first detected in China in 2019 and subsequently declared a global pandemic by the World Health Organization in March 2020. COVID-19 has already caused a significant disruption to global financial markets and supply chains. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While the Company currently expects this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets continue to deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

Adverse economic and market conditions could also harm the Company’s business by negatively affecting the parties with whom it does business, including its customers and third-party contract manufacturers and suppliers. These conditions could impair the ability of the Company’s customers to pay for products they have purchased from the Company. As a result, allowances for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase. In addition, the Company’s third-party contract manufacturers and their suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply the Company with finished goods and the raw materials, packaging, and components required for the Company’s products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2020 to March 31, 2020, the Company issued 31,250 common stock shares to an accredited investor at prices per share ranging from $1.50 to $2.61 regarding advisory consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2020, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2020, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	2002Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

# The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

** In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

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
May 15, 2020

/s/ Michael Redard
Michael Redard
Chief Financial Officer
May 15, 2020

