Form 10-Q
period 2020-06-30
Cure Pharmaceutical Holding Corp.
filed 2020-08-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 11, 2020, we had 51,056,638 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$1,429	$4,096
Accounts receivable, net	43	142
Inventory	210	156
Prepaid expenses and other assets	657	1,794
Total current assets	2,339	6,188

Property and equipment, net	1,995	641
Right of use asset	57	63
Investment	509	259
Goodwill	9,178	9,178
Intellectual property and patents, net	1,756	1,808
In-process research and development, net	14,288	14,288
Other assets	35	35

Total assets	$30,157	$32,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,373	$1,260
Accrued expenses	336	223
Finance lease payable	11	11
Loan payable	16	127
Notes payable, net	699	50
Convertible promissory notes, net	550	550
Derivative liability	16	91
Contract liabilities	304	456
Contingent share considerations	-	9,068
Total current liabilities	3,305	11,836

License fees	85	90
Finance lease payable	46	52
Contingent share considerations	-	6,975

Total liabilities	3,436	18,953

Commitments and Contingencies (see Note 17)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 51,026,636 shares and 38,001,543 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	51	38
Additional paid-in capital	88,123	63,035
Common stock issuable	572	1,066
Accumulated deficit	(62,025)	(50,632)
Total stockholders' equity	26,721	13,507

Total liabilities and stockholders' equity	$30,157	$32,460

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Net product sales	$163	$-	$366	$-
Consulting research & development income	100	105	169	177
Shipping and other sales	6	3	14	5
Total revenues	269	108	549	182

Cost of goods sold:
Cost of goods sold	100	1	201	3

Gross profit	169	107	348	179

Operating expenses:
Research and development expenses	735	733	1,540	1,094
Selling, general and administrative expenses	2,511	3,011	4,635	5,376
Change in fair value of contingent stock consideration	10,390	8,520	5,658	8,520
Total operating expenses	13,636	12,265	11,833	14,990

Net operating income (loss) before other income (expense)	(13,467)	(12,157)	(11,485)	(14,811)

Other income (expense):
Interest income	5	2	20	3
Gain from settlement	26	15	26	15
Change in fair value of derivative liability	12	426	75	273
Other expense	-	(319)	-	(590)
Interest expense	(15)	(699)	(28)	(3,997)
Gain on deconsolidation	-	81	-	81
Loss on conversion of convertible promissory notes	-	-	-	(3,660)

Total other expense	28	(494)	93	(7,875)

Net loss before income taxes	(13,439)	(12,651)	(11,392)	(22,686)

Provision for income taxes	-	-	-	-

Net loss	(13,439)	(12,651)	(11,392)	(22,686)

Net income (loss) attributable to non-controlling interest	-	(3)	-	(10)

Net loss attributable to Cure Pharmaceutical Holding Corp.	$(13,439)	$(12,648)	$(11,392)	$(22,676)

Net loss per share
Basic	$(0.32)	$(0.36)	$(0.29)	$(0.73)
Diluted	$(0.32)	$(0.36)	$(0.29)	$(0.73)

Weighted average common shares outstanding
Basic	41,716,558	35,345,442	39,867,063	31,088,381
Diluted	41,716,558	35,345,442	39,867,063	31,088,381

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Issuable	Deficit	Interest	Total
Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$-	$13,507
Issuance of common stock for professional services	31,250	-	68	163			231
Fair value of stock options and restricted stock granted			469				469
Fair value of restricted stock units granted			60				60
Net loss					2,046		2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$-	$16,313
Issuance of common stock for professional services	218,750	-	600	(411)			189
Issuance of common stock from the equity incentive plan	8,003	-	-				-
Issuance of common stock from exercise of warrants	708,467	1	1,417				1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)			21,701
Fair value of stock options and restricted stock granted			479				479
Fair value of restricted stock units granted			60				60
Net loss					(13,439)		(13,439)
Balance, June 30, 2020	51,026,636	$51	$88,123	$572	$(62,025)	$-	$26,721

Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)
Issuance of common stock for professional services	86,744	-	165	356			521
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	-	321				321
Issuance of common stock for conversion of convertible promissory notes	2,844,156	3	8,621	938			9,562
Issuance of common stock from the equity incentive plan	130,208	-	-				-
Issuance of common stock for cash	416,667	-	500				500
Issuance of common stock for cancellation of accounts payable				65			65
Warrants granted for debt and services			3,035				3,035
Beneficial conversion features on convertible promissory notes			801				801
Fair value of stock options and restricted stock granted			230				230
Noncontrolling interest of Oak Therapeutics, Inc.						(7)	(7)
Net loss					(10,028)		(10,028)
Balance, March 31, 2019	30,366,794	$30	$37,098	$2,005	$(39,297)	$9	$(155)
Issuance of common stock for professional services	186,249	-	502	(167)			335
Issuance of common stock for cash	208,333	-	250	1,745			1,995
Issuance of common stock from exercise of warrants	25,675	-	-	60			60
Issuance of common stock for acquistion of Chemistry Holdings, Inc	5,700,000	6	19,032				19,038
Warrants granted			817				817
Fair value of stock options and restricted stock granted			659				659
Noncontrolling interest of Oak Therapeutics, Inc.						(3)	(3)
Deconsolidation of Oak Therapeutics, Inc.						(6)	(6)
Net loss					(12,648)		(12,648)
Balance, June 30, 2019	36,487,051	$36	$58,358	$3,643	$(51,945)	$-	$10,092

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Net loss	$(11,392)	$(22,686)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	420	207
Stock based compensation - prepaid	300	900
Stock issued for amending convertible promissory notes	-	321
Gain from settlement of accounts payable	(26)	(15)
Gain from desconsolidation of Oak Therapeutics, Inc.	-	(81)
Change in fair value of contingent share consideration	5,658	8,520
Loss on conversion of convertible promissory notes	-	3,660
Warrant expense from convertible notes	-	2,173
Depreciation and amortization	164	267
Amortization of right of use asset	6	-
Amortization of loan discounts	-	1,164
Bad debt expenses	14	-
Recovery of bad debt expense	-	(8)
Inventory reserve for obsolescence	(2)	4
Change of fair value in derivative liabilities	(75)	(273)
Fair value of vested stock options and restricted stock	1,069	889
Warrants granted for commission expense	-	1,268
Warrants granted for broker fee expense	-	411

Change in other assets and liabilities:
Accounts receivable	85	(46)
Inventory	(52)	(15)
Prepaid expenses and other assets	(36)	(94)
Other assets	-	24
Accounts payable	139	(496)
Accrued expenses	113	(676)
Finance lease liabilities	(6)	-
Contract liabilities	(152)	(65)
License fees	(5)	95

Cash used in operating activities	(3,778)	(4,552)

Cash flows from investing activities
Investment in company	(250)	-
Purchase of intangible assets	(8)	(29)
Proceeds from common stock issuance for acquisition of Chemistry Holdings, Inc	-	8,487
Acquisition of property and equipment, net	(586)	(790)

Cash provided by (used in) investing activities	(844)	7,668

Cash flows from financing activities
Proceeds from convertible notes payable	-	3,425
Proceeds from common stock issuance	-	750
Proceeds from stock payable	-	1,745
Proceeds from exercise of warrants	1,417	61
Proceeds from notes payable	649	-
Repayment of convertible notes payable	-	(1,225)
Repayment of notes payable	-	(650)
Repayment of loans payable	(111)	(78)

Cash provided by financing activities	1,955	4,028

Net increase (decrease) in cash and cash equivalents	(2,667)	7,144

Cash and cash equivalents, beginning of year	4,096	501

Cash and cash equivalents, end of year	$1,429	$7,645

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$3	$89
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$-	$8,623
Beneficial conversion feature	$-	$801
Common issued for prepaid expense		$659
Common stock payable for note conversion	$-	$938
Common stock issued for settlement of accounts payable	$-	$65
Fixed assets received from the acquisition of Chemistry Holdings, Inc	$-	$83
Patents received from the acquistion of Chemistry Holdings, Inc	$-	$650
In-process research and development received from the acquistion of Chemistry Holdings, Inc	$-	$14,460
Goodwill resulting from the acquisiton of Chemistry Holdings, Inc	$-	$9,178
Contingent share considerations for acquistion of Chemistry Holdings	$-	$14,632
Liabilities assumed from the acquisiton of Chemistry Holdings, Inc	$-	$1,189
Convertible promissory note payable eliminated from the acquisiton of Chemistry Holdings, Inc	$-	$2,000
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc	$-	$76
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc	$-	$6
Common stock issued for settlement of earnout liabilities from the acquisiton of Chemistry Holdings, Inc	$21,701	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and Chemistry Holdings Inc. and its recently acquired subsidiaries (collectively referred to as “CHI”) (CPHC, CURE Pharmaceutical, and CHI, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2020 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic.

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the quarter, the Company's facilities, research laboratory, manufacturing and storage facilities have been operating at close to full capacity, and staff have remote working capabilities, and there was no significant direct impact on the Company's operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2019 filed with the SEC on March 30, 2020.

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

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, we had an accumulated deficit of approximately $62 million and a working capital deficit of approximately $1.0 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of June 30, 2020 we had approximately $1.4 million of cash on hand, which is expected to provide operating cash needs for up to four months. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2020 and December 31, 2019, the Company had $1.2 million and $3.8 million in excess of the federal insurance limit, respectively.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Releaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of June 30, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of June 30, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At June 30, 2020 management determined that an allowance of $0.1 million was necessary. At December 31, 2019, management determined that no allowance was necessary.

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

Contract liabilities is shown separately in the consolidated balance sheets. At June 30, 2020 and December 31, 2019, we had contract liabilities of $0.3 million and $0.4 million, respectively.

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company did not record advertising costs for the three and six month periods ended June 30, 2020. The Company recorded advertising costs of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2019, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.7 million and $1.5 million for the three and six month periods ended June 30, 2020, respectively. The Company recorded research and development expenses of $0.7 million and $1.1 million for the three and six month periods ended June 30, 2019, respectively.

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

Derivative Liabilities

ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At June 30, 2020 and December 31, 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

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

The following table summarizes fair value measurements by level at June 30, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$-	$-	$-	$-
Fair value of derivative liability	$16	$-	$-	$16

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$16,043	$-	$-	$16,043
Fair value of derivative liability	$91	$-	$-	$91

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from December 31, 2019 to June 30, 2020, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, we settled all of our outstanding contingent consideration liabilities outstanding with Chemistry Holdings Inc,

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of June 30, 2020, and December 31, 2019, the Company reflected a non-controlling interest of $0 and $0 respectively, in connection with our majority-owned subsidiary, Oak as reflected in the accompanying consolidated balance sheets.

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

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30,
	2020	2019

Restricted stock and stock options outstanding	3,460,767	1,743,673
Warrants	6,648,446	5,638,770
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	10,224,260	7,497,490,

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

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2020 and December 31, 2019, prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaid consulting services	$74	$285
Prepaid clinical study	175	175
Prepaid insurance	66	146
Other receivables	2	-
Prepaid equipment	277	1,135
Prepaid inventory	34	5
Prepaid expenses	29	48
Other assets	35	35
Prepaid expenses and other assets	692	1,829
Current portion of prepaid expenses and other assets	(657)	(1,794)
Prepaid expenses and other assets less current portion	$35	$35

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$95	$78
Packaging components	68	50
Work-in-process	47	18
Finished goods	2	15
	212	161
Reserve for obsolescence	(2)	(5)
Total inventory	$210	$156

NOTE 5 - PROPERTY AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Equipment deposits	$-	$20
Manufacturing equipment	2,349	882
Computer and other equipment	620	616
Less accumulated depreciation	(974)	(877)
Property and Equipment, net	$1,995	$641

For the three and six month periods ended June 30, 2020, depreciation expense amounted to $0.05 million and $0.1 million, respectively. Depreciation expense for the three and six month periods ended June 30, 2019 was $0.03 million and $0.05 million, respectively.

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

Note receivable consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Coeptis Pharmaceuticals, Inc.	$200	$200
Less: allowance for doubtful accounts	(200)	(200)
Note receivable, net	$-	$-

The Company has allowed in full this note receivable due to the uncertainty of repayment as of the date of this report. Even though we are allowing for the full amount of this note receivable, we will exhaust all efforts to collect on this note receivable.

NOTE 7 - INTANGIBLE ASSETS

The Company incurred $0.01 and $0.03 million of legal patent costs that were capitalized during the six months ended June 30, 2020 and 2019, respectively. The Company acquired from the CHI acquisition patents at a fair value of $0.7 million during the year ended December 31, 2019. The Company also acquired $14.5 million in Intellectual Property Research and Development and $9.2 million in goodwill from the acquisition of CHI during the year ended December 31, 2019.

Intangible Asset Summary

The following table summarizes the estimated fair values as of June 30, 2020 of the identifiable intangible assets acquired, their useful life, and method of amortization (in thousands):

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intellectual Property	$972	10.83	$20
Patents	1,286	12.24	40
In-Process research and development technology	14,460	13.58	-
Total	$16,718		$60
Less: accumulated amortization	(675)
Net intangibles	$16,043
Less: Pending patents not amortized	(14,542)
Net intangible assets subject to amortization	$1,501

Amortization expense was $0.03 million and $0.06 million for the three and six month periods ended June 30, 2020, respectively. Amortization expense was $0.02 million and $0.04 million for the three and six month periods ended June 30, 2019, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2020 (remaining)	$61
2021	121
2022	121
2023	121
2024	121
Thereafter	956
Total Amortization	$1,501

NOTE 8 – LOAN PAYABLE

Loan payable consists of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Notes to a company due September 29, 2020, including interest at 4.95% per annum; unsecured; interest due monthly	$16	$127
Current portion of loan payable	(16)	(127)
Loan payable, less current portion	$-	$-

Interest expense for the three and six month periods ended June 30, 2020 was $0.001 million and $0.002 million, respectively. Interest expense for the three and six month periods ended June 30, 2019 was $0.001 million and $0.002 million, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50

Promissory Note (“Note”) to a company (“Holder”) due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a Convertible Promissory Note (“Convertible Note”) if the Company raises financing through the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are no less favorable to new investors than the terms described in the term sheet included in the Note, then the Company shall notify the Holder thereof and upon the first closing of such sale, the Holder shall have the right, but not the obligation, to convert into a Convertible Note with the same principal amount and interest accruing from the Note Date, but otherwise on the same terms as the Convertible Note(s) sold for cash to new investors in that financing

	250	-
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured	399	-
Unamortized discount	-	-
Current portion of loan payable	$699	$50

In April 2020, the Company received loan proceeds in the aggregate amount of approximately $0.4 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans.

The unforgiven portion of the PPP loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

Interest expense for the three and six month periods ended June 30, 2020 was $0.002 million and $0.002 million, respectively. Interest expense for the three and six month periods ended June 30, 2019 was $0.006 million and $0.03 million, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019

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

	$550	$550

Unamortized discount	-	-
Current portion of convertible promissory notes	$550	$550

During the three and six month periods ended June 30, 2020, the Company incurred $0 and $0 million, respectively, amortization of discount. During the three and six month periods ended June 30, 2019, the Company incurred $0 and $1.1 million, respectively, amortization of discount. Interest expense for the three and six month periods ended June 30, 2020 was $0.01 million and $0.02 million, respectively. Interest expense for the three and six month periods ended June 30, 2019 was $0.01 and $0.09, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$16	$-	$-	$16

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

Significant assumptions:
Risk-free interest rate at grant date	0.29%
Expected stock price volatility	74.46%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2018 to June 30, 2020 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2018	$618
Loss on change in fair value included in earnings	(527)
Balance at December 31, 2019	91
Gain on change in fair value included in earnings	(75)
Balance at June 30, 2020	$16

NOTE 12 – WARRANT AGREEMENTS

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

In June 2020, as part of the Company’s settlement with CHI we amended the warrants to purchase up 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. As part of the settlement the Company reduced the number of warrants to 708,467 common stock shares at an exercise price of $2.00 per share which was reduced from the original exercise price of $5.01 per share. In addition, the expiration date of the warrants was amended to expire on June 5, 2020. The warrants were exercisable on the date of issuance and were exercised by the warrant holders and the Company received $1.4 million. The Company determined there was no incremental value to the warrant modification as the exercise price was more than the fair value of the stock.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	3.70	2.99
Granted	-	-	-
Exercised	(708,467)	2.00	-
Forfeited/Expired	(7,309,605)	5.01	-
Outstanding, June 30, 2020	6,648,446	2.66	0.82
Exercisable at June 30, 2020	6,648,446	2.07	0.82

Warrant summary for the period ended June 30, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	6,648,446	0.82	$2.66	6,648,446	$2.07
	6,648,446	0.82	$2.66	6,648,446	$2.07

Warrant summary for the year ended December 31, 2019:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	2.74	$3.70	6,648,446	$1.07
	14,666,518	2.74	$3.70	6,648,446	$1.07

The weighted-average fair value of warrants granted to during the three months ended June 30, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2020	June 30, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.29%	1.76%
Expected stock price volatility	74.46%	129.01%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

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

The Company issued 90,000 Incentive Stock Options to an officer of the Company during the six months period ended June 30, 2020. The Company did not issue any ISO’s during the six months period ended June 30, 2019. In addition, the Company did not issue any Nonstatutory Stock Options (“NSO”), Restricted Common Stock (“RCS”) or Restricted Common Stock (“RCS”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the six months ended June 30, 2020 and 2019. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	1.84	8.74
Granted	90,000	2.38	9.86
Exercised	-	-	-
Forfeited/Expired	(122,500)	2.04	-
Outstanding, June 30, 2020	3,435,150	1.85	8.28
Exercisable at June 30, 2020	2,067,125	1.46	8.09

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61 - $4.01	3,435,150	8.28	$1.85	2,067,125	$1.46
	3,435,150	8.28	$1.85	2,067,125	$1.46

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2020 was $0.02 million.

The aggregate grant date fair value of options granted during the six months ended June 30, 2020 and year ended December 31, 2019 amounted to $0.2 and $4.3 million, respectively. Compensation expense related to stock options was $0.4 million and $0.4 million for the three and six month periods ended June 30, 2020, respectively. Compensation expense related to stock options for the three and six month periods ended June 30, 2019 was $0.4 million and $0.5 million, respectively.

As of June 30, 2020, the total unrecognized fair value compensation cost related to unvested stock options was $3 million, which is to be recognized over a remaining weighted average period of approximately 8.56 years.

The weighted-average fair value of options granted during the six months ended June 30, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2020	June 30, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.29%	1.76%
Expected stock price volatility	74.46%	129.01%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	2.69
Granted	-	-
Vested	(56,469)	2.48
Forfeited/Expired	-	-
Non-vested, June 30, 2020	25,617	3.15

Compensation expense related to restricted stock was $0.07 million and $0.1 million for the three and six month periods ended June 30, 2020, respectively. Compensation expense related to restricted shares for the three and six month periods ended June 30, 2019 was $0.1 million and $0.3 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	3.66
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, June 30, 2020	60,759	3.66

Compensation expense related to restricted stock units was $0.06 and $0.12 million for the three and six month periods ended June 30, 2020, respectively. Compensation expense related to restricted stock units for the three and six month periods ended June 30, 2019 was $0 and $0 million, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2020 and December 31, 2019, there were 51,026,636 and 38,001,543 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

From January 1, 2020 to June 30, 2020, the Company issued 258,003 common stock shares at prices per share ranging from $1.50 to $3.93 regarding consulting services. Total value of these issuances was $0.7 million.

On June 5, 2020, the Company issued 12,058,623 common stock shares at a price of $1.82 relating to the Release, Waiver, and Amendment Agreement with CHI. Total value of these issuances was $21.9 million.

On June 5, 2020, the Company issued 708,467 common stock shares at a price of $2.00 from the exercise of warrants. Total value of these issuances was $1.4 million.

Common Stock Issuable

During 2018, a convertible promissory notes and accrued interests totaling $0.3 million was converted into 297,288 shares of common stock of the Company at a price of $0.89 per share. As of our filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.3 million.

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

As previously disclosed, the maximum number of shares of Common Stock that could be issued to the Holders in connection with the Merger, including escrowed shares and shares issuable pursuant to earn-out provisions and warrants, was 32,072,283 shares allocated as follows: (i) 5,700,000 shares of Common Stock that were issued as upfront consideration at the closing of the Merger; (ii) 7,128,913 shares held in escrow, subject to indemnification and clawback rights that were subject to lapse upon the achievement of certain milestones; (iii) 3,207,228 shares that could be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations; (iv) 8,018,071 shares that could be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals; and (v) 8,018,071 shares issuable upon exercise of warrants that were to become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the closing of the Merger at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the closing of the Merger.

On June 5, 2020 (the “Release Effective Date”), the Company and CHI, entered into a Release, Waiver, and Amendment (the “Agreement”) and a related Warrant Amendment Agreement (“Warrant Amendment”), in order to make a full resolution of the shares issuable pursuant to the Merger. The Agreement provided as follows: (a) all 7,128,913 shares held in escrow were released to the Holders as of the Release Effective Date, of which 140,828 shares were returned to the Company for cancellation in consideration for the Company committing to pay certain outstanding liabilities, (b) of the 11,225,299 total shares issuable pursuant to the earn-out provisions in the Merger Agreement, 5,612,654 shares were issued to the Holders as of the Release Effective Date (310,821 of which were assigned back to the Company as of the Release Effective Date) and the obligation of the Company to issue any further earn-out shares was terminated, and (c) certain Holders exercised warrants issued in the Merger to purchase 708,467 shares of Common Stock on the Release Effective Date at a price of $2.00 per share (which reflects a reduced exercise price as a result of the Warrant Amendment) for gross proceeds to the Company of approximately $1.4 million and the remaining warrants to purchase 7,309,605 shares of Common Stock issued in the Merger expired on the Release Effective Date as a result of an amendment of such warrants effected pursuant to the Warrant Amendment.

As previously disclosed, the Company undertook to issue warrants to purchase an additional 4,143,706 shares of Common Stock to certain affiliates of CHI in consideration for consulting and advisory services to be provided following the closing of the Merger (the “Service Warrants”). Pursuant to the Agreement, the undertaking by the Company to issue the Service Warrants was terminated as of the Release Effective Date.

CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm™ platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. On June 5, 2020 the company entered into a settlement with CHI in order to settle the total amount of shares to be issued upon in relation to the contingent consideration. As part of the settlement the Company agreed to issue 12,058,623 common stock shares in order to settle the contingent consideration in full. Below is the change of Contingent Share consideration for the three months ended June 30, 2020:

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2019	$16,043
Net change in fair value during the six months ended June 30, 2020	(16,043)
Fair Value at June 30, 2020	$-

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

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year (in thousands, except per share data):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Net revenues	$108	182
Net loss	(14,591)	(24,739)

Net loss attributable to Cure per common share, basic	$(0.36)	(0.67)
Net loss attributable to Cure per common share, diluted	$(0.36)	(0.67)

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

During the three and six months ended June 30, 2020, the Company recognized $0 and $0.5 million, respectively, of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy.

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

Total rent expense for the three and six month periods ended June 30, 2020 was $0.07 and $0.1 million, respectively. Total rent expense for the three and six month periods ended June 30, 2019 was $0.06 million and $0.1 million, respectively.

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay annual payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The Company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. As of June 30, 2020, the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.05 million, respectively. For the year ended December 31, 2019 the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.05 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of June 30, 2020 are as follows (in thousands):

2020 (remaining)	$5
2021	14
2022	14
2023	14
2024	9
Thereafter	-
Total	$56

NOTE 18 – SUBSEQUENT EVENTS

On July 27, 2020, the Company entered into a non-binding memorandum of understanding (the “Memorandum of Understanding”) with The Sera Labs, Inc., a Delaware corporation (“Sera Labs”), which summarizes the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company (the “Proposed Acquisition”).

In connection with the execution of the Memorandum of Understanding, the Company will loan to Sera Labs $500,000 in exchange for the issuance of a secured promissory note (the “Promissory Note”), with the right to take a future advance of an additional $1,000,000 if the Proposed Acquisition does not close by September 1, 2020. The Promissory Note is secured by certain assets of Sera Labs as further set forth therein. The Promissory Note bears an interest rate of 9% per annum and has a maturity date of December 31, 2020. The outstanding principal amount and any unpaid accrued interest may be prepaid at any time, provided that Sera Labs gives written notice to the Company at least 15 days in advance of the prepayment.

The Promissory Note provides that, upon the occurrence of any Event of Default (as defined therein), the Company may accelerate the Promissory Note by written notice to Sera Labs, with the principal amount plus all accrued but unpaid interest (the “Outstanding Balance”) becoming immediately due and payable in cash, except that, upon the occurrence of a Bankruptcy Event (as defined therein), no notice shall be required and the Outstanding Balance shall become immediately and automatically due and payable. The Promissory Note further provides that if a merger transaction is effected between the Company and Sera Labs pursuant to the terms of a definitive merger agreement, the outstanding principal amount shall be credited to marketing and growth funds, as to be described in such definitive merger agreement.

On August 6, 2020 (“Note Date”), the Company entered into a unsecured promissory note (“Note”) with one of the Company’s board members (“Holder”) for $150,000. The Note is due on August 6, 2021 and has an interest rate of 8% per annum payable in quarterly payments. Principal and accrued interest automatically convert into a Convertible Promissory Note (“Convertible Note”) if the Company raises financing through the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are no less favorable to new investors than the terms described in the term sheet included in the Note, then the Company shall notify the Holder thereof and upon the first closing of such sale, the Holder shall have the right, but not the obligation, to convert into a Convertible Note with the same principal amount and interest accruing from the Note Date, but otherwise on the same terms as the Convertible Note(s) sold for cash to new investors in that financing.

On August 12, 2020 (“Note Date”), the Company entered into a unsecured promissory note (“Note”) with a company (“Holder”) for $500,000. The Note is due on August 12, 2021 and has an interest rate of 8% per annum payable in quarterly payments. Principal and accrued interest automatically convert into a Convertible Promissory Note (“Convertible Note”) if the Company raises financing through the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are no less favorable to new investors than the terms described in the term sheet included in the Note, then the Company shall notify the Holder thereof and upon the first closing of such sale, the Holder shall have the right, but not the obligation, to convert into a Convertible Note with the same principal amount and interest accruing from the Note Date, but otherwise on the same terms as the Convertible Note(s) sold for cash to new investors in that financing.

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

Impact of COVID-19

The COVID-19 global pandemic has resulted and is likely to continue to result in significant economic disruption throughout the globe. The outbreak has quickly grown from one Chinese province to a worldwide pandemic affecting the markets we serve in North America. Although the ultimate impact of COVID-19 on our business is unknown, during the first and second quarters of 2020, our financial results and operations were not significantly impacted by the COVID-19 pandemic. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward, will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of new information concerning the severity of the outbreak and the international actions taken to contain and treat it.

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

Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and any future period affected either directly or indirectly by this pandemic. We will continue to monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, or as required by federal, state, or local authorities.

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

We own or have exclusive rights to sixteen (16) issued U.S. patents and twenty four (24) pending applications in the United States, one (1) issued patent in China and one (1) international Patent Cooperation Treaty patent application. These patents and applications relate, among others, to:

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

Employees

As of the date of this filing, we have 18 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three Months and Six Ended June 30, 2020 and 2019

Revenues for the three and six months ended June 30, 2020 was $0.3 million and $0.5 million, respectively, as compared to $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2019. The increase was principally due to the Company seeing an increase in orders from ID Life, LLC for Sleep Strips and new orders of hemp extract OTF during the three and six months ended June 30, 2020 compared to the same period in 2019. In addition, the Company maintained relatively the same amount of research and development income during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Cost of Goods Sold

Cost of goods sold was $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2020 compared to $0.001 million and $0.003 million, respectively, in the three and six months ended June 30, 2019. The increase was primarily due to the Company generating substantially more revenue from ID Life for Sleep Strips and new orders of hemp extract OTF during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Research and Development Expenses

For the three and six months ended June 30, 2020, research and development expenses increased to $0.7 million and $1.5 million, respectively, compared to the three and six months ended June 30, 2019 of $0.7 million and $1.1 million, respectively. The increase in research and development expenses is mainly due to the Company continuous development of our CUREfilm Blue. We have engaged a third party contractor to assist in the development in our CUREfilm Blue that will take us into our pre-clinical trials. In addition, we initiated several clinical testing at the end of 2019 that has carried into the three and six months ended June 30, 2020. Finally, the Company has continued in developing CUREfilm D, CUREfilm Canna and various other OTF and other delivery forms during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

Selling, General and Administrative Expenses

Our expenses for the three and six months ended June 30, 2020 are summarized as follows in comparison to our expenses for the three and six months ended June 30, 2019 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Consulting	$378	$1,246	$602	$2,478
Salaries and wages	264	248	524	495
Selling, general and administrative	833	382	1,406	725
Professional services and investor relations	496	476	1,034	789
Noncash compensation	540	659	1,069	889
Total operating expenses	$2,511	$3,011	$4,635	$5,376

Consulting

Consulting expense decreased by $0.9 million and $1.9 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. This was due to the Company decreasing the number of consultants used during the three and six months ended June 30, 2020 compared to the same period in 2019. In addition, a majority of the expenses during the three and six months period ended June 30, 2019 related to noncash consulting services whereby the Company issued common stock shares in exchange for services performed over a period of time. The Company also recorded the fair market value of warrants vested during this period in 2019 for services performed. The Company did not issue as many common stock shares in exchange for services and did not issue any warrants in exchange for services during the three and six months period ended June 30, 2020.

Salaries and wages

Salaries and wages expense slightly increased by approximately $0.02 million and $0.03 million during the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. This was due to an increase in one officer’s salary as well as a slight increase in the number of employees during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $0.5 million and $0.7 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. This was due to the following factors: (i) increase in our director and officer insurance as the Company increased coverage by getting an excess director and officer policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in board of director compensation in the three months ended June 30, 2020 compared to the same period in 2019.

Professional Services and Investor Relations

Professional Services and investor relations expenses increased by approximately $0.02 million and $0.2 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. This was due to the Company increasing our investor relations efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the six months ended June 30, 2020 compared to the same period in 2019 as to assist the Company in public filings, strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense decreased by approximately $0.1 million and increased by approximately $0.2 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. The decrease in the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to several employees forfeiting their stock options when they left the company during the three months ended June 30, 2020. The increase in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the Company recording the fair value of vested stock options issued during the six months ended June 30, 2020. In addition, stock options, restricted stock awards and restricted stock units issued during 2019, resulted in more vested awards during the six months period ended June 30, 2020 compared to the same period in 2019.

Change in Fair Value Contingent Stock Consideration

The Company recognized $10.4 million and $5.7 million of expense attributed to a change in fair value stock consideration for the three and six months ended June 30, 2020, respectively, compared to $8.5 million during the three and six months ended June 30, 2019, respectively. This was due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019. On June 5, 2020, the Company and CHI entered into a settlement arrangement in order to settle the contingent shares in full. As a result of these factors, the fair value of the contingent shares decreased from $16.0 million as of December 31, 2019 to none as of June 30, 2020.

Other Income/ (Expense)

Other income/(expense) increased by approximately $0.5 million and $7.4 million during the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. This was primarily due to (i) a reduction of $3.3 million in interest expense associated with our debt and (ii) a loss on conversion of convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance during the six months period ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020 and December 31, 2019

Working Capital Deficit (in thousands)

	June 30, 2020	December 31, 2019
Current assets	$2,339	$6,188
Current liabilities	(3,305)	(11,836)
Working capital (deficiency)	$(966)	$(5,648)

Working capital deficit as of June 30, 2020 was approximately $1 million, as compared to a working capital deficit of approximately $5.6 million as of December 31, 2019. As of June 30, 2020, current assets were approximately $2.3 million, primarily attributable to (i) a decrease in cash of approximately $2.7 million primarily due to fund operations. As of December 31, 2019, current assets were approximately $6.2 million, primarily attributable to (i) an increase in cash of approximately $3.6 million primarily due to the CHI acquisition and (ii) an increase in prepaid expenses of approximately $0.9 million primarily due to deposits made on equipment to be delivered subsequent to the year ended December 31, 2019.

As of June 30, 2020, current liabilities were approximately $3.3 million, comprised primarily of (i) approximately $1.3 million in notes and convertible notes payable, (ii) approximately $1.4 million in accounts payable, (iii) approximately $0.3 million in contract liabilities, and (iv) approximately $0.4 million in accrued expenses. Comparatively, as of December 31, 2019, current liabilities were approximately $11.8 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0.09 million in derivative liability, (iii) $9.1 million in contingent consideration, (iv) approximately $1.2 million in accounts payable; (v) approximately $0.5 million in contract liabilities and (vi) approximately $0.2 million in accrued expenses.

Net Cash (in thousands)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
(in thousands)
Net cash used in operating activities	$(3,778)	$(4,552)
Net cash provided by (used in) investing activities	(844)	7,668
Net cash provided by financing activities	1,955	4,028
Increase (decrease) in cash	$(2,667)	$7,144

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.8 million during the six months ended June 30, 2020. This was primarily due to the net loss of approximately $11.4 million, partially offset by (i) the change in fair value of contingent share consideration of $5.7 million and (ii) the change in fair value of derivative liabilities of $0.08 million which was increased by (iii) stock based compensation of approximately $0.7 million, (iv) depreciation and amortization of approximately $0.2 million and (v) the fair value of vested stock options and restricted stock of approximately $1.1 million.

Comparatively, net cash used in operating activities was approximately $4.6 million during the six months ended June 30, 2019. This was primarily due to the net loss of approximately $22.7 million, partially offset by (i) the amortization of the debt discount of approximately $1.3 million, (ii) stock based compensation of approximately $1.1 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options and restricted stock of approximately $0.9 million (v) fair value of warrant granted for commission expense of approximately $1.3 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million, (viii) the fair value of warrant granted for broker fee expense of approximately $0.4 million, (ix) depreciation and amortization of approximately $0.3 million, (x) change in derivative liability of approximately $0.3 million and (xi) change in fair value of contingent share considerations of approximately $8.5 million

Net cash used in Investing Activities

Net cash used in investing activities of approximately $0.8 million during the six months ended June 30, 2020 was due to (i) the investment in Relief Europe of $0.3 million (ii) the purchase of an intangible asset for approximately $0.01 million and (iii) the purchase of property and equipment for approximately $0.6 million. Comparatively, net cash provided by investing activities of $7.7 million during the six months ended June 30, 2019 was due to (i) the purchase of an intangible asset for approximately $0.03 million, (ii) approximately $8.5 million from the acquisition of CHI and (iii) the purchase of property and equipment for approximately $0.8 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $2 million during the six months ended June30, 2020 was due to (i) proceeds from the exercise of warrants of approximately $1.4 million, (ii) proceeds from notes payable of approximately of $0.6 million and (iii) repayment of loan payable of approximately $0.1 million. Correspondingly, net cash provided by financing activities of approximately $4 million during the six months ended June 30, 2019 was primarily due to the approximately (i) $3.4 million received from the issuances of new convertible notes payable, (ii) approximately $0.8 million in proceeds from issuances of common stock and (iii) approximately $1.7 million in proceeds from stock payable and was offset by approximately $2 million in repayments of convertible promissory notes, notes payable and loans payable.

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

The Company has an accumulated deficit balance as of June 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the separation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2019. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the six months ended June 30, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our new Chief Financial Officer is an experienced C-Level executive. During the first quarter of fiscal year 2020, the Company hired a consultant with expertise in functional areas of finance and accounting and during the third quarter of fiscal year 2020, a new Controller with over 12 years of finance and accounting. We believe the above additions will improve the Company’s material weakness of a lack of separation of duties as well as add to the overall oversight of internal controls. While we believe these additions will address the Company’s lack of separation of duties, due to the timing of the events, we were not able to mitigate the material weakness for the six months ended June 30, 2020.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2020, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business. For a detailed discussion of the risks that affect our business, please refer to Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 30, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 15, 2020. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, except as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2020 to June 30, 2020, the Company issued 258,003 common stock shares at prices per share ranging from $1.50 to $3.93 in consideration for consulting services. Total value of these issuances was $0.7 million.

No underwriters were involved in such issuances of securities. The securities were issued to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2020, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2020, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Amendment to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020).
10.1	Separation Agreement, dated May 8, 2020, by and between the Company and Jessica Rousset.
10.2	Release, Waiver and Amendment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on Form 8-K on June 9, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	2002 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: August 14, 2020	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
August 14, 2020

/s/ Michael Redard
Michael Redard
Chief Financial Officer
August 14, 2020

