Form 10-Q
period 2020-09-30
Cure Pharmaceutical Holding Corp.
filed 2020-11-13
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 9, 2020, we had 53,231,711 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

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

•	our ability to maintain compliance with the terms and conditions of our existing financing arrangements;

•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

•	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;

•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Exchange Act, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified officers, employees and consultants as necessary; and

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$1,102	$4,096
Accounts receivable, net	46	142
Note receivable, net	550	-
Inventory	228	156
Prepaid expenses and other assets	382	1,794
Total current assets	2,308	6,188

Property and equipment, net	1,965	641
Right of use asset	55	63
Investment	509	259
Goodwill	9,178	9,178
Intellectual property and patents, net	1,728	1,808
In-process research and development, net	14,288	14,288
Other assets	35	35

Total assets	$30,066	$32,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,784	$1,260
Accrued expenses	286	223
Finance lease payable	12	11
Loan payable	-	127
Notes payable, net	2,366	50
Convertible promissory notes, net	550	550
Derivative liability	3	91
Contract liabilities	316	456
Contingent share considerations	-	9,068
Total current liabilities	5,317	11,836

License fees	82	90
Finance lease payable	43	52
Contingent share considerations	-	6,975

Total liabilities	5,442	18,953

Commitments and Contingencies (see Note 17)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares;
51,219,519 shares and 38,001,543 issued and outstanding as of
September 30, 2020 and December 31, 2019, respectively	51	38
Additional paid-in capital	88,777	63,035
Common stock issuable	572	1,066
Accumulated deficit	(64,776)	(50,632)
Total stockholders' equity	24,624	13,507

Total liabilities and stockholders' equity	$30,066	$32,460

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Net product sales	$167	$29	$533	$29
Consulting research & development income	-	70	169	247
Shipping and other sales	25	3	39	8
Total revenues	192	102	741	284

Cost of goods sold:
Cost of goods sold	145	15	346	18

Gross profit	47	87	395	266

Operating expenses:
Research and development expenses	744	453	2,284	1,547
Selling, general and administrative expenses	2,075	2,217	6,711	7,593
Change in fair value of contingent stock consideration	-	(4,654)	5,658	3,866
Total operating expenses	2,819	(1,984)	14,653	13,006

Net operating income (loss) before other income (expense)	(2,772)	2,071	(14,258)	(12,740)

Other income (expense):
Interest income	12	37	32	40
Other income	-	-	-	15
Gain on deconsolidation	-	-	-	81
Gain from settlement	35	-	61	-
Change in fair value of derivative liability	13	198	88	471
Other expense	-	-	-	(590)
Interest expense	(39)	(102)	(67)	(4,099)
Loss on conversion of convertible promissory notes	-	-	-	(3,660)

Total other income (expense)	21	133	114	(7,742)

Net income (loss) before income taxes	(2,751)	2,204	(14,144)	(20,482)

Provision for income taxes	-	-	-	-

Net income (loss)	(2,751)	2,204	(14,144)	(20,482)

Net income (loss) attributable to non-controlling interest	-	-	-	(10)

Net income (loss) attributable to Cure Pharmaceutical Holding Corp	$(2,751)	$2,204	$(14,144)	$(20,472)

Net income (loss) per share
Basic	$(0.07)	$0.06	$(0.32)	$(0.62)
Diluted	$(0.07)	$0.05	$(0.32)	$(0.62)

Weighted average common shares outstanding
Basic	41,344,256	34,613,642	43,647,388	33,247,660
Diluted	41,344,256	43,368,323	43,647,388	33,247,660

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Issuable	Deficit	Interest	Total
Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$-	$13,507
Issuance of common stock for professional services	31,250	-	68	163			231
Fair value of stock options and restricted stock granted			469				469
Fair value of restricted stock units granted			60				60
Net income					2,046		2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$-	$16,313
Issuance of common stock for professional services	218,750	-	600	(411)			189
Issuance of common stock from the equity incentive plan	8,003	-	-				-
Issuance of common stock from exercise of warrants	708,467	1	1,417				1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)			21,701
Fair value of stock options and restricted stock granted			479				479
Fair value of restricted stock units granted			60				60
Net loss					(13,439)		(13,439)
Balance, June 30, 2020	51,026,636	$51	$88,123	$572	$(62,025)	$-	$26,721
Issuance of common stock for professional services	31,250	-	49	-			49
Issuance of common stock from the equity incentive plan	161,633	-	22				22
Fair value of stock options and restricted stock granted			515				515
Fair value of restricted stock units granted			68				68
Net loss					(2,751)		(2,751)
Balance, September 30, 2020	51,219,519	$51	$88,777	$572	$(64,776)	$-	$24,624

Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)
Issuance of common stock for professional services	86,744	-	165	356			521
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	1	321				322
Issuance of common stock for conversion of convertible promissory notes	2,844,156	2	8,621	938			9,561
Issuance of common stock from the equity incentive plan	130,208	-	-				-
Issuance of common stock for cash	416,667	-	500				500
Issuance of common stock for cancellation of accounts payable				64			64
Warrants granted for debt and services			3,035				3,035
Beneficial conversion features on convertible promissory notes			801				801
Fair value of stock options and restricted stock granted			230				230
Noncontrolling interest of Oak Therapeutics, Inc.						(6)	(6)
Net loss					(10,028)		(10,028)
Balance, March 31, 2019	30,366,794	$30	$37,098	$2,004	$(39,297)	$10	$(155)
Issuance of common stock for professional services	186,249	-	502	(166)			336
Issuance of common stock for cash	208,333	1	250	1,745			1,996
Issuance of common stock from exercise of warrants	25,675	-	-	60			60
Issuance of common stock for acquisition of Chemistry Holdings, Inc.	5,700,000	6	19,032				19,038
Warrants granted			817				817
Fair value of stock options and restricted stock granted			659				659
Noncontrolling interest of Oak Therapeutics, Inc.						(10)	(10)
Net loss					(12,648)		(12,648)
Balance, June 30, 2019	36,487,051	$37	$58,358	$3,643	$(51,945)	$-	$10,093
Issuance of common stock for professional services	191,476	-	586	(221)			365
Issuance of common stock for cash	528,790	1	1,744	(1,745)			-
Issuance of common stock for conversion of convertible promissory notes	285,723	-	938	(938)			-
Issuance of common stock from exercise of warrants	66,753	-	60	(60)			-
Issuance of common stock for purchase of patents	30,000	-	43	(43)			-
Issuance of common stock for cancellation of accounts payable	34,876	-	64	(64)			-
Issuance of common stock from the equity incentive plan	324,791	-	-				-
Common stock shares to be issued for purchase of intellectual property				157			157
Common stock shares to be issued for issuance of note payable				91			91
Warrants granted			(91)				(91)
Fair value of stock options and restricted stock granted			537				537
Net income					2,204		2,204
Balance, September 30, 2019	37,949,460	$38	$62,239	$820	$(49,741)	$-	$13,356

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Net loss	$(14,144)	$(20,482)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	469	572
Stock based compensation - prepaid	342	1,083
Stock issued from equity incentive plan	22	-
Stock issued for amending convertible promissory notes	-	320
Gain from settlement of accounts payable	(26)	(15)
Gain from deconsolidation of Oak Therapeutics, Inc.	-	(81)
Change in fair value of contingent share consideration	5,658	3,866
Loss on conversion of convertible promissory notes	-	3,660
Warrant expense from convertible notes	-	2,173
Depreciation and amortization	252	420
Amortization of right of use asset	8	-
Amortization of loan discounts	17	1,255
Bad debt expenses	31	-
Recovery of bad debt expense	-	(8)
Inventory reserve for obsolescence	5	7
Deposits made for purchase of property, plant and equipment	-	(883)
Change of fair value in derivative liabilities	(88)	(471)
Fair value of vested stock options and restricted stock	1,652	1,426
Warrants granted for commission expense	-	1,178
Warrants granted for broker fee expense	-	411
Change in other assets and liabilities:
Accounts receivable	65	101
Inventory	(77)	(47)
Prepaid expenses and other assets	227	20
Other assets	-	33
Accounts payable	550	(379)
Accrued expenses	63	(670)
Finance lease liabilities	(8)	-
Contract liabilities	(140)	112
License fees	(8)	93
Cash used in operating activities	(5,130)	(6,306)
Cash flows from investing activities
Investment in company	(250)	-
Purchase of intangible assets	(11)	(47)
Proceeds from common stock issuance for acquisition of Chemistry Holdings, Inc.	-	8,487
Acquisition of property and equipment, net	(642)	(377)
Purchase of notes receivable	(550)	-
Cash provided by (used in) investing activities	(1,453)	8,063
Cash flows from financing activities
Proceeds from convertible notes payable	-	3,425
Proceeds from common stock issuance	-	2,495
Proceeds from exercise of warrants	1,417	60
Proceeds from notes payable	2,299	-
Repayment of convertible notes payable	-	(1,225)
Repayment of notes payable		(650)
Repayment of loans payable	(127)	(105)
Cash provided by financing activities	3,589	4,000
Net (decrease) increase in cash and cash equivalents	(2,994)	5,757
Cash and cash equivalents, beginning of period	4,096	501
Cash and cash equivalents, end of period	$1,102	$6,258
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3	$90
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$-	$5,902
Common stock payable for purchase of intellectual property	$-	$157
Common stock issued for settlement of accounts payable	$-	$65
Fixed assets received from the acquisition of Chemistry Holdings, Inc.	$-	$83
Patents received from the acquisition of Chemistry Holdings, Inc.	$-	$650
In-process research and development received from the acquisition of Chemistry Holdings, Inc.	$-	$14,460
Goodwill resulting from the acquisition of Chemistry Holdings, Inc.	$-	$9,178
Contingent share considerations for acquisition of Chemistry Holdings, Inc.	$-	$14,632
Liabilities assumed from the acquisition of Chemistry Holdings, Inc.	$-	$1,189
Convertible promissory note payable eliminated from the acquisition of Chemistry Holdings, Inc.	$-	$2,000
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc.	$-	$76
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc.	$-	$16
Common stock issued for settlement of earnout liabilities from the acquisition of Chemistry Holdings, Inc.	$21,701	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”) and Cure Chemistry Inc. and its recently acquired subsidiaries (collectively referred to as “CHI”) (CPHC, CURE Pharmaceutical, and CHI, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the future impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could continue to disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have had an adverse impact on global economic conditions, and may continue to have such adverse impact, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees (with such measures still currently in effect), including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2020 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic.

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the quarter there was no significant direct impact on the Company's operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2020 and 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2019 filed with the SEC on March 30, 2020.

Principle of Consolidation

The condensed financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI and its 63% majority owned subsidiary, Oak, through April 15, 2019 when the Company entered into a Termination and Release Agreement with Oak whereby the Company surrendered all of its shares of Oak and terminated any rights the Company had to acquire additional shares or interest in Oak. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2020, we had an accumulated deficit of approximately $65 million and a working capital deficit of approximately $3.0 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of September 30, 2020, the Company had approximately $1.1 million of cash on hand. As further described in Note 18, on October 30, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which it sold to the Investor a Series A subordinated convertible note, with an initial principal amount of $4,600,000  (the “Series A Note”), and a Series B senior secured convertible note, with an initial principal amount of $6,900,000 (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”), for an aggregate principal amount of $11,500,000 (the “Private Placement”).

The Series A Note was sold with an original issue discount of $600,000 and the Series B Note was sold with an original issue discount of $900,000. The Investor paid for the Series A Note issued to the Investor by delivering $4,000,000 in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6,000,000.  The Investor will be required to prepay the Investor Note in certain amounts (each a “Mandatory Prepayment”) on the first date after the effectiveness of a resale registration statement (or the availability of Rule 144 promulgated under the Securities Act of 1933, as amended) if certain other conditions are satisfied as of such date.

While the Company believes the funds available through this financing will be sufficient to meet the Company’s working capital requirements during the coming year, if the Company is unable to satisfy the conditions required to initiate the Mandatory Prepayment under the Investor Note, then it will need to obtain alternative financing.  There can be no assurance that if such alternative financing is needed that it will be available on terms acceptable to the Company or will be enough to fully sustain the Company’s operations.  If the Company is unable to raise sufficient additional funds it will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plans described in the preceding paragraph and the Company’s ability to attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2020 and December 31, 2019, the Company had $0.9 million and $3.8 million in excess of the federal insurance limit, respectively.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and the Releaf Loan shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Releaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of September 30, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of September 30, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

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

Allowances for Credit Losses

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. At September 30, 2020 management determined that an allowance of $0.01 million was necessary. At December 31, 2019, management determined that no allowance was necessary.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition”. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

To achieve the core principle of Topic 606, we perform the following steps:

•	Identify the contract(s) with customer;
•	Identify the performance obligations in the contract;
•	Determine the transactions price;
•	Allocate the transactions price to the performance obligations in the contract; and
•	Recognize revenue when (or as) we satisfy a performance obligation.

The Company derives revenues from two primary sources: products and services. Product revenue includes the shipment of products according to agreements with the Company’s customers. Services include research and development contracts for the development of OTF products utilizing the Company’s CureFilm Technology or our other proprietary technologies. The Company’s contracts with customers rarely contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company’s formulation and product development income include services for the development of OTF products utilizing our CureFilm Technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

Contract liabilities is shown separately in the consolidated balance sheets. At September 30, 2020 and December 31, 2019, we had contract liabilities of $0.3 million and $0.4 million, respectively.

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company did not record advertising costs for the three and nine month periods ended September 30, 2020. The Company recorded advertising costs of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2019, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.7 million and $2.3 million for the three and nine month periods ended September 30, 2020, respectively. The Company recorded research and development expenses of $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2019, respectively.

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

Pursuant to ASC 2018-07 (Topic 718) regarding share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

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

Derivative Liabilities

ASC 815, “Derivative and Hedging” (“ASC 820”) requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At September 30, 2020 and December 31, 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations and comprehensive loss.

Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and notes and loans payable approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying amount of the notes and convertible promissory notes approximates the estimated fair value for these instruments as management believes that such notes constitute substantially all of the Company’s debt and the interest payable on the notes approximates the Company’s incremental borrowing rate. The Company measured the liability for price adjustable warrants and embedded derivative features in the convertible notes, using the probability adjusted Black-Scholes option pricing model, which management has determined approximates values using more complex methods, using Level 3 inputs (See Note 11).

The Company measured the contingent stock consideration based on the following: (i) the Company’s closing price at the end of each quarter; (ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 61 month performance period applied to the total number of contingent shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished; and (iii) the fair value of the acquisition warrant shares based on using the Black-Scholes valuation.

The following table summarizes fair value measurements by level at September 30, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$-	$-	$-	$-
Fair value of derivative liability	$3	$-	$-	$3

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$16,043	$-	$-	$16,043
Fair value of derivative liability	$91	$-	$-	$91

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from December 31, 2019 to September 30, 2020, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of September 30, 2020, and December 31, 2019, the Company reflected a non-controlling interest of $0 and $0 respectively, in connection with our majority-owned subsidiary, Oak, as reflected in the accompanying consolidated balance sheets.

Contingencies

The Company is exposed to claims and litigation arising in the ordinary course of business and uses various methods to resolve these matters in a manner that the Company believes serves the best interest of its shareholders and other constituents. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevents it from determining such a range. Historically, adjustments to the Company’s estimates have not been material. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable liabilities. The Company does not believe that any of these identified claims or litigation will be material to its results of operations, cash flows, or financial condition.

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

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income (loss)	$(2,751)	$2,204	$(14,144)	$(20,472)
Weighted average outstanding shares of common stock	41,344,256	34,613,642	43,647,388	33,247,660
Dilutive potential common stock shares from:	-
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	228,759	-	-
Conversion of convertible notes	-	115,047	-	-
Issuance of contingent shares relating to CHI acquisition	-	8,410,875	-	-
Common stock and common stock equivalents	41,344,256	43,368,323	43,647,388	33,247,660
Income per share:
Basic net income per share	(0.07)	0.06	(0.32)	(0.62)
Diluted net income per share	(0.07)	0.05	(0.32)	(0.62)

Diluted net loss per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net loss is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Restricted stock and stock options outstanding	3,517,577	-	3,517,577	1,481,391
Warrants	6,648,446	-	6,648,446	6,648,446
Shares to be issued upon conversion of convertible notes	115,047	-	115,047	115,047
Total	10,281,070	-	10,281,070	8,244,884

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

ASU 2017 - 04

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which simplifies the test for goodwill impairment. This update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

ASU 2020-06

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivative and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments. This guidance eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This guidance is required to be adopted by us in the first quarter of 2023 and must be applied using either a modified or full retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2020 and December 31, 2019, prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaid consulting services	$43	$285
Prepaid clinical study	56	175
Prepaid insurance	26	146
Other receivables	-	-
Prepaid equipment	215	1,135
Prepaid inventory	25	5
Prepaid expenses	9	48
Other assets	43	35
Prepaid expenses and other assets	417	1,829
Current portion of prepaid expenses and other assets	(382)	(1,794)
Prepaid expenses and other assets less current portion	$35	$35

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or market. The carrying value of inventory consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$101	$78
Packaging components	62	50
Work-in-process	72	18
Finished goods	2	15
	237	161
Reserve for obsolescence	(9)	(5)
Total inventory	$228	$156

NOTE 5 - PROPERTY AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Equipment deposits	$1,304	$20
Manufacturing equipment	1,074	882
Computer and other equipment	619	616
Less accumulated depreciation	(1,032)	(877)
Property and Equipment, net	$1,965	$641

For the three and nine month periods ended September 30, 2020, depreciation expense amounted to $0.06 million and $0.16 million, respectively. Depreciation expense for the three and nine month periods ended September 30, 2019 was $0.04 million and $0.1 million, respectively.

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

On July 31,2020, the Company purchased a $0.5 million secured promissory note (the “Sera Labs Note”) issued by The Sera Labs, Inc.(“Sera Labs”), in connection with the execution of the Memorandum of Understanding summarizing the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company. The Sera Labs Note bears an interest at the rate of 9% per annum and has a maturity date of December 31, 2020.  On September 16, 2020, a Note Modification Agreement was signed, modifying the principal amount to $0.55 million with interest on $0.5 million of the principal amount accruing from and after July 31, 2020 and on $0.05 million of the principal amount from and after September 16, 2020.

Note receivable consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Coeptis Pharmaceuticals, Inc.	$200	$200
The Sera Labs, Inc.	550	-
Less: allowance for doubtful accounts	(200)	(200)
Note receivable, net	$550	$-

The Company has allowed, in full, the Coeptis Note due to the uncertainty of repayment as of the date of this report. Even though we are allowing for the full amount of this note receivable, we will exhaust all efforts to collect on this note receivable.

NOTE 7 - INTANGIBLE ASSETS

The Company incurred $0.01 and $0.05 million of legal patent costs that were capitalized during the nine months ended September 30, 2020 and 2019, respectively. The Company acquired from the CHI acquisition patents at a fair value of $0.7 million during the year ended December 31, 2019. The Company also acquired $14.5 million in Intellectual Property Research and Development and $9.2 million in goodwill from the acquisition of CHI during the year ended December 31, 2019.

Intangible Asset Summary

The following table summarizes the estimated fair values as of September 30, 2020 of the identifiable intangible assets acquired, their useful life, and method of amortization (in thousands):

	Estimated Fair Value	Remaining Estimated Useful Life (Years)	Annual Amortization Expense
Intellectual Property	$972	10.62	$31
Patents	1,290	11.99	60
In-Process research and development technology	14,460	13.33	-
Total	$16,722		$91
Less: accumulated amortization	(706)
Net intangibles	$16,016
Less: Pending patents not amortized	(14,544)
Net intangible assets subject to amortization	$1,472

Amortization expense was $0.03 million and $0.09 million for the three and nine month periods ended September 30, 2020, respectively. Amortization expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2019, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2020 (remaining)	$31
2021	121
2022	121
2023	121
2024	121
Thereafter	957
Total Amortization	$1,472

NOTE 8 – LOAN PAYABLE

Loan payable consists of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Notes to a company due September 29, 2020, including interest at 4.95% per annum; unsecured; interest due monthly	$-	$127
Current portion of loan payable	-	(127)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine month periods ended September 30, 2020 was $0 and $0.002 million, respectively. Interest expense for the three and nine month periods ended September 30, 2019 was $0 and $0.003 million, respectively.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	-
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured	399	-
Promissory note to a company due August 6, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	150
Promissory note to a company due August 12, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	-
Promissory note to a company due October 31, 2020; non-interest bearing with $100,000 original issue discount. Repaid on October 30, 2020.	1,100
Unamortized discount	(83)	-
Current portion of loan payable	$2,366	$50

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

The unforgiven portion of the PPP loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the PPP loan proceeds will meet the conditions for forgiveness of the PPP loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loans, in whole or in part.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members, for a principal amount of $150,000. The August Note is due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note automatically convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors.

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $250,000 and $500,000, respectively. The Notes are due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes automatically convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors.

On September 25, the Company issued a demand secured promissory note to Ionic Ventures, LLC (“Ionic”), dated September 25, 2020 (the “Promissory Note”), in the principal amount of $1,100,000 with the Company receiving gross proceeds of $1,000,000 and $100,000 being an original issue discount.

The Promissory Note is secured by certain assets of the Company as further set forth therein, bears no interest rate and is subject to payment on demand of Ionic after the earlier of either (a) the initial date after September 25, 2020 of any offering of securities by the Company with gross proceeds of at least $1,000,000 or (b) October 31, 2020. The outstanding principal amount and any unpaid accrued Late Charges (as defined below) may be prepaid at any time, without notice, premium or penalty. Payments will be credited first to the accrued Late Charges then due and payable and the remainder applied to the outstanding principal.

Any amount of principal or other amounts due under the Promissory Note which is not paid when due (a “Payment Default”) will result in the Company receiving a late charge (a “Late Charge”) on such amount at the rate of 15% per annum from the date such amount is due until the same is paid in full. If a Payment Default remains outstanding for a period of 48 hours, Ionic may require the Company to pay off all, or any part, of the Promissory Note (the “Payment Request”) at a price equal to 130% of the amount that Ionic has requested to be paid (the “Late Payment”). Once the Late Payment has been made by the Company, the corresponding amount in the Payment Request will no longer remain outstanding under the Promissory Note.

On October 30, 2020, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense of $1,100,000.

Interest expense for the three and nine month periods ended September 30, 2020 was $0.01 million and $0.01 million, respectively. Interest expense for the three and nine month periods ended September 30, 2019 was $0 and $0.03 million, respectively.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019

Convertible promissory notes totaling $550,000 due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due January 31, 2019 and currently in default. See Part II, Item 3 for further disclosure.	$550	$550

Unamortized discount	-	-
Current portion of convertible promissory notes	$550	$550

During the three and nine month periods ended September 30, 2020, the Company incurred $0 and $0 million, respectively, amortization of discount. During the three and nine month periods ended September 30, 2019, the Company incurred $0 and $1.1 million, respectively, amortization of discount. Interest expense for the three and nine month periods ended September 30, 2020 was $0.01 million and $0.03 million, respectively. Interest expense for the three and nine month periods ended September 30, 2019 was $0.01 and $0.1, respectively.

NOTE 11 – DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instruments, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table summarizes fair value measurements by level at September 30, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$3	$-	$-	$3

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

Significant assumptions:
Risk-free interest rate at grant date	0.28%
Expected stock price volatility	78.01%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2018 to September 30, 2020 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2018	$618
Loss on change in fair value included in earnings	(527)
Balance at December 31, 2019	91
Gain on change in fair value included in earnings	(88)
Balance at September 30, 2020	$3

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

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	-	-	-
Exercised	(708,467)	2.00	-
Forfeited/Expired	(7,309,605)	5.01	-
Outstanding, September 30, 2020	6,648,446	2.07	0.57
Exercisable at September 30, 2020	6,648,446	$2.07	0.57

Warrant summary for the period ended September 30, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	6,648,446	0.57	$2.07	6,648,446	$2.07
	6,648,446	0.57	$2.07	6,648,446	$2.07

Warrant summary for the year ended December 31, 2019:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$7.00	14,666,518	2.74	$3.70	6,648,446	$1.07
	14,666,518	2.74	$3.70	6,648,446	$1.07

The weighted-average fair value of warrants granted to during the three months ended September 30, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2020	September 30, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.28%	1.55%
Expected stock price volatility	78.01%	77.52%
Expected dividend payout	-	-
Expected option life (in years)	3	3
Expected forfeiture rate	0%	0%

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

The Company issued 90,000 Incentive Stock Options to an officer of the Company during the nine months period ended September 30, 2020. The Company did not issue any ISO’s during the nine months period ended September 30, 2019. The Company did not issue any Nonstatutory Stock Options (“NSO”), Restricted Common Stock (“RCS”) or Restricted Common Stock (“RCS”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, 30,000 NSO’s were exercised at $0.74 per share in exchange for $22,200. The Company issued 1,170,000 NSO’s to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the nine months period ended September, 30 2019. During the nine months ended September 30, 2019, no NSO’s or ISO’s were exercised. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	90,000	2.38	9.61
Exercised	(30,000)	0.74	-
Forfeited/Expired	(122,500)	2.04	-
Outstanding, September 30, 2020	3,405,150	1.86	8.03
Exercisable at September 30, 2020	2,259,442	$1.52	7.86

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61-$4.01	3,405,150	8.03	$1.86	2,259,442	$1.52
	3,405,150	8.03	$1.86	2,259,442	$1.52

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2020 was $0.02 million.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2020 and year ended December 31, 2019 amounted to $0.2 and $4.3 million, respectively. Compensation expense related to stock options was $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2020, respectively. Compensation expense related to stock options for the three and nine month periods ended September 30, 2019 was $0.4 million and $1 million, respectively.

As of September 30, 2020, the total unrecognized fair value compensation cost related to unvested stock options was $2.6 million, which is to be recognized over a remaining weighted average period of approximately 8.36 years.

The weighted-average fair value of options granted during the nine months ended September 30, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2020	September 30, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.28%	1.55%
Expected stock price volatility	78.01%	77.52%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	$2.69
Granted	150,000	1.60
Vested	(119,659)	2.16
Forfeited/Expired	-	-
Non-vested, September 30, 2020	112,427	$1.77

Compensation expense related to restricted stock was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2020, respectively. Compensation expense related to restricted shares for the three and nine month periods ended September 30, 2019 was $0.1 million and $0.4 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	$3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, September 30, 2020	431,578	$1.33

Compensation expense related to restricted stock units was $0.1 and $0.2 million for the three and nine month periods ended September 30, 2020, respectively. Compensation expense related to restricted stock units for the three and nine month periods ended September 30, 2019 was $0 and $0 million, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized.

As of September 30, 2020 and December 31, 2019, there were 51,219,519 and 38,001,543 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

From January 1, 2020 to September 30, 2020, the Company issued 281,250 common stock shares, at prices per share ranging from $1.40 to $3.93 in consideration for certain consulting services. The total value of these issuances was $0.7 million.

On June 5, 2020, the Company issued 12,058,623 shares of its common stock, at a price per share equal to $1.82, in connection with the Release, Waiver, and Amendment Agreement entered into with CHI. The total value of these issuances was $21.9 million.

On June 5, 2020, the Company issued 708,467 common stock shares, at a price of $2.00 per share, from the exercise of certain warrants. Total value of these issuances was $1.4 million.

On July 16, 2020, the Company issued 30,000 common stock shares, at a price per share of $0.74, in connection with the exercise of a NSO. The total value of this issuance was $22,200.

Common Stock Issuable

In 2018, convertible promissory notes and accrued interests totaling $0.3 million was converted into 297,288 shares of common stock of the Company at a price of $0.89 per share. As of the filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.3 million.

NOTE 15 – BUSINESS COMBINATION

CHI Acquisition

On May 14, 2019, the Company acquired all of the issued and outstanding stock of CHI for shares of the Company’s common stock (the “CHI Merger”). The maximum number of shares of common stock to be issued, including escrowed shares and shares issuable pursuant to a variety of earn-out provisions and warrants, is 32,072,283 shares. The shares are allocated as follows: (i) 5,700,000 shares of common stock as upfront consideration issued at the closing of the transaction (the “Closing Date”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones; (iii) up to 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations; (iv) up to 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals; and (v) up to 8,018,071 shares issuable upon exercise of warrants (“Acquisition Warrant Shares”) that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the Closing Date. In exchange for the assets and liabilities acquired, the Company received an investment of $2 million from Chemistry Holdings pursuant to a convertible note. Such convertible note, on the Closing Date, became an intercompany payable and was cancelled.

As previously disclosed, the maximum number of shares of common stock that could be issued to the holders in connection with the CHI Merger, including escrowed shares and shares issuable pursuant to earn-out provisions and warrants, was 32,072,283 shares allocated as follows: (i) 5,700,000 shares of common stock that were issued as upfront consideration at the closing of the CHI Merger; (ii) 7,128,913 shares held in escrow, subject to indemnification and clawback rights that were subject to lapse upon the achievement of certain milestones; (iii) 3,207,228 shares that could be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations; (iv) 8,018,071 shares that could be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals; and (v) 8,018,071 shares issuable upon exercise of warrants that were to become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the closing of the CHI Merger at an exercise price of $5.01 per share, exercisable, to the extent vested, for five years from the closing of the CHI Merger.

On June 5, 2020 (the “Release Effective Date”), the Company and CHI, entered into a Release, Waiver, and Amendment (the “Agreement”) and a related Warrant Amendment Agreement (“Warrant Amendment”), in order to make a full resolution of the shares issuable pursuant to the CHI Merger. The Agreement provided as follows: (a) all 7,128,913 shares held in escrow were released to the Holders as of the Release Effective Date, of which 140,828 shares were returned to the Company for cancellation in consideration for the Company committing to pay certain outstanding liabilities, (b) of the 11,225,299 total shares issuable pursuant to the earn-out provisions in the CHI Merger Agreement, 5,612,654 shares were issued to the Holders as of the Release Effective Date (310,821 of which were assigned back to the Company as of the Release Effective Date) and the obligation of the Company to issue any further earn-out shares was terminated, and (c) certain Holders exercised warrants issued in the CHI Merger to purchase 708,467 shares of Common Stock on the Release Effective Date at a price of $2.00 per share (which reflects a reduced exercise price as a result of the Warrant Amendment) for gross proceeds to the Company of approximately $1.4 million and the remaining warrants to purchase 7,309,605 shares of Common Stock issued in the CHI Merger expired on the Release Effective Date as a result of an amendment of such warrants effected pursuant to the Warrant Amendment.

As previously disclosed, the Company undertook to issue warrants to purchase an additional 4,143,706 shares of common stock to certain affiliates of CHI in consideration for consulting and advisory services to be provided following the closing of the CHI Merger (the “Service Warrants”). Pursuant to the Agreement, the undertaking by the Company to issue the Service Warrants was terminated as of the Release Effective Date.

CHI has developed a novel chewable delivery system, nanoemulsions, microemulsions, microcapsules and taste masking solutions. These technologies complement and expand the CUREfilm platform to enable the delivery of a wider range of active ingredients at higher doses. The combined technologies create a versatile platform for both immediate and controlled-release drug delivery.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the CHI Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. On June 5, 2020 the company entered into a settlement with CHI in order to settle the total amount of shares to be issued upon in relation to the contingent consideration. As part of the settlement the Company agreed to issue 12,058,623 common stock shares in order to settle the contingent consideration in full. Below is the change of Contingent Share consideration for the nine months ended September 30, 2020:

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2019	$16,043
Net change in fair value during the nine months ended September 30, 2020	(16,043)
Fair Value at September 30, 2020	$-

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

The following table presents pro forma sales, net income attributable to Cure Pharmaceuticals Holding, Inc., and net income attributable to CURE per common share data assuming CHI was acquired at the beginning of the 2018 fiscal year (in thousands, except per share data):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Net revenues	$108	182
Net loss	(14,591)	(24,739)

Net loss attributable to Cure per common share, basic	$(0.36)	(0.67)
Net loss attributable to Cure per common share, diluted	$(0.36)	(0.67)

Sera Labs Acquisition

On July 27, 2020, the Company entered into a non-binding memorandum of understanding (the “Memorandum of Understanding”) with The Sera Labs, Inc., a Delaware corporation (“Sera Labs”), which summarizes the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company (the “Proposed Acquisition”).

In connection with the execution of the Memorandum of Understanding, the Company loaned Sera Labs $500,000 in exchange for the issuance of a secured promissory note (the “Promissory Note”), with the right to take a future advance of an additional $1,000,000 if the Proposed Acquisition did not close by September 1, 2020. The Promissory Note is secured by certain assets of Sera Labs as further set forth therein. The Promissory Note bears an interest rate of 9% per annum and has a maturity date of December 31, 2020. The outstanding principal amount and any unpaid accrued interest may be prepaid at any time, provided that Sera Labs gives written notice to the Company at least 15 days in advance of the prepayment.

The Company closed the acquisition of Sera Labs on October 2, 2020 (See Note 18).

NOTE 16 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

On September 4, 2018, Cure Pharmaceutical entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation (“Canopy”), a company that engages in the production and sale of medical cannabis. Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of Cure Pharmaceutical’s intellectual property rights, including Cure Pharmaceutical’s patented, multi-layer oral thin film (OTF), CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids and the Cure Pharmaceutical’s trademarks in markets around the world where it is legal for Canopy to sell such products, excluding Asia. Cure Pharmaceutical will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications.

On November 7, 2019, the Company and Canopy entered into an Amendment Agreement (“Amendment”) to allow the Company to sell cannabinoid CUREfilm products to third parties internationally, excluding Canada, from November 7, 2019 until December 31, 2020. However, Cure Pharmaceutical may not sell any cannabinoid CUREfilm products that are specifically developed for Canopy, as identified in the Development Agreement between the Company and Canopy, dated June 17, 2019.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement (see Note 18).

During the three and nine months ended September 30, 2020, the Company recognized $0 and $0.5 million, respectively, of revenue relating to work completed regarding the transfer of technology fee as discussed in the License Agreement with Canopy.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement (see Note 18).

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

Total rent expense for the three and nine month periods ended September 30, 2020 was $0.07 and $0.2 million, respectively. Total rent expense for the three and nine month periods ended September 30, 2019 was $0.06 million and $0.2 million, respectively.

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay annual payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The Company will make payments of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. As of September 30, 2020, the current portion and long-term portion of the finance capital lease liability is $0.01 million and $0.04 million, respectively. For the year ended December 31, 2019 the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.05 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of September 30, 2020 are as follows (in thousands):

2020 (remaining)	$2
2021	14
2022	14
2023	14
2024	9
Thereafter	-
Total	$53

NOTE 18 – SUBSEQUENT EVENTS

On October 2, 2020, the Company completed its acquisition of The Sera Labs, Inc., a Delaware corporation (“Sera Labs”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative (“Ms. Duitch”; collectively with the Company, Sera Labs and Merger Sub, the “Parties”). The Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly owned subsidiary of the Company (the “Merger”).

All issued and outstanding shares of the capital stock of Sera Labs were converted into the right to receive, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash (the “Upfront Payment”) and (ii) up to 6,909,091 shares of the Company’s common stock. On October 1, 2020, the Parties entered into a Waiver of Closing Condition, pursuant to which the Company’s obligation to pay the Upfront Payment at the Effective Time was extended to October 13, 2020.

Pursuant to the Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as set forth in the Merger Agreement. Subsequent to the Effective Time and for a period of two years, the Company agreed to make available to Sera Labs $4.0 million for working capital, less the outstanding amount of the Secured Promissory Note.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy Growth Corporation (“Canopy”) for Canopy’s failure to perform under the License Agreement, dated September 4, 2018, between the Company and Canopy (the “License Agreement”). Under the terms of the License Agreement, Canopy had a license to certain intellectual property rights, including the Company’s patented, multi-layer oral thin film (OTF), CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Due to Canopy’s breach of the License Agreement, the Company is seeking damages in excess of $1,000,000.

In connection with the Merger with Sera Labs, on October 23, 2020, the Board of Directors of the Company (the “Board”) appointed Nancy Duitch as a new member of the Board pursuant to the Merger Agreement. In connection with the execution and delivery of the Merger Agreement, the Company, among other things, agreed to appoint Ms. Duitch to the Board following the closing of the Merger. As a condition to closing the Merger, the Company entered into an employment agreement (the “Employment Agreement”) with Ms. Duitch as Chief Strategy Officer-Wellness of the Company, and as Chief Executive Officer of Sera Labs. Under the Employment Agreement, Ms. Duitch shall receive a base salary at a rate of $250,000 per annum. In addition, Ms. Duitch shall be eligible to participate in any and all employee and health benefit plans.

On October 30, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of two new series of convertible notes with an aggregate principal amount of $11,500,000.  Concurrently the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4,600,000 and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6,900,000 in a private placement (the “Private Placement”).

The Series A Note was sold with an original issue discount of $600,000 and the Series B Note was sold with an original issue discount of $900,000. The Investor paid for the Series A Note to be issued to the Investor by delivering $4,000,000 in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6,000,000. The Company will receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. In certain circumstances, the Investor Note may be automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount.

Axiom Capital Management, Inc. (“Axiom”) was engaged as the sole placement agent for the offering of the Convertible Notes. Axiom received a placement agent fee of $306,000 at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note (defined below), the Company’s estimated net cash proceeds at the closing were approximately $2,340,000. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be another $480,000, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8,850,000. In addition, Axiom received a warrant (the “Warrant”) exercisable for 2 years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, Axiom is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under "Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

Promptly after the consummation of the sale of the Convertible Notes, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense on the Senior Promissory Note issued on September 25, 2020 to the Investor (the “September Note”). The cash payment to the Investor to satisfy the September Note was in the amount $1,100,000.

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

We sell multiple commercial wellness products under our distribution partners’ brands. We are developing a 40,000IU, once per week, Vitamin D3 ODF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

•

CUREfilm Blue: A 25mg and 50 mg sildenafil ODF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (the “FDA”), confirming a 505(b)(2) regulatory path.

•	CUREfilm D: We are developing a 40,000IU, once per week, Vitamin D3 CUREfilm ODF for oral administration.

•	CUREfilm Canna: We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

Impact of COVID-19

The COVID-19 global pandemic has resulted and is likely to continue to result in significant economic disruption throughout the globe. The outbreak has quickly grown from one Chinese province to a worldwide pandemic affecting the markets we serve in North America. Although the ultimate impact of COVID-19 on our business is unknown, during the first, second and third quarters of 2020, our financial results and operations were not significantly impacted by the COVID-19 pandemic. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward, will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of new information concerning the severity of the outbreak and the international actions taken to contain and treat it.

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

Our expanded oral formulation and delivery platform, CUREform combines the right formulation with the right dosage form. In addition to novel chewable dosage forms, the acquisition gives us advanced encapsulation capabilities that serve to:

•	Protect molecules from degradation during the manufacturing process and throughout shelf life

•	Protect molecules from degradation in the body (e.g. stomach acids); and

•	Increase a drug’s bioavailability and optimize its release kinetics through:

•	Increased solubility in water and therefore bodily fluids

•	Enhanced permeability and retention in target tissue

CUREfilm Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and ODF, having launched the first therapeutic ODF product, Chloraseptic relief strips in 2003. ODF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or more traditionally via the GI tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure and can offer a rapid onset of action. As an oral ODF, active ingredients can be either pre-solubilized within the matrix or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of ODF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

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

Intellectual Property

The competitive advantages of the CUREfilm platform and products over other ODF technology and products are protected by issued patents and pending patent applications, as well as trade secrets such as proprietary equipment design and manufacturing processes, which allow us to produce CUREfilm products at commercial scale in a cGMP environment. We will be able to protect our technology and products from unauthorized use by third parties only to the extent it is covered by valid and enforceable claims of our issued patents, or is effectively maintained as trade secrets. Patents and other proprietary rights are thus an essential element of our business.

Our success will depend in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We own or have exclusive rights to fourteen (14) issued U.S. patents and nineteen (19) pending applications in the United States, one (1) issued patent in China and one (1) pending application in China. These patents and applications relate, among others, to:

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

We have five (5) registered trade and logomarks, and no pending trademark registration for which the opposition periods have expired without any opposition being filed.

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

RESULTS OF OPERATIONS

Revenues for the Three Months and Nine Ended September 30, 2020 and 2019

Revenues for the three and nine months ended September 30, 2020 was $0.2 million and $0.7 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2019. The increase was principally due to the Company seeing an increase in orders of our Sleep Strips and new orders of hemp extract OTF during the three and nine months ended September 30, 2020 compared to the same period in 2019. In addition, the Company maintained relatively the same amount of research and development income during the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Cost of Goods Sold

Cost of goods sold was $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2020 compared to $0.02 million in both the three and nine months ended September 30, 2019. The increase was primarily due to the Company generating substantially more revenue of our Sleep Strips and new orders of hemp extract OTF during the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Research and Development Expenses

For the three and nine months ended September 30, 2020, research and development expenses increased to $0.7 million and $2.3 million, respectively, compared to the three and nine months ended September 30, 2019 of $0.5 million and $1.6 million, respectively. The increase in research and development expenses is mainly due to the Company’s continuous development of our CUREfilm Blue. We have engaged a third party contractor to assist in the development in our CUREfilm Blue that will take us into our pre-clinical trials. In addition, we initiated several clinical tests at the end of 2019 that has carried into the three and nine months ended September 30, 2020. Finally, the Company has continued the development of CUREfilm D, CUREfilm Canna and various other OTF and other delivery forms during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Selling, General and Administrative Expenses

Our expenses for the three and nine months ended September 30, 2020 are summarized as follows in comparison to our expenses for the three and nine months ended September 30, 2019 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Consulting	$126	$578	$728	$3,055
Salaries and wages	280	264	804	758
Selling, general and administrative	452	504	1,859	1,198
Professional services and investor relations	634	334	1,668	1,156
Noncash compensation	583	537	1,652	1,426
Total selling, general & administration expenses	$2,075	$2,217	$6,711	$7,593

Consulting

Consulting expense decreased by $0.5 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This was due to the Company decreasing the number of consultants used during the three and nine months ended September 30, 2020 compared to the same period in 2019. In addition, a majority of the expenses during the three and nine months period ended September 30, 2019 related to noncash consulting services whereby the Company issued common stock shares in exchange for services performed over a period of time. The Company also recorded the fair market value of warrants vested during this period in 2019 for services performed. The Company did not issue as many common stock shares in exchange for services and did not issue any warrants in exchange for services during the three and nine months period ended September 30, 2020.

Salaries and wages

Salaries and wages expense slightly increased by approximately $0.02 million and $0.05 million during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This was due to an increase in one officer’s salary as well as a slight increase in the number of employees during the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Selling, General and Administrative

Selling, general and administrative expense slightly decreased by approximately $0.05 million and increased by $0.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This was due to the following factors: (i) increase in our director and officer insurance as the Company increased coverage by getting an excess director and officer policy, (ii) increase in our sales and marketing efforts to promote the technology and Company and (iii) increase in board of director compensation in the nine months ended September 30, 2020 compared to the same period in 2019.

Professional Services and Investor Relations

Professional Services and investor relations expenses increased by approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This was due to the Company increasing our investor relations efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the nine months ended September 30, 2020 compared to the same period in 2019 as to assist the Company in public filings, strategic planning and advisory for potential business acquisitions, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.05 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This is primarily due to stock options, restricted stock awards and restricted stock units issued during 2019, resulted in more vested awards during the nine months period ended September 30, 2020 compared to the same period in 2019.

Change in Fair Value Contingent Stock Consideration

The Company recognized $0 and $5.7 million of expense attributed to a change in fair value stock consideration for the three and nine months ended September 30, 2020, respectively, compared to a decrease of $4.7 million and an increase of $3.9 million during the three and nine months ended September 30, 2019, respectively. This was due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019. On June 5, 2020, the Company and CHI entered into a settlement arrangement in order to settle the contingent shares in full. As a result of these factors, the fair value of the contingent shares decreased from $16.0 million as of December 31, 2019 to none as of September 30, 2020.

Other Income/ (Expense)

Other income/(expense) decreased by approximately $0.1 million and increased by $7.9 million during the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. This was primarily due to (i) a reduction of $4 million in interest expense associated with our debt and (ii) a loss on conversion of convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance during the nine months period ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020 and December 31, 2019

Working Capital Deficit (in thousands)

	September 30, 2020	December 31, 2019
Current assets	$2,308	$6,188
Current liabilities	(5,317)	(11,836)
Working capital (deficiency)	$(3,009)	$(5,648)

Working capital deficit as of September 30, 2020 was approximately $3 million, as compared to a working capital deficit of approximately $5.6 million as of December 31, 2019. As of September 30, 2020, current assets were approximately $2.3 million, primarily attributable to (i) a decrease in cash of approximately $3 million primarily used to fund operations and (ii) an increase in note receivables of approximately $0.6 million. As of December 31, 2019, current assets were approximately $6.2 million, attributable to (i) an increase in cash of approximately $3.6 million primarily due to the CHI acquisition and (ii) an increase in prepaid expenses of approximately $0.9 million primarily due to deposits made on equipment to be delivered subsequent to the year ended December 31, 2019.

As of September 30, 2020, current liabilities were approximately $5.3 million, comprised primarily of (i) approximately $2.9 million in notes and convertible notes payable, (ii) approximately $1.8 million in accounts payable, (iii) approximately $0.3 million in contract liabilities, and (iv) approximately $0.3 million in accrued expenses. Comparatively, as of December 31, 2019, current liabilities were approximately $11.8 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0.09 million in derivative liability, (iii) $9.1 million in contingent consideration, (iv) approximately $1.2 million in accounts payable; (v) approximately $0.5 million in contract liabilities and (vi) approximately $0.2 million in accrued expenses.

Net Cash (in thousands)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
(in thousands)
Net cash used in operating activities	$(5,130)	$(6,306)
Net cash provided by (used in) investing activities	(1,453)	8,063
Net cash provided by financing activities	3,589	4,000
Increase (decrease) in cash	$(2,994)	$5,757

Net cash used in Operating Activities

Net cash used in operating activities was approximately $5.1 million during the nine months ended September 30, 2020. This was primarily due to the net loss of approximately $14.1 million, partially offset by (i) the change in fair value of contingent share consideration of $5.7 million and (ii) stock based compensation of approximately $0.7 million, (iii) depreciation and amortization of approximately $0.3 million and (iv) the fair value of vested stock options and restricted stock of approximately $1.7 million.

Comparatively, net cash used in operating activities was approximately $6.3 million during the nine months ended September 30, 2019. This was primarily due to the net loss of approximately $20.5 million, partially offset by (i) the amortization of the debt discount of approximately $1.3 million, (ii) stock based compensation of approximately $1.7 million, (iii) the fair value of stock issued for amending convertible notes of approximately $0.3 million, (iv) the fair value of vested stock options and restricted stock of approximately $1.4 million (v) fair value of warrant granted for commission expense of approximately $1.2 million, (vi) loss on conversion of convertible promissory notes of approximately $3.7 million, (vii) warrant expense from convertible promissory notes of approximately $2.2 million, (viii) the fair value of warrant granted for broker fee expense of approximately $0.4 million, (ix) depreciation and amortization of approximately $0.4 million, (x) change in derivative liability of approximately $0.5 million and (xi) deposits made for purchase of property plant and equipment of approximately $0.9 million and (xii) change in fair value of contingent share considerations of approximately $3.9 million

Net cash provided by (used in) Investing Activities

Net cash used in investing activities of approximately $1.5 million during the nine months ended September 30, 2020 was due to (i) the investment in Relief Europe of $0.3 million, (ii) the purchase of an intangible asset for approximately $0.01 million, (iii) the purchase of property and equipment for approximately $0.7 million and (iv) purchase of notes receivable of approximately $0.6 million. Comparatively, net cash provided by investing activities of $.8.1 million during the nine months ended September 30, 2019 was due to (i) the purchase of an intangible asset for approximately $0.04 million, (ii) approximately $8.5 million from the acquisition of CHI and (iii) the purchase of property and equipment for approximately $0.4 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $3.6 million during the nine months ended September 30, 2020 was due to (i) proceeds from the exercise of warrants of approximately $1.4 million, (ii) proceeds from notes payable of approximately of $2.3 million and (iii) repayment of loan payable of approximately $0.1 million. Correspondingly, net cash provided by financing activities of approximately $4 million during the nine months ended September 30, 2019 was primarily due to the approximately (i) $3.4 million received from the issuances of new convertible notes payable, (ii) approximately $2.5 million in proceeds from issuances of common stock and (iii) approximately $0.06 million in proceeds from exercise of warrants and was offset by approximately $2 million in repayments of convertible promissory notes, notes payable and loans payable.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the nine months ended September 30, 2020 and 2019.

Going Concern

For the year ended December 31, 2019, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

The Company has an accumulated deficit balance as of September 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. The Company is continually analyzing its current costs and is attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout the remainder of 2020.

Historically, the Company has had operating losses and negative cash flows from operations which cast significant doubt upon the Company’s ability to continue as a going concern. As such, the Company has needed to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. On October 30, 2020 the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of two new series of convertible notes with an aggregate principal amount of $11,500,000 under which it consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4,600,000 and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6,900,000 in a private placement (the “Private Placement”).

The Series A Note was sold with an original issue discount of $600,000 and the Series B Note was sold with an original issue discount of $900,000. The Investor paid for the Series A Note issued to the Investor by delivering $4,000,000 in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the "Investor Note”) with an initial principal amount of $6,000,000.  The Investor will be required to prepay the Investor Note in certain amounts (each a "Mandatory Prepayment”) on the first date after the effectiveness of a resale registration statement (or the availability of Rule 144 promulgated under the Securities Act of 1933, as amended) if certain other conditions are satisfied as of such date.

While we believe the funds available through this financing will be sufficient to meet the Company’s working capital requirements through 2020 and into the coming year, if we are unable to satisfy the conditions required to initiate Mandatory Prepayment under the Investor Note then we would need to obtain alternative financing.  There can be no assurance that if such alternative financing is needed that it will be available on terms acceptable to us or will be enough to fully sustain operations.  If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

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

During the nine months ended September 30, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the first quarter of fiscal year 2020, the Company hired a consultant with expertise in functional areas of finance and accounting and during the third quarter of fiscal year 2020, a new Controller with over 12 years of finance and accounting experience. We believe the above additions will improve the Company’s material weakness of a lack of separation of duties as well as add to the overall oversight of internal controls. While we believe these additions will address the Company’s lack of separation of duties, due to the timing of the events, we were not able to mitigate the material weakness for the nine months ended September 30, 2020.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2020, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as disclosed below, we currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. Regardless of the outcome, any litigation could have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy Growth Corporation (“Canopy”) for Canopy’s failure to perform under the License Agreement, dated September 4, 2018, between the Company and Canopy (the “License Agreement”). Under the terms of the License Agreement, Canopy had a license to certain intellectual property rights, including the Company’s patented, multi-layer oral thin film (OTF), CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Due to Canopy’s breach of the License Agreement, the Company is seeking damages in excess of $1,000,000.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business. For a detailed discussion of the risks that affect our business, please refer to Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 30, 2020. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, except as follows:

We have a multi-year license agreement with Canopy for the development and commercialization of our multi-layer oral thin film, CUREfilm technology in cannabis related products. The Company has filed for arbitration with Canopy for breach of contract, which may negatively impact the Company’s financial condition and results of operations.

On September 4, 2018, we entered into a multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation (“Canopy”), a company that engages in the production and sale of cannabis products. Under the terms of the License Agreement, Canopy had a license to certain intellectual property rights, including the Company’s patented, multi-layer oral thin film (OTF), CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Due to Canopy’s breach of the License Agreement, the Company is seeking damages in excess of $1,000,000.

We cannot assure you that our dispute with Canopy will be resolved when the arbitration is concluded. Canopy may also have economic or business interests or goals that are inconsistent with ours which could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2020 to September 30, 2020, the Company issued 281,250 common stock shares at prices per share ranging from $1.40 to $3.93 in consideration for consulting services. Total value of these issuances was $0.7 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2020, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2020, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1*

Agreement and Plan of Merger, dated September 23, 2020, by and between CURE Pharmaceutical Holding Corp., The Sera Labs, Inc. and the other parties thereto. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2020).

4.1	Amendment to Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020).
10.1	Release, Waiver and Amendment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2020).
10.2*	Security Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.3*	Series A Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.4*	Series B Convertible Note (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.5*	Note Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.6*	Secured Promissory Note (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.7	Master Netting Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
10.9	Leak-Out Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	2002 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 13, 2020	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
November 13, 2020

/s/ Michael Redard
Michael Redard
Chief Financial Officer
November 13, 2020

