Form 10-K
period 2020-12-31
Cure Pharmaceutical Holding Corp.
filed 2021-03-31
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-204857

CURE PHARMACEUTICAL HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	37-1765151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1620 Beacon Place, Oxnard, California 93033

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 824-0410

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:
Common stock, par value $0.001

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $62,767,794, as computed by reference to the closing price of such common stock on the OTC Markets on such date.

There were 59,517,936 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2021. The registrant’s common stock is listed on the OTC Markets under the stock symbol “CURR.”

DOCUMENTS INCORPORATED BY REFERENCE

None.

CURE PHARMACEUTICAL HOLDING CORP.

2020 FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated or the context requires otherwise, as used in this Annual Report on Form 10-K, the words “we,” “us,” “our,” the “Company” “our Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

This Annual Report on Form 10-K includes our trademarks and trade names, including, without limitation, CureFilm™ Technology, which is our property and is protected under applicable intellectual property laws. This Annual Report on Form 10-K also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

ITEM 1. BUSINESS

Overview

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (CPHC, CURE Pharmaceutical, CHI and Sera Labs, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral thin film (“OTF”) , and encapsulation systems (“microCURE”) compatible with OTFOTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We sell multiple commercial wellness products under our distribution partners’ brands. We also develop 50,000IU and Vitamin D3 OTF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

CUREfilm Blue

A 25mg and 50mg sildenafil OTF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (the “FDA”), confirming a 505(b)(2) regulatory path.

CUREfilm Canna

We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

CUREfilm Anti-Viral

We are developing an orally bio-available anti-viral of an existing therapeutic leveraging existing pre-clinical/clinical safety and toxicity data.

CUREfilm Central Nervous System (CNS)

In the area of CNS indications, we are developing a novel dosage form of a difficult to treat disease states utilizing our proprietary CUREfilm dosage form. These could include but are not limited to mental health disorders such as depression, PTSD, addiction disorders, obsessive compulsive disorder, and anxiety.

Background

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name from Makkanotti Group Corp to CURE Pharmaceutical Holding Corp. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative. The Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly owned subsidiary of the Company (the “Merger”).

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2020 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

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

Our Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model in the following categories:

Pharmaceuticals

We partner with companies that are responsible for marketing and distribution of the products we develop and manufacture. On a case-by-case basis, we may be responsible for clinical development and regulatory approval with the FDA and/or other regulatory bodies. Deal terms may include upfront licensing fees, development costs, milestone payments, royalties and exclusive manufacturing rights. Within this category, we are pursuing products with 505(b)(2) approval pathways such as our Sildenafil OTF – CUREfilm Blue. While we currently manufacture nutraceutical products in our state-of-the-art cGMP oral dissolving film manufacturing facility, we are undertaking steps to manufacture pharmaceutical products for commercial use.

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

Our recently acquired wholly-owned subsidiary, Sera Labs, is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. Its more than 20 products are sold under the brand names Seratopical™, SeraLabs™, and Gordon’s Herbals™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

In December 2020, Nicole Kidman became the Global Brand Ambassador and Strategic Partner for Seratopical Skincare. In addition to being the face of the brand, Nicole Kidman will play an integral role in the strategic direction of product development and messaging. This partnership will allow for women of all skin tones and types to look and feel their best by using Sera Labs’ industry best ingredients.

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

CUREfilmTM Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and OTF, having launched the first therapeutic OTF product, Chloraseptic® relief strips in 2003. OTF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or more traditionally via the GI tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure and can offer a rapid onset of action. As an oral OTF, active ingredients can be either pre-solubilized within the matrix or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of OTF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

OTFs have significant advantages compared to other dosage forms (e.g., tablets and capsules), including:

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

Patient Experience and Medication Adherence

•

Difficulty swallowing tablets and capsules can be a problem for many individuals and can lead to a variety of adverse events and patient noncompliance with treatment regimens. It is estimated that over 16 million people in the United States have some difficulty swallowing, also known as dysphagia. Studies in adults evaluating the effect of tablet and capsule size on ease of swallowing suggest that increases in size are associated with increases in patient complaints related to swallowing difficulties at tablet sizes greater than approximately 8 mm in diameter. OTFs can readily be taken without the need to swallow or use of water or other beverages.

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

•	OTFs are flexible with a pleasant mouth feel unlike oral dissolvable tablets which are brittle.

Manufacturing and logistics

•

The pouches or sachets offer larger printable 2D areas which traditional drug product formats do not. This allows the manufacturer to adapt to rapidly evolving labeling and regulatory requirements for information and anti-counterfeiting, such as product serialization.

•	The manufacturing process has a low carbon foot print, with lower use of water for component preparation and sterilization as compared with other dosage forms.
•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.
•	Tensile strength and plasticity of OTF allow for handling single, individual dose units without damage to the dosage form.
•	Multiple SKUs can be produced by simply modifying the length of the OTF.
•	Enables anti-counterfeit management and dose management.
•	Adaptable for use with dispensing devices for pharmacy preparation or self-administration.
•	Can be easily and conveniently handled, stored, and transported at room temperature.

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

We have five (5) registered trade and logomarks, and one pending trademark registration for which the opposition periods have expired without any opposition being filed.

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

Recent Developments

On December 10, 2020, the Company announced the partnership between our wholly-owned subsidiary, Sera Labs, and Oscar, Golden Globe and Emmy Award-winning Nicole Kidman as the brand's first-ever strategic business partner and global brand ambassador for Sera Labs topical products. In addition to being the face of the brand, Kidman will play an integral role in the strategic direction of product development and messaging.

On January 5, 2021, the Company that the U.S. Food and Drug Administration (“FDA”) has approved an Investigational New Drug (“IND”) application for its product CUREfilm Blue™, an oral soluble film of sildenafil citrate (the active ingredient present in Viagra®) for the treatment of erectile dysfunction (“ED”). The Company is seeking approval of this product via the 505(b)(2) regulatory pathway to expedite the U.S. approval process. Viagra® is a registered trademark of Pfizer, Inc.

On February 23, 2021, the Company announced the start of its initial Pharmacokinetics (PK)/bioequivalence studies in support of a previously approved IND application with the FDA. This application has been initiated via the 505(b)(2) drug approval pathway, and is in continuation of FDA-provided feedback in support of the Company’s clinical development plans for its CUREfilm Blue™, an oral soluble film of sildenafil citrate (the active ingredient present in Viagra®) for the treatment of ED.

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

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to the Sera Labs Merger Agreement, by and among the Company, Sera Labs Merger Sub, a Delaware corporation and a wholly owned subsidiary of the Company, Sera Labs and Mrs. Duitch, in her capacity as the security holder’s representative regarding the Sera Labs Merger.

All issued and outstanding shares of the capital stock of Sera Labs were converted into the right to receive, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash (the “Upfront Payment”) and (ii) up to 6,909,091 shares of the Company’s common stock. On October 1, 2020, the Parties entered into a Waiver of Closing Condition, pursuant to which the Company’s obligation to pay the Upfront Payment at the Effective Time was extended to October 13, 2020. The Company has paid $0.3 million of the Upfront Payment with the remaining balance of $0.7 million, plus $0.1 million of shareholder loans made to Sera Labs prior to closing of the Merger, were converted into a promissory note due to the Duitch Living Trust (“Duitch Promissory Note”).The Duitch Promissory Note bears interest at 8% per annum with a maturity date of June 30, 2021.

Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as set forth in the Sera Labs Merger Agreement. Subsequent to the Effective Time and for a period of two years, the Company agreed to make available to Sera Labs $4.0 million for working capital, less the outstanding amount of the Secured Promissory Note.

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

Human Capital Resources

As of December 31, 2020, we had 31 employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards, and strive to recruit a diverse talent pool across all levels of the organization. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. In vitro testing and characterization of our product candidates may not be predictive of the clinical results. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase I, Phase II, Phase III or other clinical studies such as bio equivalency studies conducted with our partners, will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

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

The report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

We compete with other companies within the drug delivery industry may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing OTF products. Some of these competitors, such as IntelGenx are also pursuing cannabinoid formulations. Biotechnology companies such as Lonza have entered the cannabinoid formulation market.

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

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, the FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. The Agency announced that it will issue a similar plan intended to promote competition to prescription biologics from biosimilars later this year.

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

On September 4, 2018, we entered into a multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation (“Canopy”), a company that engages in the production and sale of cannabis products. Under the terms of the License Agreement, Canopy had a license to certain intellectual property rights, including the Company’s patented, multi-layer OTF, CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Due to Canopy’s breach of the License Agreement, the Company is seeking damages in excess of $1,000,000.

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

As of December 31, 2020, our cash and cash equivalents were approximately $1.7 million, a working capital deficit of approximately $10.6 million and an accumulated deficit of approximately $81.3 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations. Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Since our inception we have been operating as a specialty pharmaceutical company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $10.6 million in 2018, approximately $21.4 million in 2019 and approximately $30.6 million in 2020. As of December 31, 2019 and 2020, we had an accumulated deficit of approximately $50.6 million and approximately $81.3 million, respectively.

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

In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. For example, the Company is monitoring the impact of the recent global outbreak of COVID-19, which was first detected in China in2019 and subsequently declared a global pandemic by the World Health Organization in March 2020. COVID-19 has already caused a significant disruption to global financial markets and supply chains. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While the Company currently expects this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets continue to deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

The market price of our common stock is volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to execute our business plan;

•	changes in our industry;

•	competitive pricing pressures and other competitive developments;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel and management;

•	sales of our common stock in financing transactions;

•	operating results that fall below expectations;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

•

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	the development and sustainability of an active trading market for our common stock; and

•	any future sales of our common stock by our officers, directors and significant stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consist of approximately 25,000 square feet and we are currently on a month-to-month lease. Rent expense was approximately $0.3 and $0.3 million for the years ended December 31, 2020 and 2019, respectively. The office of Sera Labs is located at 5805 Sepulveda Blvd #801, Sherman Oaks, CA 91411. The office consists of 3,822 square feet and has 37 months remaining on a 60-month lease. Rent expense for Sera Lab’s office was approximately $0.030 million for the three months ended December 31, 2020.

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

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy Growth Corporation (“Canopy”) for Canopy’s failure to perform under the License Agreement, dated September 4, 2018, between the Company and Canopy (the “License Agreement”). Under the terms of the License Agreement, Canopy had a license to certain intellectual property rights, including the Company’s patented, multi-layer OTF, CUREfilm technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Due to Canopy’s breach of the License Agreement, the Company is seeking damages in excess of $1,000,000.

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

Holders of Record

At March 26, 2021, there were approximately 130 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during fiscal year 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
12/18/2020	6,887	$1.43	N/A	N/A
Total	6,887	$1.43	N/A	N/A

(1)

The table reflects open market purchases of our common stock by Robert Davidson, our Chief Executive Officer. We did not repurchase any shares of our common stock during the period reflected in the table.

(2)	No purchases reflected in the table were made pursuant to a publicly announced plan or program.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2020 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2020 and related notes included in Part II, Item 8 of this annual report on Form 10-K.

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

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of our common stock executed a written consent to change our name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, we reincorporated from the State of Nevada to the State of Delaware.

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

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to the Sera Labs Merger Agreement, by and among the Company, Sera Labs Merger Sub, a Delaware corporation and a wholly owned subsidiary of the Company, Sera Labs and Mrs. Duitch, in her capacity as the security holder’s representative regarding the Sera Labs Merger.

Nature of Business

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

Our technology platform includes oral dissolving film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We sell multiple commercial wellness products under our distribution partners’ brands. We are developing a 50,000IU, once per week, Vitamin D3 OTF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

CUREfilm Blue

A 25mg and 50 mg sildenafil OTF for the treatment of erectile dysfunction. We have completed our pre-IND meeting with the U.S. Food and Drug Administration (“FDA”), confirming a 505(b)(2) regulatory path.

CUREfilm Canna

We are developing several cannabinoid products with optimized pharmacokinetic profiles using microCURE and CUREfilm technology.

CUREfilm Anti-Viral

We are developing an orally bio-available anti-viral of an existing therapeutic leveraging existing pre-clinical/clinical safety and toxicity data.

CUREfilm Central Nervous System (CNS)

In the area of CNS indications, we are developing a novel dosage form of a difficult to treat disease states utilizing our proprietary CUREfilm dosage form. These could include but are not limited to mental health disorders such as depression, PTSD, addiction disorders, obsessive compulsive disorder, and anxiety.

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2020 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue

Revenues for the year ended December 31, 2020 were $2.1 million as compared to $0.6 million for the year ended December 31, 2019. The increase in revenue included $1.0 million of revenue attributed to the Sera Labs acquisition on October 2, 2020 as well as $0.2 million increase in Sleep OTF product sales and $0.1 million in new product sales for Vitamin D3 and Electrolyte OTF.

Cost of Goods Sold

Cost of goods sold was $1.1 million for the year ended December 31, 2020 compared to $0.2 million, for the year ended December 31, 2019. Cost of goods sold increased by $0.9 million for the year ended December 31, 2020 compared to the same period in 2019, which was due to (i) the acquisition of Sera Labs on October 2, 2020, which added additional $0.5 million of cost of goods sold and (ii) increase in revenues from Sleep, Vitamin D3 and Electrolyte OTF products have increased compared to the same period in 2019.

Research and Development Expenses

Research and development expenses were $2.8 million for the year ended December 31, 2020, as compared to $2.3 million for the year ended December 31, 2019. Research and development expenses increased by $0.5 million, compared to the year ended December 31, 2019. The increase in research and development expenses is mainly due to the Company’s continuous development of our CUREfilm Blue. We engaged a third party contractor to assist in the development in our CUREfilm Blue that will take us into our pre-clinical trials. In addition, we initiated several clinical tests at the end of 2019 that was carried into the year ended December 31, 2020. Finally, the Company has continued the development of CUREfilm D, CUREfilm Canna and various other OTF and other delivery forms during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Selling, General and Administrative Expenses

Our expenses for the year ended December 31, 2020 are summarized as follows in comparison to our expenses for the year ended December 31, 2019.

	Year Ended
	December 31, 2020	December 31, 2019
(in thousands)
Consulting	$948	$3,349
Salaries and wages	1,420	982
Selling, general and administrative	3,805	1,933
Professional and investor relations	2,352	1,741
Noncash compensation	2,840	2,114
Total operating expenses	$11,365	$10,119

Consulting

Consulting expenses decreased by approximately $2.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was due to the Company decreasing the number of consultants used during the year ended December 31, 2020 compared to the same period in 2019. In addition, a majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time as well as recording the fair market value of warrants vested during the year ended December 31, 2019 for services performed. The Company did not issue as many common stock shares in exchange for services and did not issue as many warrants in exchange for services during the year ended December 31, 2020.

Salaries and wages

Salaries and wages expense increased by approximately $0.4 million, as compared to the year ended December 31, 2019. The increase was primarily due to the Company adding approximately $0.4 million of salaries and wages from the acquisition of Sera Labs on October 2, 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by approximately $1.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was due to the following factors: (i) adding $1.1 million of general and administrative expenses form the acquisition of Sera Labs on October 2, 2020, (ii) increase in our D&O insurance an increase in D&O premiums, and (iii) increase in cash payments to our board of directors during 2020 where the Company only started paying our board of directors cash payments towards the end of 2019.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $0.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal professional services during the year ended 2020 compared to the same period in 2019 as to assist the Company in strategic planning and business acquisitions, patent and technology acquisitions as well as general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase is mainly due to the Company recording the fair value of vested stock options, restricted stock and restricted stock units issued from our 2017 Equity Incentive Plan during the year ended December 31, 2020. The fair values of the vested stock options, restricted stock and restricted stock units during the year ended 2020 were more compared to the fair values of the vested stock options, restricted stock and restricted stock units in the same period in 2019. This was due to the amount of stock options issued to Nicole Kidman and Sera Labs during the year ended December 31, 2020. In addition, the Company issued and recognized restricted stock units to our board of directors towards the end of 2019 and recognized a full years’ worth of restricted stock units issued to our board of directors during 2020.

Change in Fair Value Contingent Stock Consideration

Change in fair value stock consideration increased by approximately $4.1 million for the year ended December 31, 2020 as compared to the same time period in 2019. This was primarily due to the classification of the contingent shares offered in the CHI acquisition as a liability on May 14, 2019 and assessing the change in fair value of these contingent shares during the years ended December 31, 2020 and 2019, which resulted in a decrease in the liability and an increase in the change in fair value stock consideration of $4.7 million. On June 5, 2020, the Company and CHI entered into a settlement arrangement in order to settle the contingent shares in full and as result incurred a loss on the settlement of the contingent shares of $10.3 million. The net effect of these transaction in 2020 resulted in a change in fair value stock consideration of $5.6 million.

Other Expense

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Interest expense	$2,472	$4,111
Change in fair value of convertible promissory notes	9,380	-
Change in fair value of derivative liability	(91)	(527)
Other expense	-	590
Loss on conversion of convertible promissory notes	-	3,660
Interest income	(37)	(57)
Other income	(61)	(96)
Total other expense, net	$11,663	$7,681

Total net other expense for the year ended December 31, 2020 increased approximately $4.0 million, as compared to the year ended December 31, 2019. The increase is due to (i) recording the change in fair value of the Series A and Series B Notes at issuance, on the date of the partial conversion of the Series A Note and on December 31, 2020 and (ii) recording the debt discounts, transaction costs and fair value of placement agent warrants issued in connection to the Series A and Series B Notes as interest expense. The increase was offset by the decrease from the following: (i) recording of fair value of warrants issued relating to convertible promissory notes during the year ended December 31, 2019 and none in the same period in 2020, (ii) change in the warrant values relating to convertible promissory notes issued during the year ended December 31, 2019 and none in the same period in 2020, (iii) during the year ended December 31, 2019, the Company recorded a loss on conversion relating to convertible promissory notes of $3.7 million due to additional shares to be issued as a result of a lower conversion price compared to the fair market value at the date of issuance and none in the same period in 2020 and (iv) a decrease in the change in fair value of derivative liabilities.

Liquidity & Capital Resources

Working Capital Deficit

(in thousands)	December 31, 2020	December 31, 2019
Current assets	$3,850	$6,188
Current liabilities	(14,467)	(11,836)
Working capital (deficiency)	$(10,617)	$(5,648)

Working capital deficit as of December 31, 2020 was approximately $10.6 million, as compared to a working capital deficit of approximately $5.6 million as of December 31, 2019. As of December 31, 2020, current assets were approximately $3.9 million, primarily attributable to a decrease in cash of approximately $2.3 million.

As of December 31, 2020, current liabilities were approximately $14.5 million, comprised primarily of (i) approximately $9.9 million in loans, notes and convertible notes payable, (ii) approximately $2.1 million in accounts payable; (iii) approximately $1.0 million in contract liabilities, (iv) approximately $1.3 million in accrued expenses, payroll liabilities and sales tax payable and (v) approximately $0.1 million of finance and operating lease payables. Comparatively, as of December 31, 2019, current liabilities were approximately $11.8 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0.09 million in derivative liability, (iii) approximately $1.2 million in accounts payable; and (iv) approximately $0.2 million in accrued expenses. Current liabilities increased by approximately $2.6 million, which was primarily attributable to (i) a decrease in contingent share consideration from the settlement with CHI on June 5, 2020 and no longer needing to fair value the contingent shares relating to the CHI acquisition, (ii) an increase in contract liabilities for deposits received from Sera Labs customers of approximately $0.5 million, and (iii) issuance of the Series A and B Notes and fair valuing the Series A and B Notes at issuance and then recording the change in fair value of the Series A and B Notes at the time of the partial conversion of Series A Note on December 9, 2020 and on December 31, 2020 of approximately $6.7 million.

Cash Flows and liquidity

	Year Ended
	December 31, 2020	December 31, 2019
(in thousands)
Net cash used in operating activities	$(9,722)	$(8,102)
Net cash provided by (used in) investing activities	(131)	7,570
Net cash provided by financing activities	7,482	4,127
Increase (decrease) in cash	$(2,371)	$3,595

Net cash used in Operating Activities

Net cash used in operating activities was approximately $9.7 million during the year ended December 31, 2020. This was primarily due to the net loss of approximately $30.6 million, partially offset by (i) the amortization of the debt discount of approximately $1.5 million, (ii) stock based compensation of approximately $0.6 million, (iii) change in fair value of convertible promissory notes of approximately $9.4 million, (iv) the fair value of vested stock options, restricted stocks and restricted stock units of approximately $2.8 million, (v) change in fair value of contingent share consideration of approximately $5.8 million, (vi) an increase in prepaid expenses of approximately $0.3 million, (vii) an increase in accounts payable of approximately $0.5 million, (viii) an increase in accrued expense, payroll liabilities and sales tax of approximately $0.5 million and (ix) an decrease in contract liabilities of approximately $1.4 million.

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

Net cash provided by (used in) Investing Activities

Net cash used from investing activities of approximately of $0.1 million during the year ended December 31, 2020 was due to (i) cash acquired from the acquisition of Sera Labs of approximately of $1.4 million and (ii) collection of note receivable of approximately $1.0 million, which was offset by (i) the purchase of property and equipment for approximately $0.7 million; (ii) purchase of note receivable of approximately $1.5 million and (iii) investment of $0.3 million.

Net cash provided from investing activities of approximately $7.6 million during the year ended December 31, 2019 was due to (i) cash acquired from the CHI acquisition of $8.5 million, which was offset by (i) the purchase of an intangible asset for approximately $0.05 million; (ii) the purchase of property and equipment for approximately $0.4 million; and (iii) purchase of note receivable and investment of $0.5 million. Correspondingly, during the year ended December 31, 2018, net cash used by investing activities was due to (i) the purchase of an intangible asset for approximately $0.08 million and (ii) the purchase of property and equipment for approximately $0.06 million

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $7.5 million during the year ended December 31, 2020 was primarily due to (i) approximately $5.0 million received from the issuances of new convertible notes payable, (ii) approximately $2.6 million in proceeds from issuance of notes and loans payable, (iii) approximately $1.4 million from exercise of warrants, and (iv) approximately $1.5 million for repayment of loan and note payables.

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

We may need to raise additional operating capital in calendar year 2021 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2020, we had an accumulated deficit of approximately $81.2 million and a working capital deficit of approximately $10.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

For the year ended December 31, 2020, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

We have an accumulated deficit balance as of December 31, 2020. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2021.

Historically, we have had operating losses and negative cash flows from operations which cast significant doubt upon our ability to continue as a going concern. As such, we have needed to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. On October 30, 2020, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of two new series of convertible notes with an aggregate principal amount of $11.5 million under which it consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6.9 million in a private placement (the “Private Placement”).

The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the "Investor Note”) with an initial principal amount of $6.0 million. The Investor will be required to prepay the Investor Note in certain amounts (each a "Mandatory Prepayment”) on the first date after the effectiveness of a resale registration statement (or the availability of Rule 144 promulgated under the Securities Act of 1933, as amended) if certain other conditions are satisfied as of such date.

While we believe the funds available through this financing will be sufficient to meet our working capital requirements throughout 2021, if we are unable to satisfy the conditions required to initiate Mandatory Prepayment under the Investor Note then we would need to obtain alternative financing. There can be no assurance that if such alternative financing is needed that it will be available on terms acceptable to us or will be enough to fully sustain operations. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

As a “smaller reporting company” as defined in Rule 12(b) of the Exchange Act, we are not required to provide the information required by this item.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to the going concern assessments of our consolidated financial statements, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, machinery and equipment, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Going concern assessment

With the implementation of FASB’s standard on going concern, ASU No. 2014-15, we assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least one year from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

Business combinations

We account for business combinations, such as the CHI Merger and the Sera Labs Merger, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists, in part or entirely of our common shares, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Contingent consideration liabilities

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from CHI and Sera Labs over the contractual period.

The fair value of milestone-based contingent consideration was determined using a scenario analysis valuation method which incorporates our assumptions with respect to the likelihood of achievement of revenue and gross margin percentage milestones, as defined in the Sera Labs Merger Agreement, credit risk, timing of the contingent consideration payments and a risk-adjusted discount rate to estimate the present value of the expected payments, all of which require significant management judgment and assumptions. Since the contingent consideration payments are based on nonfinancial, binary events, management believes the use of the scenario analysis method is appropriate.

The fair value of all contingent consideration after the Sera Labs Merger Date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. See Note 17 to our consolidated financial statements included elsewhere in this Report.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. We consider various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment, uncertainties posed by the ongoing COVID-19 pandemic and the competitive landscape. Adverse clinical trial results, significant delays or inability to scale up, the inability to bring a product or service to market and the introduction or advancement of competitors’ product or services could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting our business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Since October 2020, we operate in two segments, (Cure Pharma Products/Services and The Sera Labs) and considered to be the two reporting units and, therefore, goodwill is tested for impairment at the segment/reporting unit level.

Accounting for warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 10 to our consolidated financial statements included elsewhere in this Report.

Fair Value Option for Convertible Notes

We have elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and record these at fair value with changes in fair value recorded in the Consolidated Statements of Operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We believe accounting for the Series A and B Notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2020 and 2019, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

Leases

We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as operating right-of-use assets and operating lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases are included as finance right-of-use assets and in financing lease liabilities, current and long-term, in the consolidated balance sheets. We disclose the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets”, on the consolidated statements of cash flows.

On January 1, 2019, the adoption date of ASC 842, and based on the available practical expedients under the standard, we did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for exiting leases. We also elected not to capitalize leases that have terms of twelve months or less.

The adoption of ASC 842 did not have a material impact to our consolidated financial statements because we did not have any significant operating leases at the time of adoption. During the years ended December 31, 2020 and 2019, we entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 20 to the consolidated financial statements included elsewhere in this Report. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

Impairment of long-lived assets

We assess the impairment of long-lived assets, which consists primarily of long-lived intangible assets, machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on our statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 18 to our consolidated financial statements included elsewhere in this Report.

Revenue recognition

We followed the revenue recognition standard ASC Topic 606, Revenue from Contracts with Customers (ASC) 606. Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes, (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

Product revenue

In the fourth quarter of 2020, we acquired The Sera Labs products. In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to CBD and Personal Protection Equipment product order is considered a single performance obligation and is generally considered complete when the product result is delivered or made available to the customer and, as such, there are shipping and/or handling fees incurred by us or billed to customers. Although we bill a list price for all products ordered and completed for all payer types, we recognize realized revenue when all the revenue recognition criteria have been met. These contracts do not have variable price considerations. For all payers, we must take into account the uncertainty of receiving payment, or being subject to claims for refund, from payers with whom we do not have a sufficient payment collection history or contractual reimbursement agreements. Historically, we have de minims claims for returns.

Pharma Products and Services revenue

The Cure Pharmaceutical’s formulation and product development income include services for the development of OTF products utilizing our CureFilm Technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the input method to measure progress for our contracts because it best depicts the transfer of assets to the customer, which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants. We generally identify each sale of our pharma service offering as a single performance obligation.

We establish an allowance for doubtful accounts based on the evaluation of the collectability of accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2020, we have $0.04 million recorded allowance for doubtful accounts on accounts receivables.

New and Recently Adopted Accounting Pronouncements

Information on Recently Issued Accounting Standards that could potentially impact the Company’s consolidated financial statements and related disclosures is incorporated by reference to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies”, included in this report.

JOBS Act

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include:

•	an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	reduced disclosure about executive compensation arrangements in our periodic reports, registration statements and proxy statements;

•	exemptions from the requirements to seek non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	delay implementing new accounting standards until such time as those standards apply to private companies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Material Weakness in Internal Control over Financial Reporting

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2020, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission (the “SEC”) that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness which is indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives.

Management’s Plan to Remediate the Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the separation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2020. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the third quarter of fiscal year 2019 we hired a new Controller with expertise in functional areas of finance and accounting. We believe the above additions have improved the our segregation of duties as well as added to the overall oversight of internal controls.

Additionally, Management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

The following are the primary remediation efforts made by the Company:

•	The Company has engaged an SEC reporting consultant to assist with the following:
	•	Prepare accounting memos over the debt issuances made by the Company in fiscal 2020 which include derivative and warrants
	•	Review of the purchase accounting entries made in connection with acquisitions completed in 2019 and 2020
	•	10-Q and 10-K review to ensure the appropriate disclosures are made within the SEC filed documents

•

In addition, the Company engaged external SOX consultants to further enhance the Company’s internal control environment. After several meetings with the key accounting personnel the following were put in place:

	•	Adoption of COSO 2013
	•	SOX Risk assessment memo
	•	Entity Level COSO Mapping
	•	SOX control narratives for financial reporting as well as other processes

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2020. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages as of December 31, 2020, and positions of the individuals who serve as our executive officers and directors:

Name	Age	Position
Robert Davidson	53	Chief Executive Officer, Director
Michael Redard	62	Chief Financial Officer and Secretary
Mark Udell	43	Chief Accounting Officer and Treasurer
Jonathan Berlent	51	Chief Business Officer
Gene Salkind, M.D	67	Director
Ruben King-Shaw Jr.	59	Chairman of the Board of Directors
Joshua Held	35	Director
Lauren Chung Ph.D.	48	Director
Anna Goldin	57	Director
John Bell	73	Director
Nancy Duitch	66	Director
Dov Szapiro	46	Director

Our Executive Officers

Robert Davidson –Chief Executive Officer and Director

Robert Davidson has served as a director and as our Chief Executive Officer since July 2011 and served as Chairman of our Board until January 2019. Prior to joining the Company, Mr. Davidson served as President, Chief Executive Officer, and director of InnoZen Inc. from 2003 to 2011, Chief Executive Officer and director of Gel Tech LLC from 1998 to 2001, and Chief Executive Officer and director of Bio Delivery Technologies Inc. from 1999 to 2003. In addition to his service as a director at Innozen, Inc., Gel Tech LLC, and Bio Delivery Technologies Inc., Mr. Davidson served as a director of HealthSport Inc. from 2007 to 2011. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte OTF sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in OTF technology. Mr. Davidson holds a B.S. in Biological Life Sciences from the University of the State of New York, Excelsior College, a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia, and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson also holds a Certificate of Sustainable Value Chains and a Masters in Sustainability Leadership from University of Cambridge and is a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine. We believe that Mr. Davidson’s executive and board experience as well as his extensive knowledge of OTF and drug delivery technologies qualifies him to serve on our Board.

Michael Redard – Chief Financial Officer and Secretary

Michael Redard has served as our Chief Financial Officer since May 2019 and Secretary since May 2020. Since 2018, Mr. Redard has served as a Council Member at GLG. Mr. Redard has over 30 years of experience in financial operations, strategic planning, and capital markets across a broad range of industries including medical devices, healthcare, consumer and industrial products, and manufacturing. From 2018 until 2019, Mr. Redard served as Principal of Redard Consulting and from 2011 until 2018, Mr. Redard served as Chief Financial Officer of Casa Pacifica, a California-based behavioral health services provider. Prior to joining Casa Pacifica, Mr. Redard held Chief Financial Officer, Vice President and General Manager positions with several venture and private equity backed companies including Inogen, Medical Analysis Systems (which was later acquired by Thermo Fisher Scientific), CDTi Advanced Materials, and Abrisa Technologies. Mr. Redard’s earlier experience includes serving in various management roles at Pepsi and serving as a public accountant. Mr. Redard is a Certified Public Accountant (inactive) and holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

Mark Udell – Chief Accounting Officer and Treasurer

Mark Udell has served as our Chief Accounting Officer since November 2018 and Treasurer since July 2011. Mr. Udell previously served as our Chief Financial Officer from July 2011 until November 2018 and as our Secretary from July 2011 until May 2020. Mr. Udell is a Certified Public Accountant with over 21 years of experience in finance and accounting. From 2007 to 2011, Mr. Udell served as Chief Accounting Officer and Controller of InnoZen, Inc., a drug delivery company with manufacturing capabilities, where he was responsible for establishing, monitoring, and enforcing internal policies and procedures, as well as conducting audits and working with external auditors. Mr. Udell gained valuable knowledge in the drug delivery industry during his time at at InnoZen, Inc. and is a key contributor to our development and commercialization of various drug delivery technologies. Prior to Mr. Udell’s time at InnoZen, Inc., he served as Auditing Manager at Green Hasson & Janks, LLP in Los Angeles. Mr. Udell holds a B.S. in Business Economics with a concentration in accounting from the University of California, Santa Barbara.

Jonathan Berlent – Chief Business Officer

Jonathan Berlent has served as our Chief Business Officer since June 2020. Since 2015, Mr. Berlent has served as Managing Principal of Wellness Life Science Corp. Mr. Berlent is an accomplished business growth executive with more than 25 years of private and public company experience focused on strategic partnerships and building businesses seeking to own end-to-end market verticals. Mr. Berlent has led successful strategic business initiatives as a senior executive across the pharmaceutical, healthcare, life sciences, nutraceutical and health & wellness industries, with particular focus on CBD and cannabis, as well as diseases of the central nervous system. Mr. Berlent previously served as Chief Operating Officer of TagLeaf, Inc. from 2019 to 2020, Chief Executive Officer and Chief Financial Officer of Trulee Health/Applied Medical from 2018 to 2019, Managing Director of Red Team Associates from 2016 to 2018, and Managing Director of Torreya Insights from 2015 to 2016. Mr. Berlent holds a B.A. in Economics from University of Michigan and an M.B.A. from New York University Stern School of Business with a concentration in Finance and Management.

Our Directors

Gene Salkind M.D.

Dr. Gene Salkind has served as a director of the Company since January 2019. Dr. Salkind is board certified in neurological surgery by the American Board of Neurological Surgery and has worked as a practicing neurosurgeon at Bruno & Salkind, MD PC since 1985, where he is currently president and shareholder. Dr. Salkind completed various residencies, fellowships, and postgraduate trainings at Abington Memorial hospital, The Graduate Hospital, Veteran’s Administration Hospital, Pennsylvania Hospital, Children’s Hospital of Philadelphia, and the Hospital of the University of Pennsylvania and has had numerous faculty, hospital, and administrative appointments at nearly every major hospital in northeastern Philadelphia and surrounding areas. As a prolific pharmaceutical investor, some of Dr. Salkind’s previous successful investments include Intuitive Surgical, Pharmacyclics, which grew from less than $1 per share to subsequently being acquired by Abbvie for $250/share and Centocor, one of the nation’s largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. Dr. Salkind has served on the board of DermTech, a private company based in San Diego that has become the global leader in non-invasive dermatological molecular diagnostics, since 2004 and Mobiquity Technologies since 2019. Dr. Salkind holds a B.A. in Biology from the University of Pennsylvania and M.D. from Temple University School of Medicine. We believe that Dr. Salkind’s medical background and experience, as well as his extensive investing experience, qualifies him to serve on our Board.

Ruben King-Shaw, Jr.

Ruben King-Shaw, Jr. has served as a director of the Company since January 2019 and was appointed Chairman of the Board of Directors on February 8, 2021. Mr. King-Shaw served as the President of Steward Health Care Network, a risked based provider organization and ACO from June 2018 to January 2020, where he led the business unit focused on managing integrated, coordinated, and community-based health care services delivery in 9 states. Principally, Mr. King-Shaw led the turnaround and sale of Steward Health Care Network’s 220,00 member Medicaid and DSNP managed care plan, Steward Health Choice Arizona, to Blue Cross and Blue Shield of Arizona for a record high valuation. Mr. King-Shaw has since returned to his position of Chief Strategy Officer at Steward Health Care Investors, the physician-driven private equity vehicle that led a management buyout of Steward Health Care System in May of 2020. Since 2005, he has served as the CEO of Mansa Equity Partners, Inc., the King-Shaw family’s personal holding company and investment vehicle. From 2017 to 2018, Mr. King-Shaw served as the interim CEO of Verify ID. Mr. King-Shaw has three decades of executive leadership experience in the healthcare technology and private equity sectors and has held c-suite positions with leading private companies including Neighborhood Health Partnership, Inc. from 1993 to 1993 and JMH Health Plan from 1989 to 1993. He currently serves on the board of directors of privately-held US Retina. He previously served as director of Intelligent Retinal Imaging Systems, Cotiviti Holdings, Inc., Independent Living Systems, WellCare Health Plans, Inc., and Athenahealth, Inc. During the Obama Administration, Mr. King-Shaw served on the Medicare Program Advisory and Oversight Committee and during the W. Bush Administration, he served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Services ("CMS”), administering a federal budget of $600 billion. Mr. King-Shaw has recently provided advice on healthcare policy to the Trump Administration, including CMS and the National Economic Council. Mr. King-Shaw holds a B.S. in Economics from Cornell University and a Masters in Health Services Administration and Masters in International Business from Florida International University. Mr. King-Shaw also completed advanced studies in Corporate Governance at Harvard Business School. Mr. King-Shaw is a Trustee Emeritus and Presidential Counselor at Cornell University and a member of the Weil Cornell Medicine Board of Overseers. He is also a former Trustee for Meharry Medical College. We believe that Mr. King-Shaw’s executive experience and administrative expertise in the healthcare field qualifies him to serve on our Board.

Joshua Held

Joshua Held has served as a director of the Company since May 2019. From 2009 to 2019, Mr. Held was the founder and Chief Executive Officer of Chemistry Holdings, Inc., a formulation technology company that creates innovative, sustainable delivery systems for a variety of industries, which was acquired by CURE in May 2019. In 2015, Mr. Held founded and served as Chief Executive Officer of Form Factory Inc. f/k/a Made By Science, Inc. until acquired by Acreage Holdings, the largest multi-state cannabis operator, in 2018, at which time he served as President until March 2020. From 2011 to 2015, Mr. Held served as a Vice President of Investments for JP Morgan, where he managed more than $100 million in investment dollars for high-net-worth individuals and families. Mr. Held holds a B.A. in Political Science from the California State University, Long Beach. We believe that Mr. Held’s experience as the founder of multiple medical technology companies qualifies him to serve on our Board.

Lauren Chung, Ph.D.

Dr. Lauren Chung has served as a director of the Company since August 2019. Dr. Chung has 20 years of healthcare-related investment management and advisory experience. Dr. Chung currently serves as Chief Executive Officer of MINLEIGH LLC, which focuses on identifying, evaluating, and partnering with companies for investments and various strategic, operational, and commercial planning, as well as providing growth capital, a position which Dr. Chung previously held from 2013 until 2016. From 2017 to 2019, Dr. Chung served as a Managing Director in healthcare research at WestPark Capital and from 2016 to 2017 she served as a Senior Healthcare Equity Analyst at Maxim Group. In 2006, Dr. Chung co-founded Tokum Capital , a global healthcare fund, which later merged with Perella Weinberg Partners. Dr. Chung managed healthcare investment portfolios from 2001 to 2006 at RBR Capital, Kingdon Capital, and Pequot Capital. Earlier in her career, Dr. Chung served as a recognized research scientist conducting cutting-edge research in the field of Alzheimer’s disease and Angelman Syndrome at Massachusetts General Hospital/Harvard Medical School and Boston Children’s Hospital, respectively. Dr. Chung has published many highly regarded peer reviewed scientific journals. Dr. Chung currently serves as a member of the board of directors of Todos Medical, a privately-held healthcare company. Dr. Chung holds a Ph.D in Neuropathology from Columbia University and a B.A. in Biochemistry and Economics from Wellesley College. We believe that Dr. Chung’s experience in healthcare investments and her accomplishments in the field of scientific research qualifies her to serve on our Board.

Anna Goldin

Anna Goldin has served as a director of the Company since August 2019. Ms. Goldin is an accomplished executive with 28 years of experience and demonstrated success across the legal, private equity, venture capital, healthcare, and telecommunications industries. Since 2015, she has worked as a consultant advising companies on strategic and business issues, cross-border transactions, corporate restructurings and multi-jurisdictional disputes, as well as has taught International Business Negotiations at the University of Southern California Gould School of Law. Since November 2019, Ms. Goldin has been engaged by global Growth Holdings, Inc. In 2017, she co-founded Provenance Laboratories, a technology start-up. From 1997 to 2007, Mrs. Goldin practiced at Latham & Watkins, LLP and from 2007 to 2014, she served as General Counsel and Vice President Sistema, a $20-billion London Stock Exchange-listed conglomerate that controlled four other public companies listed on the New York and London Stock Exchanges, as well as a variety of private international assets Ms. Goldin currently serves on the advisory board of Lumia Capital, a California private equity fund, the board of trustees of Westmark School, and the board of the Berkeley Law Los Angeles Alumni Chapter. Ms. Goldin is a member of the State Bar of California, holds a B.A. in Mass Communications from University of California Berkeley, as well as a J.D. from University of California Berkeley School of Law. We believe that Ms. Goldin’s experience in both business and law, specifically her experience related to start-up and technology companies, qualifies her to serve on our Board.

John Bell

John Bell has served as a director of the Company since November 2019. Mr. Bell has served as Chair of the board of directors of Onbelay Capital Inc., a private equity and investment company based in Cambridge, Canada since 1997 and Chair of the board of directors of Canopy Rivers, an investment holding company since 2018. From 2014 to 2020, Mr. Bell served as Chair of the board of directors, audit committee, and compensation committee of Canopy Growth Corp and from 2013 to 2020 he served as member of the board of directors and Chair of the audit committee of DelMar Pharmaceuticals, Inc. From 1977 to 1995, Mr. Bell was the founder, owner, and Chief Executive Officer of Shred-Tech Inc., a global manufacturer of shredding and recycling equipment and the creator of the mobile shredding industry. From 1995 to 2007 Mr. Bell was owner and Chief Executive Officer of Polymer Technologies Inc., a global manufacturer of auto-parts. From 2006 to 2014, Mr. Bell was the principal shareholder and served as Chairman of the board of directors of BSM Technologies Inc., a fleet management company and from 2007 to 2010 he served as Chief Executive Officer and member of the board of directors of ATS Automation, a factory automation company with 23 global plants. In the past, Mr. Bell has served on the boards of a number of public, private, non-profit, and government institutions, including: Chair of Cambridge Memorial Hospital, Chair of Waterloo Regional Police, Chair of Waterloo Prosperity Counsel, Chair of Waterloo Accelerator Network, and Governor of Stratford Festival. Mr. Bell holds a B.B.A. from Western University Ivey School of Business, is a Fellow of the Chartered Professional Accountants of Ontario, and a graduate of the Institute of Directors Program of Canada. We believe that Mr. Bell’s extensive executive and business experience qualifies him to serve on the Board.

Nancy Duitch

Nancy Duitch has over 30 years’ experience as an entrepreneur and leader in the consumer products industry. Ms. Duitch currently serves as Chief Executive Officer of Sera Labs and as Chief Strategy Officer-Wellness of the Company. From 2014 to 2018, Ms. Duitch served as Chief Executive Officer of a marketing agency, Vision Works, and from 2015 to 2017, she served as Managing Member at Advanced Legacy Technology, a company specializing in anti-aging skincare. Ms. Duitch has founded and developed several diverse businesses from start-up to public company level, and she has executed state-of-the-art campaigns generating over $3 billion in revenue for some of the most well-loved consumer brands. Her creativity, ability to develop talent, and effective utilization of multi-channel strategy for optimal ROI has consistently positioned Ms. Duitch as an industry leader. Sera Labs was created to expand products in the health, wellness, and beauty sectors, and has redefined these sectors with innovation and technology that incorporates exceptional ingredients, including CBD. Sera Labs develops high-quality products that use science-backed, proprietary formulations and its more than 20 products are sold under the brand names Sera Labs™, SeraRelief™ and SeraTopical™. Ms. Duitch is also passionate about, and heavily involved in, several philanthropic activities supporting children in need. After losing two siblings to sudden cardiac death when they were in their twenties, Ms. Duitch and her mother embarked on a mission to educate and raise awareness and resources to help fight sudden death in children and young adults. In 1995 they founded the Cardiac & Arrhythmia Research & Education Foundation (C.A.R.E.) which continues to play a critical role in supporting thousands of patients and their families. Ms. Duitch received her undergraduate degree from Temple University.

Dov Szapiro

Mr. Szapiro, 46, has over 20 years’ experience as an entrepreneur, investor, advisor, and board member in companies across multiple industries and different growth phases. Mr. Szapiro currently serves as Co-Founder, Managing Partner and Principal of Entourage Effect Capital, one of the cannabis industry’s most highly regarded investment firms. In 2016, Mr. Szapiro founded e54 Capital,  LLC, where he is currently the Managing Director. Mr. Szapiro also co-founded AFS Acceptance LLC (“AFS”), where he served as President and Chief Executive Officer from 2001 to 2017. Prior to co-founding AFS, Mr. Szapiro was the Director of Business Development for GovWorks, Inc, an internet start-up in the e-government sector. Mr. Szapiro holds a B.B.A. from the University of Pennsyvania. Earlier in his career, Mr. Szapiro was an analyst for Bassini, Playfair + Associates, a $1.2 billion emerging markets private equity firm. We believe that Mr. Szapiro’s extensive executive and business experience qualifies him to serve on the Board.

Board of Directors

Our Board of Directors currently consists of nine members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

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

The Board has concluded that each of Messrs., King-Shaw, Held, Szapiro and Bell as well as Mses. Chung and Goldin are “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

The Board of Directors held five (5) meetings during 2020. During 2020, all directors attended 100% of the aggregate number of meetings of the Board of Directors that were held during the time that they served as members of the Board of Directors. We do not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, but we strongly encourage all members of the Board of Directors to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances. We had our annual meeting of stockholders on September 23, 2020.

Committees of the Board of Directors

The Board of Directors has established and currently maintains the following three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (the “N&GC”). The Board of Directors has adopted written charters for each of these committees, which we make available free of charge on or through our Internet website, along with other items related to corporate governance matters, including our Code of Business Conduct and Ethics applicable to all employees, officers and directors. We maintain our Internet website at http://www.curepharmaceutical.com. You can access our committee charters and code of conduct on our website by first clicking “Investors” and then “Governance.”

We disclose on our Internet website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Board Committees

Our Board of Directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each committee has the composition and responsibilities described below. Our Board of Directors may from time to time establish other committees.

The composition of the committees of our Board as of March 30, 2021 was as follows:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Ruben King-Shaw Jr.	M		M
Joshua Held		M
Lauren Chung Ph.D.	M	C	C
Anna Goldin		M	M
John Bell	C	M

During the 2020 fiscal year, the Audit Committee held four meetings and the Compensation Committee and the N&GC held one meeting each.

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

The Board of Directors has determined that each of the current members of the Audit Committee is an independent director within the meaning of the Nasdaq independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. In addition, the Board of Directors has determined that Mr. Bell qualifies as an Audit Committee Financial Expert under applicable SEC Rules and satisfies the Nasdaq standards of financial literacy and financial or accounting expertise or experience.

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

Neither the Compensation Committee nor the Board of Directors retained any consultants to assist in the review and approval of the compensation and benefits for the executive officers of our company during 2020. The Board of Directors has determined that each current member of the Compensation Committee is an independent director within the meaning of the NASDAQ independence standards.

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

DELINQUENT SECTION 16(A) REPORTS

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act, were filed on a timely basis, except that Mr. Szapiro has not filed an Initial Statement of Beneficial Ownership on Form 3 upon becoming subject to Section 16 of the Exchange Act. We are also aware of delinquent and pending Form 4 filings for Messrs. Bell, Salkind, King-Shaw, Davidson, Barlent and Udell and Mses. Chung and Goldin. We are working on developing and implementing processes, procedures and training to ensure improved compliance on an on-going basis with the requirements of Section 16 of the Exchange Act..

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Mr. Ruben King-Shaw Jr., who was appointed to serve in such capacity effective February 8, 2021. Our amended and restated bylaws provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. As Chairman of the Board, Mr. King-Shaw facilitates communications between members of our Board of Directors and works with management in the preparation of the agenda for each board meeting. All of our directors are encouraged to make suggestions for board agenda items or pre-meeting materials. Mr. King-Shaw presides over the executive sessions of the Board of Directors and serves as a liaison to our Chief Executive Officer, Mr. Davidson, and management on behalf of the independent members of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2020 and 2019 by our principal executive officer and our other most highly compensated executive officers as of the end of the 2020 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Davidson, Chief Executive Officer and Director	2020	191,667	-		-	-	191,667
	2019	196,667	-		736,029	-	932,696

Michael Redard, Chief Financial Officer	2020	162,917	-	-	-	--	162,917
	2019	106,893	-	-	925,289	-	1,032,182

Jessica Rousset(2), Chief Operating Officer	2020	176,487	-	-	-	-	176,487
	2019	180,000	-	-	-	-	180,000

Mark Udell,	2020	148,902	-	-	-	-	148,902
Chief Accounting Officer, Treasurer and Secretary	2019	134,116	-	-	-	-	134,113

Jonathan Berlent, Chief Business Officer	2020	96,639	-	-	241,217	-	337,856
	2019	-	-	-	-	-	-

Vered Gigi, Chief Scientific Officer	2020	157,917	-	-	-	-	157,917
	2019	150,702	-	-	-	-	150,702

__________

(1)

Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the years ended December 31, 2020 and 2019 for details as to the assumptions used to determine the fair value of these awards.

(2)	Jessica Rousset resigned as the Company’s Chief Operating Officer on May 8, 2020.

Outstanding Equity Awards at December 31, 2020

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2020 fiscal year:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	(#)	Date
Robert Davidson	481,344	166,406	166,406	$0.61-$3.40	April 6, 2028 to April 11, 2029
Michael Redard	125,000	125,000	125,000	$4.01	May 30, 2029
Mark Udell	103,125	46,875	46,875	$0.74	April 6, 2028
Jonathan Berlent	62,500	187,500	187,500	$1.20	October 23, 2030
Vered Gigi	106,490	113,510	113,510	$0.74–2.38	April 6, 2028 to May 8, 2030

Option Exercises in 2020

Mrs. Gigi exercised 30,000 stock options at $0.74 per share in exchange for $22,200. There were no other option exercises by our named executive officers during our fiscal year ended December 31, 2020.

Narrative Disclosure to Summary Compensation Table

Jessica Rousset

On March 15, 2017, the Company entered into an employment agreement with Jessica Rousset to serve as the Company’s Chief Business Officer with such customary responsibilities, duties and authority normally associated with such position. In the performance of such duties, Ms. Rousset reported to the Board of Directors and received a base salary at a rate of $145,000 per annum (such annual base salary, the “Annual Base Salary”). The Annual Base Salary was to be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly.

On January 22, 2018, the Company appointed Ms. Rousset Chief Operating Officer. On May 8, 2020, Ms. Rousset resigned as the Company’s Chief Operating Officer.

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

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
William Yuan(2)	42,000	82,000	-	124,000
Gene Salkind M.D.(3)	23,000	82,000	-	105,000
Ruben King-Shaw Jr.(4)	24,500	82,000	-	106,500
Joshua Held(5)	25,000	82,000	-	107,000
Lauren Chung Ph.D.(6)	26,000	82,000	-	108,000
Anna Goldin(7)	22,500	82,000	-	104,500
John Bell(8)	10,625	82,000	-	92,625

_________

(1)

Represents the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock units multiplied by the number of shares granted. Restricted stock units are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the years ended December 31, 2020 and 2019 for details as to the assumptions used to determine the fair value of these awards.

(2)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(3)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(4)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(5)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(6)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(7)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(8)

Consists of 61,654 shares of common stock underlying a restricted stock unit, granted on September 23, 2020, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of March 25, 2021, by:

•	each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 25, 2021 (sixty days after March 25, 2021) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 59,517,936 shares of common stock deemed to be outstanding as of March 25, 2021.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Named Executive Officers and Directors
Robert Davidson (1)	1,059,782	1.8%
Michael Redard (2)	137,500	*
Mark Udell (3)	564,507	*
Jonathan Berlent (4)	116,071	*
Vered Gigi (5)	207,356	*
Nancy Duitch (6)	5,014,868	8.4%
Gene Salkind M.D. (7)	2,374,006	4.0%
Ruben King-Shaw Jr.(8)	100,000	*
Joshua Held (9)	4,280,410	7.2%
Lauren Chung (10)	21,579	*
Anna Goldin (11)	21,579	*
John Bell (12)	17,601	*
Dov Szapiro (13)	9,678,157	16.3%
All executive officers and directors as a group (13 persons) (14)	23,593,416	39.6%
Other Greater than 5% Holders
Maci Molecule SPV LLC(13)	7,285,375	12.2%

_________

*Less than 1%.

(1)	Consists of (i) 541,719 shares of common stock held by Mr. Davidson and (ii) 518,063 shares of common stock underlying stock options exercisable within 60 days of March 25, 2021.
(2)	Consists of 100,000 shares of common stock underlying stock options exercisable by Mr. Redard within 60 days of March 25, 2021.
(3)	Consists of (i) 442,632 shares of common stock held by Mr. Udell and (ii) 121,875 shares of common stock underlying stock options exercisable within 60 days of March 25, 2021.

(4)	Consists of 116,071 shares of common stock underlying stock options held by Mr. Berlent exercisable within 60 days of March 25, 2021.

(5)	Consists of (i) 70,000 shares of common stock held by Mrs. Gigi and (ii) 137,356 shares of common stock underlying stock options exercisable within 60 days of March 25, 2021.

(6)	Consists of 5,014,868 shares of common stock held by Mrs. Duitch.

(7)

Consists of (i) 1,921,877 shares of common stock held by Dr. Salkind, (ii) 100,000 restricted common stock shares where 50,000 restricted common stock shares vest November 13, 2020 and 50,000 restricted common stock shares vest February 14, 2021 and (iii) 56,250 and 295,879 shares of common stock underlying stock options and warrants, respectively, exercisable within 60 days of March 25, 2021.

(8)	Consists of 100,000 shares of common stock underlying stock options held by Mr. King-Shaw exercisable within 60 days of March 25, 2021.

(9)	Consists of 4,192,910 shares of common stock held by Mr. Held and (ii) 87,500 shares of common stock underlying stock options exercisable within 60 days of March 25, 2021.

(10)	Consists of 21,579 shares of common stock underlying fully vested restricted stock units held by Ms. Chung.

(11)	Consists of 21,579 shares of common stock underlying fully vested restricted stock units held by Mrs. Goldin.

(12)	Consists of 17,601 shares of common stock underlying fully vested restricted stock units held by Mr. Bell.

(13)

Consists of 7,285,375 shares of common stock held by Maci Molecule SPV, LLC (“Maci Molecule”) and 2,392,782 shares of common stock held by MacArthur Investment, LLC (“MacArthur”). Mr. Szapiro is a control person of both Maci Molecule and MacArthur and may be deemed to have voting and dispositive power over the shares. Mr. Szapiro disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for both Maci Molecule and MacArthur is 2890 NE 187th Street, Aventura, FL 90049.

(14)	Includes 431,578 shares of common stock underlying restricted stock units held by certain of our directors not exercisable within 60 days of March 25, 2021.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

There are 10,000,000 shares of common stock authorized for issuance under the Company’s Amended and Restated 2017 Equity Incentive Plan. A summary of our Amended and Restated 2017 Equity Incentive Plan may be found in our definitive proxy statement for our annual meeting of stockholders filed with the SEC on July 12, 2019 as well as our Form S-3 filed with the SEC on November 30, 2020.

The Company does not have any individual compensation arrangements with respect to its common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,285,792	$1.52	2,336,681
Equity compensation plans not approved by security holders	-	$-	-
Total	6,285,792	$1.52	2,336,681

_________

(1)

Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 14 to our 2020 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

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

Transactions with Related Parties

On November 1, 2018, the Company entered into a financial services agreement with a related party, Eventus Consulting, P.C. (“Eventus”), of which Mr. Alex Katz, the Company’s former Chief Financial Officer, is a Director. Pursuant to the agreement Eventus will provide certain accounting, financial and strategic consulting services to the Company for a period of one year, unless otherwise terminated. The Company shall pay Eventus $22,500 per month for all work performed. This agreement with Eventus ended in the 1st quarter of fiscal year 2019 and the Company recorded a gain on settlement of $0.02 million relating to accounts payable due to Eventus. As of December 31, 2020, the Company did not owe any amounts to Eventus.

On January 2, 2019, Sera Labs entered into an administrative service agreement ("Service Agreement”) with Visionworx, an affiliate of Sear Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement.  The Service Agreement is effective on January 2, 2019 and will continue for a period of two years. The term of the Service Agreement will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

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

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement. the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (the “Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities Sera Labs. The Duitch Note is due June 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company appointed RBSM LLP (“RBSM”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2020. The following table sets forth the fees billed to the Company for professional services rendered by RBSM for the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit Fees (1)	$110,950	$94,811
Audit-Related fees (2)	30,000	45,000
Tax fees (3)	10,000	6,500
Other fees	-	-
Total fees	$150,950	$146,311

___________

(1)

Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30.

(2)	Audit related Fees – These consisted of professional services rendered in connection with the Chemistry Holdings, Inc audit and our Form 8-K/A as well as our Form S-3 and S-8.

(3)	Tax Fees – These consisted of services performed in preparation of the Company’s corporate Federal and State tax returns.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

3.	Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing	Filed
Number	Description of Exhibit	Form	File No.	Date	Herewith
2.1	Share Exchange and Conversion Agreement, among the Registrant and the parties listed therein, dated November 8, 2016	8-K	333-204857	11/15/2016
2.2	Agreement and Plan of Merger and Reorganization, among the Registrant and the parties listed therein, dated March 31, 2019	8-K/A	000-55908	12/31/2019
2.3	Plan of Conversion, dated September 27, 2019	8-K	000-55908	10/4/2019
2.4*	Agreement and Plan of Merger, dated September 23, 2020, by and between CURE Pharmaceutical Holding Corp. (the “Company”), The Sera Labs, Inc. and the other parties thereto.	8-K	000-55908	10/5/2020
3.1	Amended and Restated Certificate of Incorporation	8-K	000-55908	10/4/2019
3.2	Bylaws	8-K	000-55908	10/4/2019
4.1	Specimen common stock certificate	10-K	000-55908	3/30/2020
4.2	Description of Registrant’s Securities	10-K	000-55908	3/30/2020
4.3	Form of Warrant to Purchase Common Stock	8-K	333-204857	11/15/2016
4.4	Form of Warrant to Purchase Common Stock	8-K	333-204857	12/14/2016
4.5	Amendment to Warrants to Purchase Common Stock.	8-K	333-204857	06/9/2020
4.6	Form of Common Stock Purchase Warran	10-K	000-55908	3/26/2018
10.1	Agreement for Sale of Assets, dated June 28, 2016	8-K	333-204857	8/26/2016
10.2	Form of Share Cancellation Agreement	8-K	333-204857	11/15/2016
10.3	Form of Securities Purchase Agreement	10-K	000-55908	3/26/2018
10.4	Form of 9% Convertible Note	10-K	000-55908	3/26/2018
10.5	Form of Securities Purchase Agreement	8-K	000-55908	10/18/2018
10.6	Secured Promissory Note	8-K	000-55908	07/28/2020
10.7	Secured Promissory Note, dated September 25, 2020, by and between CURE Pharmaceutical Holding Corp. and Ionic Ventures, LLC.	8-K	000-55908	09/30/2020
10.8+	Employment Agreement, between the Registrant and Alex Katz, dated November 15, 2018	8-K	000-55908	11/20/2018
10.9	Securities Purchase Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.10	Advisory Consulting Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.11+	Employment Agreement between the Registrant and Michael Redard, dated May 15, 2019	8-K	000-55908	5/20/2019
10.12	Convertible Promissory Note, between the Registrant and Coeptis Pharmaceuticals, Inc., dated November 12, 2019	8-K	000-55908	11/14/2019
10.13	Convertible Demand Note, between the Registrant and Chemistry Holdings, Inc., dated March 29, 2019	8-K	000-55908	4/1/2019
10.14+	Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.15+	Form of Stock Option Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.16+	Form of Restricted Stock Award Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.17+	Form of Restricted Stock Unit Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.18	Form of Lock-Up Agreement.	8-K	000-55908	10/5/2020
10.19+	Employment Agreement, dated October 2, 2020, by and between the Company and Nancy Duitch.	8-K	000-55908	10/5/2020
10.20*	Security Purchase Agreement.	8-K	000-55908	11/2/2020
10.21*	Series A Convertible Note.	8-K	000-55908	11/2/2020
10.22*	Series B Convertible Note.	8-K	000-55908	11/2/2020
10.23*	Note Purchase Agreement.	8-K	000-55908	11/2/2020
10.24*	Secured Promissory Note.	8-K	000-55908	11/2/2020
10.25	Master Netting Agreement.	8-K	000-55908	11/2/2020
10.26	Registration Rights Agreement.	8-K	000-55908	11/2/2020
10.27	Leak-Out Agreement.	8-K	000-55908	11/2/2020
21.1	List of Subsidiaries of the Registrant				☒
23.1	Consent of Independent Registered Public Accounting Firm				☒
24.1	Power of Attorney (included on signature page)				☒
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.

*	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Cure Pharmaceutical Holding Corp. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oxnard, California, on March 31, 2021.

CURE PHARMACEUTICAL HOLDING CORP.

Dated: March 31, 2021	By:	/s/ Robert Davidson
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

By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer and Director
Date: March 31, 2021

By:	/s/ Gene Salkind M.D.
Gene Salkind M.D.
Director
Date: March 31, 2021

By:	/s/ Ruben King-Shaw Jr.
Ruben King-Shaw Jr.
Director
Date: March 31, 2021

By:	/s/ Joshua Held
Joshua Held
Director
Date: March 31, 2021

By:	/s/ Lauren Chung Ph.D.
Lauren Chung Ph.D.
Director
Date: March 31, 2021

By:	/s/ Anna Goldin
Anna Goldin
Director
Date: March 31, 2021

By:	/s/ John Bell
John Bell
Director
Date: March 31, 2021

By:	/s/ Dov Szapiro
Dov Szapiro
Director
Date: March 31, 2021

By:	/s/ Nancy Duitch
Nancy Duitch
Director
Date: March 31, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cure Pharmaceutical Holding Corp and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, NV

March 31, 2021

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousand, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$1,725	$4,096
Accounts receivable, net	224	142
Note receivable, net	-	-
Inventory, net	449	156
Prepaid expenses and other assets	1,452	1,794
Total current assets	3,850	6,188

Property and equipment, net	2,074	641
Finance lease right-of-use assets, net	52	63
Operating lease right-of-use assets, net	343	-
Investment	509	259
Goodwill	13,868	9,178
Intellectual property and patents, net	1,711	1,808
In-process research and development, net	14,288	14,288
Customer relationships, net	6,755	-
Tradename, net	2,447	-
Non-compete, net	404	-
Other assets	58	35

Total assets	$46,359	$32,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,135	$1,260
Accrued expenses	680	223
Payroll liabilities	308	-
Sales tax payable	311	-
Finance lease payable	12	11
Operating lease payable	93	-
Loan payable	265	127
Paycheck protection program loan	605	-
Related party payable	1,040	-
Notes payable	800	50
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	6,674	-
Derivative liability	-	91
Contract liabilities	994	456
Contingent share considerations	-	9,068
Total current liabilities	14,467	11,836

License fees	80	90
Finance lease payable	40	52
Operating lease payable	278	-
Fair value convertible promissory notes, net	7,010	-
Contingent share considerations	3,205	6,975

Total liabilities	25,080	18,953

Commitments and Contingencies (see Note 20)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 59,476,268 and 38,001,543 shares issued and outstanding as of December 31, 2020 and 2019, respectively	60	38
Additional paid-in capital	101,807	63,035
Common stock issuable	665	1,066
Accumulated deficit	(81,253)	(50,632)
Total stockholders' equity	21,279	13,507

Total liabilities and stockholders' equity	$46,359	$32,460

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
Consolidated Statements of Operations
For the Year Ended December 31, 2020 and 2019
(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Revenue:
Product sales, net of discounts and refunds	$1,744	$361
PPE sales	9	-
Consulting research & development income	232	247
Shipping and other sales	66	15
Total revenues	2,051	623

Cost of goods sold:
Cost of goods sold	1,076	231

Gross profit	975	392

Operating expenses:
Research and development expenses	2,789	2,308
Selling, general and administrative expenses	11,365	10,119
Change in fair value of contingent stock consideration	5,779	1,657
Total operating expenses	19,933	14,084

Net operating loss before other income (expense)	(18,958)	(13,692)

Other income (expense):
Interest income	37	57
Other income	-	15
Gain on deconsolidation	-	81
Gain from settlement of payables	61	-
Change in fair value of derivative liability	91	527
Change in fair value of convertible promissory notes	(9,380)	-
Other expense	-	(590)
Interest expense	(2,472)	(4,111)
Loss on conversion of convertible promissory notes	-	(3,660)

Total other expense	(11,663)	(7,681)

Net loss before income taxes	(30,621)	(21,373)

Provision for income taxes	-	-

Net Loss	(30,621)	(21,373)

Net loss attributable to non-controlling interest	-	(10)

Net loss attributable to Cure Pharmaceutical Holding Corp	$(30,621)	$(21,363)

Net loss per share
Basic	$(0.65)	$(0.62)
Diluted	$(0.65)	$(0.62)

Weighted average common shares outstanding
Basic	47,308,158	34,540,461
Diluted	47,308,158	34,540,461

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Noncontrolling
	Shares	Par	Capital	Issuable	Deficit	Interest	Total
Balance, December 31, 2018	26,784,019	$27	$23,425	$646	$(29,269)	$16	$(5,155)
Issuance of common stock for professional services	495,719	1	1,356	(31)			1,326
Issuance of common stock for extension of maturity dates relating to convertible promissory notes	105,000	-	321				321
Issuance of common stock for conversion of convertible promissory notes	3,129,879	3	9,559				9,562
Issuance of common stock for cancellation of accounts payable	34,876	-	70				70
Issuance of common stock for cash	1,153,790	1	2,494				2,495
Issuance of common stock from the equity incentive plan	475,832	-	-				-
Issuance of common stock for exercise of warrants	92,428	-	60				60
Issuance of common stock for acquisition of Chemistry Holdings, Inc	5,700,000	6	19,032				19,038
Issuance of common stock for purchase of patents	30,000	-	43	(43)			-
Common stock shares to be issued for issuance of note payable				91			91
Common stock shares to be issued for purchase of intellectual property				157			157
Common stock shares to be released from escrow and issued for earnouts from acquisition of Chemistry Holdings, Inc.				246			246
Warrants granted for debt and services			3,761				3,761
Beneficial conversion features on convertible promissory notes			801				801
Fair value of stock options and restricted stock granted			2,032				2,032
Fair value of restricted stock units granted			81				81
Noncontrolling interest of Oak Therapeutics, Inc.						(10)	(10)
Deconsolidation of Oak Therapeutics, Inc.						(6)	(6)
Net loss					(21,363)		(21,363)
Balance, December 31, 2019	38,001,543	38	63,035	1,066	(50,632)	-	13,507
Issuance of common stock for professional services	281,250	1	717	(155)			563
Issuance of common stock from the equity incentive plan	194,016	-	22				22
Issuance of common stock from exercise of warrants	708,467	1	1,417				1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)			21,701
Issuance of common stock from conversion of convertible promissory notes	1,323,278	1	2,195				2,196
Issuance of common stock from acquisition of Sera Labs, Inc.	6,909,091	7	9,528				9,535
Warrants granted for services			119				119
Fair value of stock options and restricted stock granted			2,507				2,507
Fair value of restricted stock units granted			332				332
Net loss					(30,621)		(30,621)
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$-	$21,279

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2020	December 31, 2019

Net loss	$(30,621)	$(21,373)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	563	769
Stock based compensation - prepaid	-	1,255
Stock issued from equity incentive plan	22	-
Stock issued for amending convertible promissory notes	-	321
Gain from settlement of accounts payable	(62)	(15)
Gain from desconsolidation of Oak Therapeutics, Inc.	-	(81)
Change in fair value of contingent share consideration	5,779	1,657
Change in fair value of convertible promissory notes	9,380	-
Loss on conversion of convertible promissory notes	-	3,660
Warrant expense from convertible notes	-	2,173
Depreciation and amortization	908	577
Amortization of right of use asset	31	2
Amortization of loan discounts	1,500	1,255
Bad debt expenses	46	200
Recovery of bad debt expense	-	(8)
Inventory reserve for obsolescence	292	1
Change of fair value in derivative liabilities	(91)	(527)
Fair value of vested stock options and restricted stock	2,839	2,115
Warrants granted for commission expense	-	1,178
Warrants granted for broker fee expense	119	410

Change in operating assets and liabilities:
Accounts receivable	(59)	(32)
Inventory	(147)	(119)
Prepaid expenses and other assets	300	(1,314)
Other assets	(2)	35
Accounts payable	493	231
Accrued expenses	118	(633)
Payroll liabilities	308	-
Sales tax payable	29	-
Finance lease payable	(11)	(2)
Operating lease payable	(21)	-
Contract liabilities	(1,425)	73
License fees	(10)	90

Cash used in operating activities	(9,722)	(8,102)

Cash flows from investing activities
Investment in company	(250)	(259)
Purchase of intangible assets	(15)	(50)
Net cash acquired from the acquisition of Chemistry Holdings, Inc.	-	8,487
Net cash acquired from the acquisition of Sera Labs, Inc.	1,357	-
Acquisition of property and equipment, net	(673)	(408)
Collection of notes receivable	1,000	-
Purchase of notes receivable	(1,550)	(200)

Cash provided by (used in) investing activities	(131)	7,570

Cash flows from financing activities
Proceeds from convertible notes payable	5,000	3,425
Proceeds from common stock issuance	-	2,495
Proceeds from loans payable	204	127
Proceeds from notes payable	1,850	-
Proceeds from related party payable	150	-
Proceeds from payroll protection program loan	399	-
Proceeds from exercise of warrants	1,418	60
Repayment of convertible notes payable	-	(1,225)
Repayment of notes payable	(1,100)	(650)
Repayment of related party payable	(250)	-
Repayment of loans payable	(189)	(105)

Cash provided by financing activities	7,482	4,127

Net (decrease) increase in cash and cash equivalents	(2,371)	3,595

Cash and cash equivalents, beginning of year	4,096	501

Cash and cash equivalents, end of year	$1,725	$4,096

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$3	$90
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$2,196	$5,902
Common stock payable for purchase of intellectual property	$-	$157
Common stock issued for settlement of accounts payable	$-	$70
Fixed assets received from the acquisition of Chemistry Holdings, Inc	$-	$83
Patents received from the acquisition of Chemistry Holdings, Inc	$-	$650
In-process research and development received from the acquisition of Chemistry Holdings, Inc.	$-	$14,460
Goodwill resulting from the acquisition of Chemistry Holdings, Inc.	$-	$9,178
Contingent share considerations for acquisition of Chemistry Holdings, Inc.	$-	$14,632
Liabilities assumed from the acquisition of Chemistry Holdings, Inc.	$-	$1,189
Convertible promissory note payable eliminated from the acquisition of Chemistry Holdings, Inc.	$-	$2,000
Liabilities released as a result of deconsolidation of Oak Therapeutics, Inc.	$-	$76
Non-controlling interest released as a result of deconsolidation of Oak Therapeutics, Inc.	$-	$7
Beneficial conversion features	$-	$801
Common stock to be issued for note payable	$-	$91
Common stock to be issued for Chemistry Holdings, Inc. earn-out	$-	$246
Issuance of common stock for acquisition of Chemistry Holdings, Inc.	$-	$19,038
Common stock issued for settlement of earnout liabilities from the acquisition of Chemistry Holdings, Inc.	$21,701	$-
Assets received from acquisition of The Sera Labs, Inc.	$1,830	$-
Goodwill received from acquisition of The Sera Labs, Inc.	$4,687	$-
Customer relationship, non-compete, and trademark resulting from acquisition of The Sera Labs, Inc.	$10,182	$-
Liabilities assumed from acquisition of The Sera Labs, Inc.	$4,091	$-
Contingent shares consideration for acquisition of The Sera Labs, Inc.	$3,083	$-
Related party note payable resulting from acquisition of The Sera Labs, Inc.	$1,141	$-
PPP loan assumed from acquisition of The Sera Labs, Inc.	$206	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICALS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Operations

CURE Pharmaceutical Holding Corp., its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its recently acquired related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

On October 2, 2020, the Company completed its acquisition of The Sera Labs, Inc. (“Sera Labs”) a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Sera Labs Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sera Labs Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative (“Ms. Duitch”; collectively with the Company, Sera Labs and Sera Labs Merger Sub, the “Parties”). The Sera Labs Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Sera Labs Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly owned subsidiary of the Company (the “Sera Labs Merger”).

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the future impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could continue to disrupt the operation of the Company’s business. TheCOVID-19 outbreak and mitigation measures have had an adverse impact on global economic conditions, and may continue to have such adverse impact, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees (with such measures still currently in effect), including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the fiscal year 2021 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic.

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the year ended December 31, 2020 there was no significant direct impact on the Company's operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI, The Sera Labs, Inc. and its 63% majority owned subsidiary Oak Therapeutics, Inc. (“Oak”) through April 15, 2019 as the Company entered into a Termination and Release Agreement with Oak to surrender all of the Company’s shares of Oak and terminate any rights the Company may have to acquire additional shares or interest in Oak, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, The Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to The Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, The Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent The Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2020, we had an accumulated deficit of approximately $81.3 million and a working capital deficit of approximately $10.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of December 31, 2020, the Company had approximately $1.7 million of cash on hand. As further described in Note 11, on October 30, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which it sold to the Investor a Series A subordinated convertible note, with an initial principal amount of $4.6 million (the “Series A Note”), and a Series B senior secured convertible note, with an initial principal amount of $6.9 million (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”), for an aggregate principal amount of $11.5 million (the “Private Placement”).  The Company received gross proceeds from the Series A and Series B Notes of $5.0 million during the year ended December 31, 2020.  The Company paid legal and broker fees totaling $0.7 million and $1.1 million promissory note due to the Investor from the gross proceeds from the Series A and Series B Notes during the year ended December 31, 2020.

The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Investor will be required to prepay the Investor Note in certain amounts (each a “Mandatory Prepayment”) on the first date after the effectiveness of a resale registration statement (or the availability of Rule 144 promulgated under the Securities Act of 1933, as amended) if certain other conditions are satisfied as of such date.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, inventory reserves, valuation of intangible assets and goodwill, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent share consideration, stock based compensation, beneficial conversion features, warrant values, deferred taxes and the assumptions used to calculate derivative liabilities and fair valued of the purchase price allocations. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020, and 2019, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2020 and 2019, the Company had $1.5 million and $3.8 million in excess of the federal insurance limit, respectively.

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

On November 1, 2019, the Company purchased a Convertible Loan (“Loan”) with a Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loan is repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loan and any unpaid accrued interest shall be converted into shares of Releaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to this Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2020, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

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

Allowances for Credit Losses

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. At December 31, 2020 management determined that an allowance of $0.044 million was necessary. At December 31, 2019, management determined that no allowance was necessary.

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

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Leases

Effective January 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. The adoption of ASC 842 did not have a material impact to the Company’s consolidated financial statements because the Company did not have any significant operating leases at the time of adoption. During the years ended December 31, 2020 and 2019, the Company as a result of its acquisition has various operating leases in accordance with ASC 842 discussed in Note 20. The Company’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

In calculating the right of use and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”). NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business. The Company determines the cost of its inventory, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. The Company considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, or significant delays, or the inability to bring a product to market and the introduction or advancement of competitors’ products could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Note 7).

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, similar to IPR&D, is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. The Company operates in two segments as result of the Sera Labs, Inc., acquisition in October 2020 and considered to be the two reporting units and, therefore, goodwill is tested for impairment at the segment level.

The Company does not have intangible assets with indefinite useful lives other than goodwill, Trademark, and the acquired IPR&D discussed in Note 17. As of December 31, 2020, there has been no impairment of goodwill and intangible assets.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the twelve months ended December 31, 2020 and 2019.

Contingent consideration liabilities

Certain of The Company’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling shareholders in amounts determined upon attainment of revenue milestones, from product sales, as applicable. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from the Sera Labs’ products.

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that the Company records in its consolidated financial statements. See Notes 17 for a full discussion of these liabilities.

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

Under Topic 606, the Company recognizes revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied. In essence, we recognize revenue when or as control of the promised goods or services transfer to the customer.

Cure Pharmaceutical Revenue

The Cure Pharmaceutical derives revenues from two primary sources: products and services. Product revenue includes the shipment of products according to agreements with the Cure Pharmaceutical’s customers. Services include research and development contracts for the development of OTF products utilizing the Cure Pharmaceutical’s CureFilm Technology or our other proprietary technologies. Cure Pharmaceutical’s contracts with customers rarely contain multiple performance obligations. For these contracts, Cure Pharmaceutical accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Cure Pharmaceutical’s formulation and product development income include services for the development of OTF products utilizing our CureFilm Technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. Cure Pharmaceutical generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

Sera Labs Revenue

Sera Labs recognizes revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied. In essence, we recognize revenue when or as control of the promised goods or services transfer to the customer.

Revenue from eCommerce sales, including direct-to-consumer sales, are recognized upon shipment of merchandise. We also elected to adopt the practical expedient related to shipping and handling fees which allows us to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. Shipping revenue are recorded upon delivery to the customer.

Practical Expedients and Exemptions

The Company has elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•

The Company adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	The Company made the accounting policy election to exclude any sales and similar taxes from the transaction price; and

•	The Company adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included sales tax payable in the balance sheet.

Sales Returns, Discounts and Warranties

Sales returns, discount and warranties are considered variable consideration under ASC 606. The Company reduces revenue for estimated future returns, discounts and warranties which may occur with distributors and retailers. When evaluating the adequacy of sales returns, discounts and warranties, the Company analyzes the following: historical credit allowances, current sell-through of inventory of the Company’s products, current trends in retail industry, changes in customer demand, acceptance of products, and other related factors.

Cost to Obtain a Contract

The Company pays sales commission to its employees and outside sales representatives for contracts that they obtain relating to wholesale and personal protective equipment. The Company applies the optional practical expedient to immediately expense costs to obtain a contract if the amortization period of the asset that would have been recognized is one year or less. As such, sales commissions are immediately recognized as an expense and included as part of sales and marketing expenses.

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At December 31, 2020 and 2019, we had contract liabilities of $1.0 million and $0.5 million, respectively.

Contract liabilities is made up of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Customer deposits for commercial products	$281	$456
Customer deposits for personal protective equipment	713	-
Total contract liabilities	$994	$456

The following table summarizes the changes in contract liabilities during the years ended December 31, 2020 and 2019 (in thousands):

Balance at December 31, 2018	$383
Additions	493
Transfers to Revenue	(420)
Balance at December 31,2019	456
Additions	1,033
Transfers to Revenue	(495)
Balance at December 31, 2020	$994

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations. The Company recorded advertising costs of $1.1 million and $0.5 for the years ended December 31, 2020 and 2019, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $2.8 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts will be reflected in the 2020 financial statements. It is uncertain if and to what extent various states will conform to the 2017Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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

Pursuant to ASU 2018-07 (Topic 718) for share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “grant date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

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

Business combinations and fair value measurements

The Company accounts for business combinations in accordance with ASC 805, which requires the purchase consideration transferred to be measured at fair value on the acquisition date in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When a part of the purchase consideration consists of shares of the Company common stock, the Company calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the OTC as of the acquisition date. The Company recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At December 31, 2020 and 2019, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets are measured at fair value using the period-end quoted market prices as a Level 1 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 12).

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The carrying amount of the PPP loan approximates fair value because of the SBA guarantee on the terms of the loan and the relatively recent funding date of the loan (see Note 10).

The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$3,205	$-	$-	$3,205
Fair value of Series A Note	$7,010	$-	$-	$7,010
Fair value of Series B Note	$11,674	$-	$-	$11,674
Fair value of derivative liability	$-	$-	$-	$-

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$16,043	$-	$-	$16,043
Fair value of derivative liability	$91	$-	$-	$91

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to December 31, 2020, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the Consolidated Statements of Operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes were recognized in earnings as incurred and not deferred.

The following table summarizes the changes in Level 3 financial instruments during the year ended December 31, 2020 (in thousands):

Fair value at December 31, 2019	$—
Initial fair value of Series A Note	9,042
Initial fair value of Series B Note	11,990
Change in fair value of Series A Note	165
Change in fair value of Series B Notes	(316)
Conversion of Series A Notes	(2,197)
Fair value of Series A and B Notes at December 31, 2020	$18,684

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Series A and Series B Notes are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy is as follows:

Date of valuation	October 30, 2020	December 31, 2020
Stock price	$1.25	$1.30
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	2.00	1.83
Term (in years) – Series B Note	1.00	0.83
Volatility – Series A Note	87%	86%
Volatility – Series B Note	81%	80%
Risk-free interest rate – Series A Note	0.14%	0.12%
Risk-free interest rate – Series A Note	0.13%	0.09%
Interest rate	18%	18%

The Company recorded a loss of $9.3 million due to the change in fair value of Series A and B convertible notes for the year ended December 31, 2020.

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

Accounting for warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. The Company does not have any liability classified warrants as of any period presented.

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2020 and 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

Non-controlling Interests in Consolidated Financial Statements

The Company follows ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements.” This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and non-controlling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed their interests in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest shall be attributed to those interests even if that attribution results in a deficit non-controlling interest balance. As of December 31, 2020, and 2019, the Company did not have any non-controlling interest in connection with our majority-owned subsidiary, Oak in the accompanying consolidated balance sheets as we deconsolidated Oak on April 15, 2019.

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

The following table sets forth the computation of basic and diluted net income per share for the year ended (in thousands, except per share data):

(Dollars in thousands)	December 31, 2020	December 31, 2019

Net loss attributable to the Company	$(30,621)	$(21,363)
Weighted average outstanding shares of common stock	47,308,158	34,540,461
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants		-
Conversion of convertible notes	-	-
Issuance of contingent shares relating to CHI acquisition	-	-
Common stock and common stock equivalents	47,308,158	34,540,461
Income per share:
Basic net loss per share	$(0.65)	$(0.62)
Diluted net loss per share	$(0.65)	$(0.62)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive (in thousands, except per share data):

	December 31, 2020	December 31, 2019

Vested stock options from the Company’s 2017 Equity Incentive Plan	2,757,687	1,481,391
Warrants	2,479,849	6,648,446
Shares to be issued upon conversion of convertible notes	115,047	115,047
Total	5,352,583	8,244,884

In connection with Sera Labs Merger, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the "Clawback Shares”) based on the achievement of certain sales milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above.

The Series A and B Notes (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein. Due to the uncertainty of the number of shares to be issued, the shares to be issued from the conversion of the Series A and B Notes were also not included in the table above.

Segment Reporting

The Company uses the "management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it does have segment reporting relating to Cure Pharmaceutical and Sera Labs.

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

Risks and Uncertainties

The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company's business. The broader implications of the COVID-19 pandemic on the Company's financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, and the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus. The impact on the Company's customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Series A and Series B convertible notes:

The Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

Recent Accounting Pronouncements Adopted

ASU 2016-01

For financial liabilities measured using the fair value option in ASC 825, ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued in January 2016, requires entities to recognize the changes in fair value of liabilities caused by a change in instrument specific credit risk (own credit risk) in other comprehensive income. The ASU is effective for calendar-year public business entities beginning in 2018. For all other calendar-year entities, it is effective for annual periods beginning in 2019 and interim periods beginning in 2020. Entities can early adopt certain provisions of the new standard, including this provision related to financial liabilities measured under the fair value option. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from October 30, 2020 to December 31, 2020.

ASU-2018-09

ASU 2018-09, Codification improvements, clarifies the accounting for a debt extinguishment when the fair value option is elected. Upon extinguishment an entity shall include in net income the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk. The ASU is effective for calendar-year public business entities beginning in 2019. For all other calendar-year entities, it is effective for annual periods beginning in 2020 and interim periods beginning in 2021. Early adoption is permitted for any fiscal year or interim period for which an entity’s financial statements have not yet been issued or have not been made available to be issued. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from October 30, 2020 to December 31, 2020. Since there is no change accounted for as a change in Credit Risk (included in other comprehensive income/loss) there is no impact to the Company’s financial statements from this new guidance.

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

The new standard provides optional practical expedients in transition. We did not elect the package of practical expedients where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting where we elected the practical expedients on adoption and did not record any ROU asset with terms of less than 12 months.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2022. The guidance will be applied using the modified-retrospective approach. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323,and Topic 815. ASU 2020-01 addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Observable transactions that require a company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, should be considered immediately before applying or upon discontinuing the equity method. Certain non-derivative forward contracts or purchased call options to acquire equity securities generally will be measured using the fair value principles of ASC321 before settlement or exercise and consideration shall not be given to how entities will account for the resulting investments on eventual settlement or exercise. ASU 2020-01 is effective for the Company beginning in the first quarter of 2021 and early adoption is permitted. ASU 2020-01 should be applied prospectively. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2020 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2020, and 2019, prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Prepaid consulting services	$14	$285
Prepaid clinical study	32	175
Prepaid insurance	347	146
PPE deposits	700	-
Prepaid equipment	61	1,135
Prepaid inventory	211	5
Prepaid expenses	66	48
Other assets	79	35
Prepaid expenses and other assets	$1,510	$1,829
Current portion of prepaid expenses and other assets	$(1,452)	$(1,794)
Prepaid expenses and other assets less current portion	$58	$35

NOTE 4 – INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Raw Materials	$64	$78
Packaging Components	54	50
Work-In-Process	22	18
Finished Goods	603	15
	$743	$161
Reserve for Obsolescence	(294)	(5)
Total inventory	$449	$156

For the years ended December 31, 2020 and 2019, inventory reserves amounted $0.3 million and $0.002 million, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2020, and 2019, property and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Equipment not yet placed in service	$1,465	$-
Manufacturing equipment	1,074	902
Computer and other equipment	626	585
Leasehold improvements	-	77
Less accumulated depreciation	(1,091)	(923)
Property and Equipment, net	$2,074	$641

For the years ended December 31, 2020 and 2019, depreciation expense amounted to $0.2 million and $0.2 million, respectively.

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

On July 31,2020, the Company purchased a $0.5 million secured promissory note (the “Sera Labs Note”) issued by Sera Labs, in connection with the execution of the Memorandum of Understanding summarizing the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company. The Sera Labs Note bears an interest at the rate of 9% per annum and has a maturity date of December 31, 2020. On September 16, 2020, a Note Modification Agreement was signed, modifying the principal amount to $0.55 million with interest on $0.5 million of the principal amount accruing from and after July 31, 2020 and on $0.05 million of the principal amount from and after September 16, 2020. The note was settled as part of the Sera Labs acquisition, see Note 17.

Note receivable consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Coeptis Pharmaceuticals, Inc.	$200	$200
Less: allowance for doubtful accounts	(200)	(200)
Note receivable, net	$-	$-

The Company has allowed in full this note receivable due to the uncertainty of repayment as of December 31, 2020.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.02 million and $0.05 million of legal patent costs that were capitalized during the year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million, $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

As of December 31, 2020 and 2019, goodwill and intangible assets, net, consisted of the following (in thousands):

	2020	2019
Goodwill (1)	$13,868	$9,178

Intangible assets:
Acquired IPR&D – Chemistry (2)	$14,460	$14,460
Pending patents – Cure Pharmaceutical	259	289
Intangible assets subject to amortization:
Customer relationships (2)	7,110	-
Tradename (2)	2,610	-
Noncompete (2)	462	-
Intellectual property	972	972
Issued patents	1,044	990
Total intangible assets	26,917	16,711
Accumulated amortization	(1,312)	(615)
Intangible assets, net	$25,605	$16,096

________

(1)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 17). In 2020, the Company recorded additional goodwill of $4.7 million as a result of the Sera Labs acquisition.

(2)	See Note 17 for information on the Mergers which were consummated in May 2019 and October 2020.

Amortization expense was $0.7 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2021	$2,427
2022	2,369
2023	2,196
2024	2,033
2025	1,543
Thereafter	318
Total Amortization	$10,886

NOTE 8 - RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On November 1, 2018, the Company entered into a financial services agreement with a related party, Eventus Consulting, P.C. (“Eventus”), of which Mr. Alex Katz, the Company’s former Chief Financial Officer, is a Director. Pursuant to the agreement Eventus will provide certain accounting, financial and strategic consulting services to the Company for a period of one year, unless otherwise terminated. The Company shall pay Eventus $22,500 per month for all work performed. This agreement with Eventus ended in the 1st quarter of fiscal year 2019 and the Company recorded a gain on settlement of $0.02 million relating to accounts payable due to Eventus. As of December 31, 2020, the Company did not owe any amounts to Eventus.

On January 2, 2019, Sera Labs entered into an administrative service agreement ("Service Agreement”) with Visionworx, an affiliate of Sear Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement.  The Service Agreement is effective on January 2, 2019 and will continue for a period of two years. The term of the Service Agreement will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members, for a principal amount of $150,000. The August Note is due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due June 30, 2021 and has an interest rate of 8% per annum.On November 9, 2020, a payment of $0.3 million was made and applied to principal only. As of December 31, 2020, total outstanding due to Mrs. Duitch was $0.9 million.

Interest expense in regard to related party payables for the years ended December 31, 2020 and 2019 was $0.02 million and $0, respectively.

NOTE 9 – LOAN PAYABLE

Loan payable consists of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Note to a company due September 29, 2020, including interest at 4.95% per annum; unsecured; interest due monthly	$-	$127
Note to a company due September 29, 2021, including interest at 4.32% per annum; unsecured; interest due monthly	182	-
Note to a company due June 6, 2021, including interest at 6.55% per annum; unsecured; interest due monthly	83
Current portion of loan payable	(265)	(127)
Loan payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2020 and 2019 was $0.003 million and $0.003 million, respectively.

NOTE 10 - NOTES PAYABLE AND PAYCHECK PROTECTION PROGAM LOAN

Notes payable consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	-
Promissory note to a company due August 12, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	-
Current portion of note payable	$800	$50

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $250,000 and $500,000, respectively. The Notes are due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors.

On September 25, the Company issued a demand secured promissory note to Ionic Ventures, LLC ("Ionic”), dated September 25, 2020 (the "Promissory Note”), in the principal amount of $1.1 million with the Company receiving gross proceeds of $1.0 million and $0.1 million being an original issue discount.  The Promissory Note is secured by certain assets of the Company as further set forth therein, bears no interest rate and is subject to payment on demand of Ionic after the earlier of either (a) the initial date after September 25, 2020 of any offering of securities by the Company with gross proceeds of at least $1.0 million or (b) October 31, 2020. The outstanding principal amount and any unpaid accrued Late Charges (as defined below) may be prepaid at any time, without notice, premium or penalty. Payments will be credited first to the accrued Late Charges then due and payable and the remainder applied to the outstanding principal.  On October 30, 2020, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense of $1.1 million from the proceeds of the Series A Note further described in Note 11.

Paycheck protection program consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019

Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.	$399	$-
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured	206	-
Payment protection program loan	$605	$-

In April 2020, the CURE Pharmaceutical and Sera Labs received loan proceeds in the amount of approximately $0.4 million and $0.2 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.

The unforgiven portion of the PPP loans is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the PPP loan proceeds will meet the conditions for forgiveness of the PPP loans, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the remaining loans not forgiven, in whole or in part.

Interest expense for the year ended December 31, 2020 and 2019 was $0.03 million and $0.3 million, respectively.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

Fair value of convertible promissory notes consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019

Series A subordinated convertible note at fair value	$7,010	$-
Series B subordinated convertible note at fair value	11,674	-
Total convertible promissory notes	18,684	-
Less: Investor Note offset – Series B Note	(5,000)	-
Carrying value of convertible promissory notes at fair value	13,684	-
Less: current portion of convertible promissory notes at fair value	(6,674)	-
Convertible promissory notes, less current portion	$7,010	$-

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

The Series A Note was sold with an original issue discount of $600,000 and the Series B Note was sold with an original issue discount of $900,000. The Investor paid for the Series A Note to be issued to the Investor by delivering $4,000,000 in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6,000,000. The Company will receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. In certain circumstances, the Investor Note may be automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount. During the year ended December 31, 2020, the Company received $1.0 million from the Investor Note, leaving a remaining balance of $5.0 million of the Investor Note as of December 31, 2020, which is netted against the Series B Note and included in convertible promissory notes in the balance sheet.

The placement agent received a placement agent fee of $306,000 at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note, the Company’s net cash proceeds at the closing were approximately $2,340,000. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be another $480,000, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8,850,000. In addition, the placement agent received a warrant (the “Warrant”) exercisable for two years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under "Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

The Convertible Notes mature on October 30, 2022 with respect to the Series A Note and October 30, 2021 with respect to the Series B Note (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default. On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than restricted amounts under a Series B Note) presenting all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that any restricted amount under the Series B Note will be automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below). The Company may not prepay any amounts due under the Convertible Notes. The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default at which point interest shall be 18%.

Each Convertible Note (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein.

Promptly after the consummation of the sale of the Convertible Notes, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense on the Senior Promissory Note issued on September 25, 2020 to the Investor (the “September Note”). The cash payment to the Investor to satisfy the September Note was in the amount $1,100,000.

Payment of Amounts Due under the Convertible Notes

On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than restricted amounts under a Series B Note) presenting all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that any restricted amount under the Series B Note will be automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below). The Company may not prepay any amounts due under the Convertible Notes.

Interest

The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default (as defined in the Convertible Notes). During any such Event of Default, the Convertible Notes will accrue interest at the rate of 18% per annum. See "—Events of Default” below.

Conversion; Alternate Conversion upon Event of Default

Each Convertible Note (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price.

If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein.

Conversion Limitation

The Investor will not have the right to convert any portion of a Convertible Notes, to the extent that, after giving effect to such conversion, the Investor (and other certain related parties) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. This limit may, from time to time, be increased, up to 9.99%, or decreased; provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

Events of Default

The Convertible Notes include certain customary and other Events of Default. In connection with an Event of Default, the Investor may require the Company to redeem in cash any or all of the Convertible Notes. The redemption price will be at a premium to the amount due under the Convertible Notes as described therein.

Change of Control

In connection with a Change of Control (as defined in the Convertible Notes), the Investor may require the Company to redeem all or any portion of the Convertible Notes. The redemption price per share will be at a premium to the amount due under the Convertible Notes as described therein.

Covenants

The Company will be subject to certain customary affirmative and negative covenants including those regarding the payment of dividends, maintenance of its property, transactions with affiliates, and issue notes and certain securities.

Placement Agent Warrants

On October 2, 2020 and December 31, 2020, in connection with the Series A Note and Series B Note, respectively, a placement agent is to receive a warrant (the “Warrant”) exercisable for 2 years for the purchase of an aggregate of up to 242,424 and 60,606 shares, respectively, of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock.

The Company used the Black-Scholes model to determine the fair value of the Warrants issued to the Placement Agent. The Company has elected the Fair Value Option for the Series A Note and Series B Note, accordingly the fair value of the Warrants issued to the placement agent were expensed.

The following table sets forth the assumptions used and calculated aggregated fair values of the warrants:

October 30, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.36%
Expected stock price volatility	81.14%
Expected dividend payout	-
Expected warrant life (in years)	2
Expected forfeiture rate	0%

Fair Value Option for the Series A and Series B Notes

The Company elected the fair value option under ASC 825, Financial Instruments, for both the Series A and Series B Notes and accounted for the Notes as follows (1) the portion of the change in the liability’s fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income (2) the remaining change in the liability’s fair value in net income (3) the excess of the fair value over the proceeds is recognized as an expense and (4) upfront costs and fees are recognized in earnings as incurred Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. The Company recognized a loss of $4.4 million and $5.1 million at the time of issuance of the Series A and Series B Notes, respectively, as a result of the make whole provision noted within the debt arrangements as the debt holders would be awarded a variable number of shares at the time of conversion which would always equate to an amount greater than the principal amount of the debt.

The Company recorded a loss of $4.6 million and $4.7 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the year ended December 31, 2020 and were recorded in the consolidated statement of operations. The Company incurred debt issuance cost of $0.7 million and $0.1 million attributed to the Series A and Series B Notes, respectively, which were expensed as incurred.

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

The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$-	$-	$-	$-

The following table summarizes fair value measurements by level at December 31, 2019 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Derivative Liability	$91	$-	$-	$91

The Company has issued Series A and B Notes in addition to convertible promissory notes during 2020 and 2018. The convertible notes require us to record the value of the conversion feature as a liability, at fair value, pursuant to ASC 815, including provisions in the notes that protect the holders from declines in the Company’s stock price, which is considered outside the control of the Company. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled. The fair value of the conversion feature is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term. The assumptions used in valuing the derivative liability during 2020 were as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.28%-0.37%
Expected stock price volatility	68.23%-81.14%
Expected dividend payout	-
Expected option life (in years)	1
Expected forfeiture rate	0

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2018 to December 31, 2020 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2018	$618
Loss on change in fair value included in earnings	(527)
Balance at December 31, 2019	91
Loss on change in fair value included in earnings	(91)
Balance at December 31, 2020	$-

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

In June 2020, as part of the Company’s settlement with CHI we amended the warrants to purchase up 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. As part of the settlement the Company reduced the number of warrants to 708,467 common stock shares at an exercise price of $2.00 per share which was reduced from the original exercise price of $5.01 per share. In addition, the expiration date of the warrants was amended to expire on June 5, 2020. The warrants were exercisable on the date of issuance and were exercised by the warrant holders and the Company received $1.4 million. The Company determined based on Black-Scholes value calculated for pre and post modification, there was no incremental value to the warrant modification as the exercise price was more than the fair value of the stock.

On October 2, 2020 and December 31, 2020, in connection with the Series A Note and Series B Note, respectively, a placement agent is to receive a warrant (the “Warrant”) exercisable for 2 years for the purchase of an aggregate of up to 242,424 and 60,606 shares, respectively, of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock.

On December 8, 2020, an individual exercised 62,851 warrants by means of a cashless exercise with an exercise price of $1.00 per share. As a result of the exercise, the Company is to issue 26,936 common stock shares of the Company. As of the filing of this report, the Company has not yet issued these shares and is included in common stock issuable as of December 31, 2020.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	5,340,751	$2.20	3.80
Granted	9,489,340	$4.62	4.10
Exercised	(163,573)	$1.83	-
Forfeited/Expired	-	$-	-
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	303,030	1.32	1.86
Exercised	(771,318)	1.92	-
Forfeited/Expired	(11,718,381)	5.01	-
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Exercisable at December 31, 2020	2,479,849	$1.86	1.23

Warrant summary for the year ended December 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00–$6.00	2,479,849	1.23	$1.86	2,479,849	$1.86
	2,479,849	1.23	$1.86	2,479,849	$1.86

Warrant summary for the year ended December 31, 2019:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.00-$7.00	14,666,518	2.99	$3.70	6,648,446	$2.07
	14,666,518	2.99	$3.70	6,648,446	$2.07

The change in warrant value for the year ended December 31, 2020 and 2019 was $0.1 million and $3.7 million, respectively.

The weighted-average fair value of warrants granted during the years ended December 31, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2020	December 31, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.36%	1.69%
Expected stock price volatility	81.14%	82.66%
Expected dividend payout	-	-
Expected warrant life (in years)	3	3
Expected forfeiture rate	0%	0%

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2020 was $0.2 million.

NOTE 14 – STOCK INCENTIVE PLANS

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. On November 28, 2020, the Company registered an additional 5,000,000 shares of common stock of the Company that are available to be granted by filing a Form S-3 Registration Statement under the Securities Act of 1933.

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

The Company issued 90,000 Incentive Stock Options to an officer of the Company during the year ended December 31, 2020. The Company did not issue any ISO’s during the year ended December 31, 2019. The Company issued 3,510,364 Nonstatutory Stock Options (“NSO”), 150,000 Restricted Common Stock (“RCS”), and 431,578 Restricted Stock Units (“RSU”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the year ended December 31, 2020. During the year ended December 31, 2020, 30,000 NSO’s were exercised at $0.74 per share in exchange for $22,200. The Company issued 1,170,000 NSO’s to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the year ended December 31, 2019. During the year ended December 30, 2019, no NSO’s or ISO’s were exercised. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2018	2,313,050	$0.79	9.27
Granted	1,390,000	$3.54	7.36
Exercised	-	$-	-
Forfeited/Expired	(235,400)	$1.59	-
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	3,600,364	1.26	9.19
Exercised	(30,000)	0.74	-
Forfeited/Expired	(752,222)	1.76	-
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Exercisable at December 31, 2020	2,757,687	$1.50	8.05

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61-$4.01	6,285,792	8.86	$1.52	2,757,687	$1.50
	6,285,792	8.86	$1.52	2,757,687	$1.50

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 was $0.1 million.

The aggregate grant date fair value of options granted during the year ended December 31, 20120 and 2019 amounted to $2.2 million and $4.3 million, respectively. Compensation expense related to stock options for the year ended December 31, 2020 and 2019 was $2.0 million and $1.5 million, respectively.

As of December 31, 2020, the total unrecognized fair value compensation cost related to unvested stock options was $3.1 million, which is to be recognized over a remaining weighted average period of approximately 9.5 years.

The weighted-average fair value of options granted during the years ended December 31, 2020 and 2019, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2020	December 31, 2019
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.59%	1.69%
Expected stock price volatility	81.14%	82.66%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

Restricted Stock

Subject to the restrictions set with respect to the particular Award, a recipient of Restricted Stock generally shall have the rights and privileges of a shareholder, including the right to vote the Restricted Stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the Restricted Stock shall be withheld for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld. The cash dividends or stock dividends so withheld and attributable to any particular share of Restricted Stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of the Board or Committee, in shares of common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the Restricted Stock and, if the Restricted Stock is forfeited, the recipient shall have no right to the dividends.

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares for the years ended December 31, 2020 and 2019 was $0.5 million and $0.5 million, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	317,708	$1.44
Granted	84,177	3.17
Vested	(319,799)	1.57
Forfeited/Expired	-	-
Non-vested, December 31, 2019	82,086	2.69
Granted	150,000	1.60
Vested	(181,849)	2.08
Forfeited/Expired	(237)	-
Non-vested, December 31, 2020	50,000	$1.60

At December 31, 2020 and 2019, the Company had approximately $0.1 million and $0.2 million, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0.14 years and 2.19 years, respectively.

Restricted Stock Units

The terms and conditions of a grant of Restricted Stock Units shall be determined by the Board or Committee. No shares of common stock shall be issued at the time a Restricted Stock Unit is granted. A recipient of Restricted Stock Units shall have no voting rights with respect to the Restricted Stock Units. Upon the expiration of the restrictions applicable to a Restricted Stock Unit, The Company will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	-	$-
Granted	60,759	3.66
Vested	-
Forfeited/Expired	-
Outstanding, December 31, 2019	60,759	3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, December 31, 2020	431,578	$1.33

At December 31, 2020 and 2019, the Company had approximately $0.6 million and $0.2 million, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.64 years and 0.60 years, respectively.

Compensation expense related to restricted stock units for the years ended December 31, 2020 and 2019 was $0.3 million and $0.08 million, respectively.  All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the years ended December 31, 2020 and 2019.

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2020 and 2019, there were 59,476,268 and 38,001,543 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2020 to December 31, 2020, the Company issued 281,250 common stock shares, at prices per share ranging from $1.40 to $3.93 in consideration for certain consulting services. The total value of these issuances was $0.5 million.

From January 1, 2020 to December 31, 2020, the Company issued 194,016 common stock shares, at prices per share ranging from $1.60 to $3.15 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.02 million.

On June 5, 2020, the Company issued 12,058,623 shares of its common stock, at a price per share equal to$1.82, in connection with the Release, Waiver, and Amendment Agreement entered into with CHI. The total value of these issuances was $21.9 million. $0.2 million related to common stock issuable as of December 31, 2019 that was issued in during 2020.

On June 5, 2020, the Company issued 708,467 common stock shares, at a price of $2.00 per share, from the exercise of certain warrants. Total value of these issuances was $1.4 million.

On October 2, 2020, the Company issued 6,909,091 common stock shares at a price per share of $1.38, in connection with the Sera Labs Merger. The total value of this issuance was $9,534,546

On December 9, 2020, the Company issued 757,576 common stock shares, at a price per share of $1.32 in connection to conversion of $1,000,000 of the Series A Note plus 565,702 common stock shares at a price per share of $0.89 in connection to the make-whole-amount of $500,000 per the terms of the Series A Note.

Common Stock Issuable

In 2018, the Company entered into an amendment to extend the maturity date of a convertible promissory note. As compensation for extending the note, the Company is to issue 150,000 common stock shares of the Company at a price of $2.05 per share. As of the filing of this Current Report on Form 10-K, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.3 million.

In 2018, convertible promissory notes and accrued interests totaling $0.3 million was converted into 297,288 shares of common stock of the Company at a price of $0.89 per share. As of the filing of this Current Report on Form 10-K, the Company has not yet issued these common stock shares and has recorded a stock issuable of $0.3 million.

From October to December 2020, the Company entered into Consulting Agreements (“Agreements”) with individuals. Per the terms of the Agreements, the Company is to issue 108,186 common stock shares of the Company at prices ranging from $1.00 to $1.28 per share. As of our filing of our Form 10-K for the year ended December 31, 2020, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.09 million.

NOTE 16 – SEGMENT REPORTING

Business Segments

The Company manages its operations through two business segments: Cure, which develops and manufactures pharmaceutical and wellness products, and Sera Labs, which sells wellness products through direct to consumer and wholesale channels.

The Company evaluates performance based on net operating profit. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the manufacturing plant is captured discretely in the Cure segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows (in thousands):

	2020	2019
Cure Operations:
Net sales	$1,007	$623
Operating loss	(17,377)	(13,692)
Assets	30,148	32,460
Accounts receivable	131	142
Inventory	209	156

	2020	2019
Sera Labs Operations:
Net sales	$1,044	$-
Operating loss	(1,581)	-
Assets	16,211	-
Accounts receivable	93	-
Inventory	240	-

	2020	2019
Consolidated Operations:
Net sales	$2,051	$623
Operating loss	(18,958)	(13,692)
Assets	46,359	32,460
Accounts receivable	224	142
Inventory	449	156

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
CureFilm™ sales	37%	59%
Research & Development services	11%	40%
Product sales - CBD	49%	-
Total	97%	99%

The Company received revenue from one customer that individually represents greater than ten percent of consolidated revenues. Revenue for this customer represents 16% of consolidated revenues for the year ended December 31, 2020 and 49% of consolidated revenues for the year ended December 31, 2019.  Accounts receivable from this customer at December 31, 2020 and 2019 was $0.03 million and $0.1 million, respectively.

NOTE 17 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

Sera Labs Acquisition

On October 2, 2020, the Company acquired all of the issued and outstanding stock of Sera Labs. All issued and outstanding shares of the capital stock of Sera Labs were converted into the right to receive, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash (the “Upfront Payment”) and (ii) up to 6,909,091 shares of the Company’s common stock. On October 1, 2020, the Parties entered into a Waiver of Closing Condition, pursuant to which the Company’s obligation to pay the Upfront Payment at the Effective Time was extended to October 13, 2020. Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as set forth in the Sera Labs Merger Agreement. Subsequent to the Effective Time and for a period of two years, the Company agreed to make available to Sera Labs $4.0 million for working capital, less the outstanding amount of the Secured Promissory Note previously issued by the Company to Sera Labs.

Sera Labs is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. Its more than 20 products are sold under the brand names Seratopical™, SeraLabs™, and Gordon’s Herbals™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 12,897,115 total potential shares to be issued, 5,988,024 shares are considered contingent shares based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as described in the Sera Labs Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares of $3.1 million will be recorded as a liability as contingent share consideration as of October 2, 2020.

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2019	$-
Fair value at October 2, 2020	3,083
Fair value at December 31, 2020	3,204
Net change in fair value during the year ended December 31, 2020	$(121)

The Company estimated the fair value of the preliminary purchase price for the acquisition of Sera Labs is approximately $14.2 million. The Company acquired Sera Labs through the issuance of shares of Common Stock of the Company with $1 million of cash consideration to be provided. The preliminary total purchase price was determined based on the following: i) $1 million of the Upfront Payment ii) Company’s closing price ($1.38) on October 2, 2020 for the closing merger consideration shares; and iii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 24 month performance period applied to the Clawback Shares.

(Dollars in thousands)	Shares	Amount
Upfront Payment	-	$1,000
Closing Merger Consideration Shares	6,909,091	9,535
Contingent Consideration Shares (Clawback Shares)	5,988,024	3,083
Liabilities assumed	-	550
Total purchase price	12,897,115	$14,168

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

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed in the Sera Labs acquisition, which is subject to change during measurement period:

(Dollars in thousands)
Net assets acquired:
Cash	$1,357
Other assets	1,440
Property, plant and equipment	6
Other long term assets	384
Intangibles assets	10,182
Goodwill	4,687
Accounts payable and accrued expenses	(1,063)
Contract liabilities	(1,963)
Other current liabilities	(462)
Other long-term liabilities	(400)
Net assets acquired	$14,168

Information regarding identifiable intangible assets acquired in the Sera Labs acquisition is presented below:

(Dollars in thousands)	Weighted-average Estimated useful life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	5.0 years	$7,110
Tradename	4.0 years	$2,610
Non-compete	2.0 years	$462
Total finite-lived intangible assets acquired	4.6 years	$10,182

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

On June 5, 2020 (the “Release Effective Date”), the Company and CHI, entered into a Release, Waiver, and Amendment (the “Agreement”) and a related Warrant Amendment Agreement (“Warrant Amendment”), in order to make a full resolution of the shares issuable pursuant to the CHI Merger. The Agreement provided as follows: (a) all7,128,913 shares held in escrow were released to the Holders as of the Release Effective Date, of which 140,828shares were returned to the Company for cancellation in consideration for the Company committing to pay certain outstanding liabilities, (b) of the 11,225,299 total shares issuable pursuant to the earn-out provisions in the CHI Merger Agreement, 5,612,654 shares were issued to the Holders as of the Release Effective Date (310,821 of which were assigned back to the Company as of the Release Effective Date) and the obligation of the Company to issue any further earn-out shares was terminated, and (c) certain Holders exercised warrants issued in the CHI Merger to purchase708,467 shares of Common Stock on the Release Effective Date at a price of $2.00 per share (which reflects a reduced exercise price as a result of the Warrant Amendment) for gross proceeds to the Company of approximately $1.4million and the remaining warrants to purchase 7,309,605 shares of Common Stock issued in the CHI Merger expired on the Release Effective Date as a result of an amendment of such warrants effected pursuant to the Warrant Amendment.

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. Below is the change of contingent share consideration during the year ended December 31, 2020:

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2018	$-
Fair value at May 14, 2019	14,632
Net change in fair value during the year ended December 31, 2019	1,657
Fair value of common stock shares to be released from escrow and to be issued	(246)
Fair Value at December 31, 2019	16,043
Settlement of contingent consideration liability	(21,701)
Net change in fair value during the year ended December 31, 2020	5,658
Fair Value at December 31, 2020	$-

The Company estimated the fair value of the preliminary purchase price for the acquisition of CHI is approximately $34.1 million. The Company acquired CHI through the issuance of shares of Common Stock of the Company with no cash consideration provided. The preliminary total purchase price was determined based on the following: i) Company’s closing price ($3.34) on May 14, 2019 for the Upfront Consideration Share; ii) the estimated fair value using the Monte-Carlo simulation of stock price correlation, and other variables over a 66 month performance period applied to the total number of contingent shares, which consists of the Clawback Shares, Achievement Shares and Earnout Shares, as determined based on the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished (“Adjusted Contingent Shares”); iii) the fair value of the Acquisition Warrant Shares based on using the Black-Scholes valuation using the a risk free rate of 2.4%, stock price volatility of 134.7%, no dividend payout, 1 year expected life, exercise price of $5.01 and an estimated stock price of $0.39 based on the end of the earn-out period, year 4 (as determine by using a Monte-Carlo simulation model); and iv) the Company estimated acquisition costs of $0.4 million, of which $0.3 million were included in general and administrative expenses for the period ended December 31, 2020.

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

Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements, CHI’s historical consolidated financial statements and Sera Lab’s historical consolidated financial statements as adjusted to give effect to the May 14, 2019 acquisition of CHI’s and the October 2, 2020 acquisition of Sera Labs. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition for CHI as if it had occurred on January 1, 2018 and January 1, 2019 for Sera Labs.

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

The following table presents pro forma sales, net loss attributable to Cure Pharmaceutical Holding, Inc., and net loss attributable to the Company per common share data assuming Sera Labs and CHI were acquired at the beginning of 2019 fiscal year.

For the year ended December 31, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$1,049	$6,728	$(34)	$7,743
Net loss	$(29,059)	$(3,051)	$162	$(31,948)

Net loss attributable to Cure per common share, basic and diluted	$(0.65)	$(0.26)		$(0.68)

For the year ended December 31, 2019 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Chemistry Holdings	Pro forma Adjustments	Consolidated Pro Forma
Net revenues	$623	$3,621	$-	-	$4,244
Net loss	$(21,363)	$(2,621)	$(330)	-	$(24,314)

Net loss attributable to Cure per common share, basic and diluted	$(0.62)	$(0.22)	$(0.01)		$(0.67)

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

NOTE 18 – INCOME TAXES

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

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has NOL’s of approximately $16.1 million, which expire through 2037, in general, and NOL’s of approximately $41.6 million, which has an infinite life. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required. The change in the valuation allowance was $7.3 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively

The provision for incomes taxes for the years ending December 31 is as follows (in thousands):

	2020	2019
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows (in thousands):

	2020	2019
Deferred income tax assets
Net operating loss carryforward	$14,359	$12,007
Change in fair value of convertible promissory notes	2,627	-
Noncash compensation	1,018	-
Deferred revenue	180	135
Lease liability	118	-
Other intangibles	195	-
Inventory reserve	82
Stock based compensation	79	-
Allowance for doubtful accounts	96	66
Accrued expenses	131	31
Total deferred tax assets	18,885	12,239

Deferred income tax liabilities
State income taxes	-	(922)
ROU assets	(110)	-
Prepaid expenses and other assets	(84)	-
Depreciation and amortization	(48)	(16)
Valuation allowance	(18,643)	(11,301)
Total deferred tax liabilities	(18,885)	(12,239)

Deferred income tax, net	$-	$-

Open income tax years for audit purposes (Federal and State) are from 2017 through 2020. The Company has not been serviced with any audit notices, as of the year ended December 31, 2020. In addition, the Company is current in filing our sales and income tax returns.

Internal Revenue Code Section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2016. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2020 and 2019, The Company has no accrued interest and penalties.

NOTE 19 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

On September 4, 2018, Cure Pharmaceutical Holding Corp., through its subsidiary, Cure Pharmaceutical Corp. (together, the “Company”) entered into its first multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). Under the terms of the Licensing Agreement, Canopy will have an exclusive license to certain of the Company’s intellectual property rights, including the Company’s patented, multi-layer OTF, CUREfilm™ technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and the Company’s trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. The Company will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications.

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

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement.

During the year ended December 31, 2020 and 2019, the Company recognized $0.01 million and $0, respectively, of revenue relating to work completed regarding the transfer of technology fee as discussed in the License Agreement with Canopy.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of December 31, 2020, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, The Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2020, The Company had such severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements.

On May 8, 2020 the Company entered into a separation agreement (the "Separation Agreement”) with Jessica Rousset whereby the parties have agreed to a mutual separation of Mrs. Rousset’s employment as the Company’s Chief Operating Officer, effective May 8, 2020.

Pursuant to the terms of the Separation Agreement, Mrs. Rousset will be entitled to the following severance benefits: (i) a gross sum of $93,461.54, paid in equal installments over a six-month period; (ii) for a period of six months, an amount equal to the cost of her COBRA health benefits if she enrolls for COBRA coverage; (iii) acceleration of vesting of each equity award held by her to the extent the award would have vested had she remained employed for six months following her resignation; and (iv) an extended exercise period for certain equity awards held by her such that she may exercise vested shares under such outstanding equity awards until May 8, 2021. The Separation Agreement contains a release and certain restrictive covenants that are binding upon Mrs. Rousset

Indemnification

In the normal course of business, The Company may provide indemnification of varying scope under The Company’s agreements with other companies or consultants, typically The Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, The Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of The Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to The Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from The Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, The Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit The Company’s financial exposure. As a result, The Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, The Company has not recorded any liabilities for these agreements as of December 31, 2020 and 2019.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

Sera Labs will pay base monthly rent in the amount of $0.01 million during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%.. If the Lease is terminated based on the occurrence of an “event of default,” The Company will be obligated to pay the abated rent to the lessor.

On May 1, 2019, Sera Labs entered into a lease agreement to lease a 3,822 square feet office space and was absorbed by the Company upon acquisition of Sera Labs on October 2, 2020. The agreement contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term of the contract when it has determined it is reasonably certain to exercise the option. Sera Labs will pay base monthly rent in the amount of $0.01 million during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%. If the Lease is terminated based on the occurrence of an “event of default,” The Company will be obligated to pay the abated rent to the lessor.

Total rent expense was $0.3 million for the years ended December 31, 2020 and 2019.

The Company classified the Sera Labs lease as an operating lease in accordance with ASC 842 and has recognized a right-of-use asset and a lease liability based on the present values of its lease payments over its respective lease term. The Company used the services of a valuation company to compute the IBR which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available on the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

As of December 31, 2020, the current portion and long-term portion of operating lease liability is $0.1 million and $0.3 million, respectively.

The future payments due under the operating lease for the years ended December 31 are as follows:

Years
2021	$130
2022	134
2023	138
2024	46
2025	-
Undiscounted cash flow	448
Effects of discounting	(77)
Lease liabilities recognized	$371

Finance leases

During 2019, the Company entered into a 5-year equipment lease rental which requires the company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. For the year ended December 31, 2020, the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.04 million, respectively. For the year ended December 31, 2019 the Company did not have any current or long-term portion of finance capital lease liability.

Future minimum lease payments under non-cancellable finance leases as of December 31, 2020 are as follows (in thousands):

2021	$14
2022	14
2023	14
2024	10
2025	-
Thereafter	-
Finance lease liabilities recognized	$52

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2020 and 2019 (in thousands, except lease term and discount rate):

	2020	2019
Operating leases
Right-of-use assets, net	$343	-

Right-of-use lease liabilities, current	$93	-
Right-of-use lease liabilities, noncurrent	278	-
Total operating lease liabilities	$371	-

Financing Leases
Finance lease right-to-use assets, net	$52	63

Current liabilities	$12	11
Noncurrent liabilities	40	52
Total financing lease liabilities	$52	63

Weighted average remaining lease term
Operating leases	3.31 years	N/A
Financing leases	3.82 years	4.83 years

Weighted average discount rate
Operating leases	11.3%	N/A
Financing leases	9.0%	9.0%

NOTE 21 - SUBSEQUENT EVENTS

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

On January 20, 2021 and February 10, 2021, the Company collected a total of $0.2 million from Coeptis relating to a convertible promissory note issued from Coeptis on November 7, 2019 (“Coeptis Note”). The total payment of $0.2 million was full satisfaction of the principal amount and accrued interest until February 10, 2021.The Coeptis Note had a maturity date of June 15, 2020, which was not paid by the maturity date and was considered in default as of December 31, 2020 and fully reserved for. The Company will record the collection of the Coeptis Note as a recovery of bad debt during the first quarter of 2021.

On February 1, 2021, the Company entered into a collaboration and joint venture agreement (“Collaboration Agreement”) with Medolife Rx (“Medolife”) to produce Medolife’s products in the Company’s facility.The Company will grant access to Medolife for a joint production area within the Company’s production facility for the term of the Collaboration Agreement (5 years).In exchange for granting access to the Company’s production area, Medolife will pay a total of $0.3 million to the Company.

On February 5, 2021, $0.4 million of the PPP Loan was forgiven as permitted under Section 1106 of the CARES Act.

On February 25, 2021, the Company obtained and entered into a Consent and Waiver Agreement (the “Consent and Waiver”) to that certain Securities Purchase Agreement, dated as of October 30, 2020 by and between the Company and the Investor pursuant to which the Investor purchased the Notes.

Pursuant to the Consent and Waiver, the Investor has agreed to waive the applicable provisions of the Purchase Agreement and the Notes with respect to the issuance of 1.5 million shares Common Stock and/or options to purchase Common Stock of the Company to consultants and other service providers of the Company and its subsidiaries from time to time and shall hereafter be deemed to be Excluded Securities (as defined in each of the Purchase Agreement and the Notes).

