Form 10-Q
period 2021-03-31
Cure Pharmaceutical Holding Corp.
filed 2021-05-17
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 13, 2021, we had 60,896,725 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousand, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$480	$1,725
Accounts receivable, net	268	224
Note receivable, net	-	-
Inventory, net	803	449
Prepaid expenses and other assets	785	1,452
Total current assets	2,336	3,850

Property and equipment, net	1,970	2,074
Finance lease right-of-use assets, net	49	52
Operating lease right-of-use assets, net	322	343
Investment	509	509
Goodwill	13,868	13,868
Intellectual property and patents, net	1,724	1,711
In-process research and development, net	14,288	14,288
Customer relationships, Tradename, and Non-compete, net	9,029	9,606
Other assets	85	58

Total assets	$44,180	$46,359

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,363	$2,135
Accrued expenses	1,777	680
Payroll liabilities	276	308
Sales tax payable	315	311
Finance lease payable	12	12
Operating lease payable	96	93
Loan payable	156	265
Paycheck protection program loan	206	605
Related party payable	1,040	1,040
Notes payable	1,300	800
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	6,138	6,674
Contract liabilities	665	994
Total current liabilities	14,894	14,467

License fees	80	80
Finance lease payable	37	40
Operating lease payable	253	278
Fair value convertible promissory notes, net	6,514	7,010
Contingent share considerations	2,543	3,205

Total liabilities	24,321	25,080

Commitments and Contingencies (see Note 19)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares;
59,926,409 and 59,476,268 shares issued and outstanding as of
March 31, 2021 and December 31, 2020, respectively	60	60
Additional paid-in capital	103,465	101,807
Common stock issuable	758	665
Accumulated deficit	(84,424)	(81,253)
Total stockholders' equity	19,859	21,279

Total liabilities and stockholders' equity	$44,180	$46,359

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Product sales, net of discounts and refunds	$1,380	$203
Consulting research & development income	27	69
Shipping and other sales	38	8
Total revenues	1,445	280

Cost of goods sold:
Cost of goods sold	417	101

Gross profit	1,028	179

Operating expenses:
Research and development expenses	644	805
Selling, general and administrative expenses	5,545	2,126
Change in fair value of contingent stock consideration	(662)	(4,732)
Total operating expenses	5,527	(1,801)

Net operating income (loss) before other income (expense)	(4,499)	1,980

Other income (expense):
Interest income	2	15
Gain on extinguishment of debt	399	-
Loss on sale of property, plant and equipment	(41)	-
Change in fair value of derivative liability	-	64
Change in fair value of convertible promissory notes	1,032	-
Interest expense	(64)	(13)

Total other income (expense)	1,328	66

Net income (loss) before income taxes	(3,171)	2,046

Provision for income taxes	-	-

Net income (loss)	$(3,171)	$2,046

Net income (loss) per share
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04

Weighted average common shares outstanding
Basic	47,686,793	38,017,568
Diluted	47,686,793	53,085,573

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145		508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)		138
Issuance of common stock for exercise of warrants	26,936	-	-	-		-
Fair value of stock options and restricted stock granted			961			961
Fair value of restricted stock units granted			144			144
Net loss					(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	$60	$103,465	$758	$(84,424)	$19,859

Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$13,507
Issuance of common stock for professional services	31,250	-	68	163		231
Fair value of stock options and restricted stock granted			469			469
Fair value of restricted stock units granted			60			60
Net loss					2,046	2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$16,313

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net income (loss)	$(3,171)	$2,046

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	508	125
Stock based compensation - prepaid	74	148
Stock issued from equity incentive plan	138	-
Gain from extinguishment of debt	(399)	-
Change in fair value of contingent share consideration	(662)	(4,732)
Change in fair value of convertible promissory notes	(1,032)	-
Depreciation and amortization	663	80
Amortization of right of use asset	24	3
Bad debt expenses	5	-
Recovery of bad debt expense	(221)	-
Loss on disposal of property, plant and equipment	41	-
Inventory reserve for obsolescence	(1)	2
Change of fair value in derivative liabilities	-	(64)
Fair value of vested stock options and restricted stock	1,105	529

Change in operating assets and liabilities:
Accounts receivable	(49)	7
Inventory	(353)	(33)
Prepaid expenses and other assets	614	(83)
Other assets	(27)	-
Accounts payable	253	22
Accrued expenses	1,097	99
Payroll liabilities	(32)	-
Sales tax payable	4	-
Finance lease payable	(3)	(3)
Operating lease payable	(22)	-
Contract liabilities	(329)	(129)
License fees	-	(2)

Cash used in operating activities	(1,775)	(1,985)

Cash flows from investing activities
Investment in company	-	(250)
Purchase of intangible assets	(54)	(7)
Acquisition of property and equipment, net	(7)	(226)
Collection of notes receivable	200	-

Cash provided by (used in) investing activities	139	(483)

Cash flows from financing activities
Proceeds from notes payable	500	-
Repayment of loans payable	(109)	(46)

Cash provided by (used in) financing activities	391	(46)

Net decrease in cash and cash equivalents	(1,245)	(2,514)

Cash and cash equivalents, beginning of year	1,725	4,096

Cash and cash equivalents, end of period	$480	$1,582

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$12	$2
Income taxes	$-	$-

Non-cash investing and financing activities:	$-	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its recently acquired related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the year three months ended March 31, 2021 there was no significant direct impact on the Company’s operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2020 filed with the SEC on March 31, 2021.

Principle of Consolidation

The condensed financial statements include the accounts of CURE Pharmaceutical Holding Corp (“CPHC”) and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

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

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2021, we had an accumulated deficit of approximately $84.4 million and a working capital deficit of approximately $12.6 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of the date of this report, the Company had approximately $2.7 million of cash on hand. As further described in Note 11, on October 30, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which it sold to the Investor a Series A subordinated convertible note, with an initial principal amount of $4.6 million (the “Series A Note”), and a Series B senior secured convertible note, with an initial principal amount of $6.9 million (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”), for an aggregate principal amount of $11.5 million (the “Private Placement”). To date, the Company received gross proceeds from the Series A and Series B Notes of $5.0 million. To date, the Company paid legal and broker fees totaling $0.7 million and $1.1 million promissory note due to the Investor from the gross proceeds from the Series A and Series B Notes.

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

On May 6, 2021, the Company received $2.3 million of the settlement of the arbitration the Company filed against Canopy Growth Corporation (“Canopy”) with respect to the license agreement between the Company and Canopy.

While the Company believes the funds available through this financing and settlement with Canopy will be sufficient to meet the Company’s working capital requirements during the coming year, if the Company is unable to satisfy the conditions required to initiate the Mandatory Prepayment under the Investor Note, then it will need to obtain alternative financing. There can be no assurance that if such alternative financing is needed that it will be available on terms acceptable to the Company or will be enough to fully sustain the Company’s operations. If the Company is unable to raise sufficient additional funds it will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent share consideration, stock based compensation, beneficial conversion features, warrant values, deferred taxes and the assumptions used to calculate derivative liabilities and fair values of the purchase price allocations and convertible promissory notes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2021 and December 31, 2020, the Company had $0.3 million and $1.5 million in excess of the federal insurance limit, respectively.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Reelaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of March 31, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of March 31, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company has determined that there was no impairment of our investment in Releaf during the three months ended March 31, 2021.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill, Trademark, and the acquired IPR&D discussed in Note 17. As of March 31, 2021 and December 31, 2020, there has been no impairment of goodwill and intangible assets.

Business Combinations

The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the value of the assets acquired and liabilities assumed is recognized as goodwill.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2021 and 2020.

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

Cure Pharmaceutical has entered into a Collaboration and Joint Development Agreement (“Agreement”) with Medolife Rx (“Medolife”) on February 1, 2021 (“Effective Date”) for Medolife to produce Medolife Products (“Products”) in Cure Pharmaceutical’s cGMP facility. The term of this agreement is for five (5) years from the Effective Date (“Term”). Medolife is to pay $0.3 million to assist in completing the jointly developed production line at Cure Pharmaceutical’s cGMP facility. In addition, Cure Pharmaceutical will produce Products on behalf of Medolife and will grant access to Medolife for a joint production area within Cure Pharmaceutical’s production facility for the Term of this Agreement. The Company has determined that there are no distinct obligations for the $0.3 million and Cure Pharmaceutical does have further obligations as stated in the Agreement, thus the Company will recognize the revenue monthly over the Term, beginning February 1, 2021.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At March 31, 2021 and December 31, 2020, we had contract liabilities of $0.7 million and $1.0 million, respectively.

Contract liabilities is made up of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Customer deposits for commercial products	$465	$281
Customer deposits for personal protective equipment	200	713
Total contract liabilities	$665	$994

The following table summarizes the changes in contract liabilities during the three months ended March 31, 2021 and year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$456
Additions	1,033
Transfers to Revenue	(495)
Balance at December 31,2020	994
Additions	431
Customer deposits returned	(713)
Transfers to Revenue	(47)
Balance at March 31, 2021	$665

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $0.6 million and none for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.6 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the year ended December 31, 2020 financial statements. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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

The Company accounts for restricted stock awards and stock options issued at fair value, based the closing stock price of the Company’s common stock reported on the OTC Bulletin Board. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At March 31, 2021 and December, 31, 2020, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets are measured at fair value using the period-end quoted market prices as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 12).

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

The following table summarizes fair value measurements by level at March 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$2,543	$-	$-	$2,543
Fair value of Series A Note	$6,514	$-	$-	$6,514
Fair value of Series B Note	$11,138	$-	$-	$11,138

The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$3,205	$-	$-	$3,205
Fair value of Series A Note	$7,010	$-	$-	$7,010
Fair value of Series B Note	$11,674	$-	$-	$11,674

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to March 31, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

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

The following table summarizes the changes in Level 3 financial instruments during the three months ended March 31, 2021 (in thousands):

Fair value at December 31, 2020	$18,684
Change in fair value of Series A Note	(496)
Change in fair value of Series B Notes	(536)
Conversion of Series A Notes
Fair value of Series A and B Notes at March 31, 2021	$17,652

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

Date of valuation	March 31, 2021	December 31, 2020
Stock price	$0.92	$1.30
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	1.58	1.83
Term (in years) – Series B Note	0.58	0.83
Volatility – Series A Note	85%	86%
Volatility – Series B Note	80%	80%
Risk-free interest rate – Series A Note	0.12%	0.12%
Risk-free interest rate – Series A Note	0.05%	0.09%
Interest rate	18%	18%

The Company recorded a gain of $1.0 million and $0 due to the change in fair value of Series A and B convertible notes for the three months ended March 31, 2021 and 2020, respectively.

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

Series A and Series B convertible notes:

As described further in Note 11 - the Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2021 and December 2020, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net income (loss) attributable to the Company	$(3,171)	$2,046
Weighted average outstanding shares of common stock	47,686,793	38,017,568
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	1,842,116
Warrants	-	6,648,446
Conversion of convertible notes	-	115,047
Issuance of contingent shares relating to CHI acquisition	-	6,462,396
Common stock and common stock equivalents	47,686,793	53,085,573
Income (loss) per share:
Basic net income (loss) per share	$(0.07)	$0.05
Diluted net income (loss) per share	$(0.07)	$0.04

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2021	2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,002,525	-
Warrants	2,479,849	-
Shares to be issued upon conversion of convertible payable	115,047	-

Total	5,597,421	-

In connection with Sera Labs Merger, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above.

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

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it does have segment reporting relating to Cure Pharmaceutical and Sera Labs.

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

Risks and Uncertainties

The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company’s business. The broader implications of the COVID-19 pandemic on the Company’s financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, and the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus. The impact on the Company’s customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Recent Accounting Pronouncements Adopted

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

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2021 and December 31, 2020, prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Prepaid consulting services	$79	$14
Prepaid clinical study	8	32
Prepaid insurance	242	347
PPE deposits	181	700
Prepaid equipment	67	61
Prepaid deposit for inventory	47	211
Prepaid expenses	125	66
Other assets	121	79
Total Prepaid expenses and other assets	870	1,510
Current portion of prepaid expenses and other assets	(785)	(1,452)
Prepaid expenses and other assets less current portion	$85	$58

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$77	$64
Packaging components	139	54
Work-in-process	62	22
Finished goods	818	603
	1,096	743
Reserve for obsolescence	(293)	(294)
Total inventory	$803	$449

For the three months ended March 31, 2021 and 2020, inventory reserves amounted to $0 and $0.002 million, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Equipment not yet placed in service	$1,406	$1,465
Manufacturing equipment	1,074	1,074
Computer and other equipment	626	626
Less accumulated depreciation	(1,136)	(1,091)
Property and Equipment, net	$1,970	$2,074

For the three months ended March 31, 2021 and 2020, depreciation expense amounted to $0.05 million and $0.05 million, respectively.

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

Note receivable consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Coeptis Pharmaceuticals, Inc.	$-	$200
Less: allowance for doubtful accounts	-	(200)
Note receivable, net	$-	$-

The Company has allowed in full this note receivable due to the uncertainty of repayment as of March 31, 2021.

On January 20, 2021 and February 10, 2021, the Company collected a total of $0.2 million from Coeptis relating to a convertible promissory note issued from Coeptis on November 7, 2019. The total payment of $0.2 million was full satisfaction of the principal amount and accrued interest until February 10, 2021. The Coeptis Note had a maturity date of June 15, 2020, which was not paid by the maturity date and was considered in default as of December 31, 2020 and fully reserved for. The Company recorded the collection of the Coeptis Note as a recovery of bad debt during the three months ended March 31, 2021.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.01 and $0.01 million of legal patent costs that were capitalized during the three months ended March 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million, $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

As of March 31, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Goodwill (1)	$13,868	$13,868

Intangible assets:
Acquired IPR&D – Chemistry (2)	$14,460	$14,460
Pending patents – Cure Pharmaceutical	312	259
Intangible assets subject to amortization:
Customer relationships (2)	7,110	7,110
Tradename (2)	2,610	2,610
Noncompete (2)	462	462
Intellectual property	972	972
Issued patents	1,034	1,044
Total intangible assets	26,960	26,917
Accumulated amortization	(1,919)	(1,312)
Intangible assets, net	$25,041	$25,605

(1)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 17). In 2020, the Company recorded additional goodwill of $4.7 million as a result of the Sera Labs acquisition.

(2)	See Note 17 for information on the Mergers which were consummated in May 2019 and October 2020.

Amortization expense was $0.6 million and $0.03 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2021 (remaining)	1,820
2022	2,369
2023	2,196
2024	2,033
2025	1,187
Thereafter	664
Total Amortization	$10,269

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On January 2, 2019, Sera Labs entered into an administrative service agreement (“Service Agreement”) with Visionworx, an affiliate of Sera Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement. The Service Agreement is effective on January 2, 2019 and will continue for a period of two years. The term of the Service Agreement will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members (“Board Investor”), for a principal amount of $150,000. The August Note is due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. The Board Investor did not elect to convert their August Note into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due June 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. As of March 31, 2020, total outstanding due to Mrs. Duitch was $0.9 million.

Interest expense in regard to related party payables for the three months ended March 31, 2021 and 2020 was $0.02 million and none, respectively.

NOTE 9 – LOAN PAYABLE

Loan payable consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Note to a company due September 29, 2021, including interest at 4.32% per annum; unsecured; interest due monthly	$114	$182
Note to a company due September 6, 2021, including interest at 6.55% per annum; unsecured; interest due monthly	42	83
Current portion of loan payable	(156)	(265)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2021 and 2020 was $0.02 million and $0.02 million, respectively.

NOTE 10 – NOTES PAYABLE AND PAYCHECK PROTECTION PROGRAM LOAN

Notes payable consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	250
Promissory note to a company due August 12, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	500
Promissory note to a company due January 13, 2022; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	-
Current portion of note payable	$1,300	$800

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $250,000 and $500,000, respectively. The Notes are due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. The investor did not elect to convert their Notes into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors.

On September 25, 2020 the Company issued a demand secured promissory note to Ionic Ventures, LLC (“Ionic”), dated September 25, 2020 (the “Promissory Note”), in the principal amount of $1.1 million with the Company receiving gross proceeds of $1.0 million and $0.1 million being an original issue discount. The Promissory Note is secured by certain assets of the Company as further set forth therein, bears no interest rate and is subject to payment on demand of Ionic after the earlier of either (a) the initial date after September 25, 2020 of any offering of securities by the Company with gross proceeds of at least $1.0 million or (b) October 31, 2020. The outstanding principal amount and any unpaid accrued Late Charges (as defined below) may be prepaid at any time, without notice, premium or penalty. Payments will be credited first to the accrued Late Charges then due and payable and the remainder applied to the outstanding principal. On October 30, 2020, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense of $1.1 million from the proceeds of the Series A Note further described in Note 11.

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

Paycheck protection program consist of the following at March 31, 2020 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.	$-	$399
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured	206	206
Payment protection program loan	$206	$605

In April 2020, the CURE Pharmaceutical and Sera Labs received loan proceeds in the amount of approximately $0.4 million and $0.2 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021.

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

Interest expense for the three months ended March 31, 2021 and 2020 was $0.03 million and none, respectively.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Convertible promissory notes totaling $550,000 due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $7.00 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the convertible promissory notes or request to have them converted into common stock shares of the Company. The beneficial owners of the convertible promissory notes have not yet communicated their intent to either receive payment or convert..

	$550	$550
Current portion of convertible promissory notes	$550	$550

Fair value of convertible promissory notes consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020

Series A subordinated convertible note at fair value	$6,514	$7,010
Series B subordinated convertible note at fair value	11,138	11,674
Total convertible promissory notes	17,652	18,684
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	12,652	13,684
Less: current portion of convertible promissory notes at fair value	(6,138)	(6,674)
Convertible promissory notes, less current portion	$6,514	$7,010

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

The placement agent received a placement agent fee of $306,000 at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note, the Company’s net cash proceeds at the closing were approximately $2,340,000. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be another $480,000, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8,850,000. In addition, the placement agent received a warrant (the “Warrant”) exercisable for two years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under “Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

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

Interest

The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default (as defined in the Convertible Notes). During any such Event of Default, the Convertible Notes will accrue interest at the rate of 18% per annum. See “—Events of Default” below.

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

The Company recorded a gain of $0.5 million and $0.5 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the three months period ended March 31, 2021 and were recorded in the consolidated statement of operations. Based on discussions with our valuation expert and knowledge of the Company, there was no change in valuation caused by a change in the Company’s credit risk during the period from October 30, 2020 to December 31, 2020 and from January 1, 2021 to March 31, 2021.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2019 to March 31, 2021 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2019	$91
Loss on change in fair value included in earnings	(91)
Balance at December 31, 2020	-
Gain on change in fair value included in earnings	-
Balance at March 31, 2021	$-

NOTE 13 – WARRANT AGREEMENTS

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

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	303,030	1.32	1.86
Exercised	(771,318)	1.92	-
Forfeited/Expired	(11,718,381)	5.01	-
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2021	2,383,599	1.98	1.02
Exercisable at March 31, 2021	2,383,599	$1.98	1.02

Warrant summary as of March 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,383,599	1.02	$1.98	2,383,599	$1.98
	2,383,599	1.02	$1.98	2,383,599	$1.98

 Warrant summary as of December 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,479,849	1.23	$1.86	2,479,849	$1.86
	2,479,849	1.23	$1.86	2,479,849	$1.86

 The change in warrant value for the three months ended March 31, 2021 and 2020 was $0 and $0.1 million, respectively.

There were no warrants granted during the three months ended March 31, 2021. The weighted-average fair value of warrants granted to during the three months ended March 31, 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2021	March 31, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.37%
Expected stock price volatility	-%	68.23%
Expected dividend payout	-	-
Expected option life (in years)	-	3
Expected forfeiture rate	-%	0%

The aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2021 was $0.2 million.

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

The Company issued 650,801 Nonstatutory Stock Options (“NSO”) to employees of the Company and did not issue any Incentive Stock Options (“ISO”), Restricted Common Stock (“RCS”) and Restricted Stock Units (“RSU”) during the three months ended March 31, 2021. The Company did not issue any NSO’s, ISO’s, RSC’s or RSU’s during the three months ended March 31, 2020. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the three months ended March 31, 2021 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	3,600,364	1.26	9.19
Exercised	(30,000)	0.74	-
Forfeited/Expired	(752,222)	1.76	-
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	650,801	0.99	9.93
Exercised	-	-	-
Forfeited/Expired	(200,000)	0.74	-
Outstanding, March 31, 2021	6,736,593	1.49	8.79
Exercisable at March 31, 2021	3,202,525	1.51	8.12

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61 - $4.01	6,736,593	8.79	$1.49	3,202,525	$1.51
	6,736,593	8.79	$1.49	3,202,525	$1.51

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2021 was $0.1 million.

The aggregate grant date fair value of options granted during the three months ended March 31, 2021 and amounted to $0.5 million and $0, respectively. Compensation expense related to stock options was $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the total unrecognized fair value compensation cost related to unvested stock options was $3.0 million, which is to be recognized over a remaining weighted average period of approximately 9.42 years.

The weighted-average fair value of options granted during the three months ended March 31, 2021 and 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2021	March 31, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.92%	0.37%
Expected stock price volatility	84.52%	68.23%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	$2.69
Granted	150,000	1.60
Vested	(181,849)	2.08
Forfeited/Expired	(237)	-
Non-vested, December 31, 2020	50,000	$1.60
Granted	320,339	1.97
Vested	(197,262)	2.07
Forfeited/Expired	-	-
Non-vested, March 31, 2021	173,077	$1.30

Compensation expense related to restricted shares for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.07 million, respectively. At March 31, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0.42 years and 0.14 years, respectively.

Restricted Stock Units

The terms and conditions of a grant of Restricted Stock Units shall be determined by the Board or Committee. No shares of common stock shall be issued at the time a Restricted Stock Unit is granted. A recipient of Restricted Stock Units shall have no voting rights with respect to the Restricted Stock Units. Upon the expiration of the restrictions applicable to a Restricted Stock Unit, The Company will either issue to the recipient, without charge, one share of common stock per Restricted Stock Unit or cash in an amount equal to the fair market value of one share of common stock.

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, December 31, 2020	431,578	$1.33
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, March 31, 2021	431,578	1.33

At March 31, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.6 million, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.48 years and 0.64 years, respectively.

Compensation expense related to restricted stock units for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.06 million, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

NOTE 15 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2021 and December 31, 2020, there were 59,926,409 and 59,476,268 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2021 to March 31, 2021, the Company issued 157,693 common stock shares, at prices per share ranging from $1.04 to $1.03 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.02 million.

From January 1, 2021 to March 31, 2021, the Company issued 265,512 common stock shares, at prices per share ranging from $1.04 to $1.03 in connection to several consulting agreements. The total value of these issuances was $0.5 million.

From January 1, 2021 to March 31, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from a cash-less exercise of certain warrants. Total value of these issuances was $0.03 million.

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

From January 1, 2021 to March 31, 2021, the Company entered into Consulting Agreements (“Agreements”) with individuals. Per the terms of the Agreements, the Company is to issue 102,104 common stock shares of the Company at prices ranging from $1.72 to $1.85 per share. As of our filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.2 million.

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

Summary financial information for the two reportable segments for March 31,2021 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$194	$1,260	$(9)	$1,445
Operating Loss	$(2,816)	$(1,674)	$-	$(4,499)
Assets	$45,767	$12,588	$(14,175)	$44,180
Accounts receivable, net	$151	$117	$-	$268
Inventory, net	$342	$461	$-	$803

Summary financial information for the two reportable segments for March 31, 2020 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$280	$-	$-	$280
Operating Loss	$1,980	$-	$-	$1,980
Assets	$30,411	$-	$-	$30,411
Accounts receivable, net	$135	$-	$-	$135
Inventory, net	$187	$-	$-	$187

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the three months March 31, 2020 and 2020:

	Three Months Ended March 31,
	2021	2020
CureFilm™ sales	11%	74%
Research & Development services	2%	25%
Product sales - CBD	85%	-
Total	98%	99%

The Company did not receive revenue from any one customer that individually represents greater than ten percent of consolidated revenues for the three months ended March 31, 2021 and received revenue from one customer representing 44% of consolidated revenues for the three months ended March 31, 2020. Accounts receivable from this customer at March 31, 2021 and December 31, 2020 was $0.07 million and $0.11 million, respectively.

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

The following table presents the change in fair value of contingent consideration (in thousands):

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2020	$3,205
Fair value at March 31, 2021	2,543
Net change in fair value three months ended March 31, 2021	$(662)

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

On June 5, 2020 (the “Release Effective Date”), the Company and CHI, entered into a Release, Waiver, and Amendment (the “Agreement”) and a related Warrant Amendment Agreement (“Warrant Amendment”), in order to make a full resolution of the shares issuable pursuant to the CHI Merger. The Agreement provided as follows: (a) all7,128,913 shares held in escrow were released to the Holders as of the Release Effective Date, of which 140,828shares were returned to the Company for cancellation in consideration for the Company committing to pay certain outstanding liabilities, (b) of the 11,225,299 total shares issuable pursuant to the earn-out provisions in the CHI Merger Agreement, 5,612,654 shares were issued to the Holders as of the Release Effective Date (310,821 of which were assigned back to the Company as of the Release Effective Date) and the obligation of the Company to issue any further earn-out shares was terminated, and (c) certain Holders exercised warrants issued in the CHI Merger to purchase708,467 shares of Common Stock on the Release Effective Date at a price of $2.00 per share (which reflects a reduced exercise price as a result of the Warrant Amendment) for gross proceeds to the Company of approximately $1.4million and the remaining warrants to purchase 7,309,605 shares of Common Stock issued in the CHI Merger expired on the Release Effective Date as a result of an amendment of such warrants effected pursuant to the Warrant Amendment..

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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 32,072,283 total potential shares to be issued, 26,372,283 shares are considered contingent shares to be released or issued over a period from 5 months to 5 years based on the various contingency as described in the Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares and Acquisition Warrant Shares of $14.6 million will be recorded as a liability as contingent share consideration as of May 14, 2019. Below is the change of Contingent Share consideration for the year ended December 31, 2020:

Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair Value at December 31, 2019	$16,043
Settlement of contingent consideration liability	(21,701)
Net change in fair value during the year ended December 31, 2020	5,658
Fair Value at December 31, 2020	$-

Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Sera Lab’s historical consolidated financial statements as adjusted to give effect to the October 2, 2020 acquisition of Sera Labs. The unaudited supplemental pro forma financial information for the periods presented gives effect to the acquisition for CHI as if it had occurred on January 1, 2020 for Sera Labs.

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

The following table presents pro forma sales, net loss attributable to Cure Pharmaceutical Holding Corp, and net loss attributable to the Company per common share data assuming Sera Labs and CHI were acquired at the beginning of 2020 fiscal year.

For the three months ended March 31, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$280	$613	$-	$893
Net income (loss)	$2,046	$(362)	$-	$1,684

Net income (loss) attributable to Cure per common share:, basic and diluted
Basic	$0.05	$(0.03)		$0.04
Diluted	$0.04	$(0.03)		$0.03

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

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million will be paid to the Company’s attorneys within 45 calendar days.

During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $0.05 million of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million will be paid to the Company’s attorneys within 45 calendar days.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of March 31, 2021, the Company is not subject to any such these audits.

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

On May 8, 2020 the Company entered into a separation agreement (the “Separation Agreement”) with Jessica Rousset whereby the parties have agreed to a mutual separation of Mrs. Rousset’s employment as the Company’s Chief Operating Officer, effective May 8, 2020.

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

In the normal course of business, The Company may provide indemnification of varying scope under The Company’s agreements with other companies or consultants, typically The Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, The Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of The Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to The Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from The Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, The Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit The Company’s financial exposure. As a result, The Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, The Company has not recorded any liabilities for these agreements as of March 31, 2021 and December 31, 2020.

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

Total rent expense was $0.1 million and $0.06 million for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, the current portion and long-term portion of operating lease liability is $0.1 million and $0.3 million, respectively.

 The future payments due under the operating lease as of March 31 are as follows:

Years
2021 (remaining)	$71
2022	134
2023	138
2024	46
2025	-
Undiscounted cash flow	389
Effects of discounting	(40)
Lease liabilities recognized	$349

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million during the year ended December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. As of March 31, 2021, the current portion and long-term portion of finance capital lease liability was $0.01 million and $0.04 million, respectively. As of December 31, 2020, the Company the current and long-term portion of finance capital lease liability was $0.01 million and $0.04 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of March 31, 2021 are as follows (in thousands):

2021 (remaining)	12
2022	14
2023	14
2024	9
2025	-
Thereafter	-
Finance lease liabilities recognized	$49

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2021 and December 31, 2020 (in thousands, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$322	343

Right-of-use lease liabilities, current	$96	93
Right-of-use lease liabilities, noncurrent	253	278
Total operating lease liabilities	$349	371

Financing Leases
Finance lease right-to-use assets, net	$49	52

Current liabilities	$12	12
Noncurrent liabilities	37	40
Total financing lease liabilities	$49	52

Weighted average remaining lease term
Operating leases	3.06 years	3.31 years
Financing leases	3.57 years	3.82 years

Weighted average discount rate
Operating leases	11.3%	11.3%
Financing leases	9.0%	9.0%

NOTE 20 – SUBSEQUENT EVENTS

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and filed with the Securities and Exchange Commission.

On April 8, 2021 and April 13, 2021, the Company received a total of $0.3 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

               On April 21, 2021, the Company issued 378,788 common stock shares, at a price per share of $1.32 in connection to conversion of $0.5 million of the Series A Note plus 507,526 common stock shares at a price per share of $0.64 in connection to the make-whole-amount of $0.3 million per the terms of the Series A Note.

On April 28, 2021 the Company entered into an agreement resolving the dispute with Canopy, pursuant to which neither party admitted liability, both the Company and Canopy released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million will be paid to the Company’s attorneys within 45 calendar days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

Our technology platform includes oral thin film (“OTF”) , and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

Impact of COVID-19

Our financial results and operations for the three months ended March 31, 2021 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

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

Employees

As of the date of this filing, we have 39 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2021 and 2020

Revenues for the three months ended March 31, 2021 was $1.4 million as compared to $0.3 million for the three months ended March 31, 2020. The increase in revenue was mainly due to the $1.3 million of revenue attributed from Sera Labs. The Company incurred a slight decrease in revenue attributed to Cure Pharmaceutical in the three months ended March 31, 2021 compared to the same period in 2020.

Cost of Goods Sold

Cost of goods sold was $0.4 million in the three months ended March 31, 2021 compared to $0.1 million in the three months ended March 31, 2020. Cost of goods sold increased by approximately $.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to the Company generating substantially more revenue from Sera Labs sales during the three months ended March 31, 2021 as noted above compared to the same period in 2020. In addition, revenue from Sera Labs were from products that have a higher gross margin compared to products sold by Cure Pharmaceutical during the three months ended March 31, 2021 compared to the same period in 2020.

Research and Development Expenses

For the three months ended March 31, 2021, research and development expenses decreased to $0.6 million compared to the three months ended March 31, 2020 of $0.8 million. The slight decrease in research and development expenses is mainly due to the Company not incurring the same third party contractor expenses for our CUREfilm Blue product during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.However, the decrease in our third party contractor expenses was offset by the increase in expenses incurred in developing CUREfilm anti-Viral, CUREfilm CNS and various other OTF and other delivery forms during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Selling, General and Administrative Expenses

Our expenses for the three months ended March 31, 2021 are summarized as follows in comparison to our expenses for the three months ended March 31, 2020 (in thousands).

	Three Months Ended
	March 31, 2021	March 31, 2020

Consulting	$219	$225
Salaries and wages	523	260
Selling, general and administrative	2,395	555
Professional and investor relations	806	556
Noncash compensation	1,602	530
Total operating expenses	$5,545	$2,126

Consulting

Consulting expense slightly decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The Company has relatively used the same amount of consultants during the three months period ended March 31, 2021 compared to the same period in 2020.

Salaries and wages

Salaries and wages expense has increased by approximately $0.3 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was due to an increase in twelve (12) new employees from the acquisition of Sera Labs in October 2020. These employees were not part of the Company during the three months period ended March 31, 2020.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $1.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This was mainly due to marketing spend and selling expenses incurred by Sera Labs, which was not part of the Company during the three months ended March 31, 2020. In addition, the Company incurred amortization expense relating to the Sera Labs intangible assets acquired of $0.6 million during the three months ended March 31, 2021 that was not incurred during the same period in 2020.

Professional and Investor Relations

Professional and investor relations expenses increased by approximately $0.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was due to the Company increasing our investor relation efforts to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three months ended March 31, 2021 compared to the same period in 2020 as to assist the Company in strategic planning and advisory for potential business acquisitions, tax planning, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $1.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to the Company recording the fair value of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three months ended March 31, 2021. As the Company issued stock options, restricted stock awards and restricted stock units during 2020, the Company incurred more vested awards from our 2017 Equity Plan during the three months period ended March 31, 2021 compared to the same period in 2020.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by approximately $4.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to the change in fair value of the contingent shares offered in the CHI acquisition that was based on the decrease in probabilities for completing each milestone, lower volatility of the Company’s stock price, a lower closing stock price at March 31, 2020 compared to December 31, 2019 and less time to meet each milestone. The change in fair value contingent stock consideration for the three months ended March 31, 2021 was based on the decrease of the contingent shares offered in the Sera Labs acquisition that was based primarily on the decrease in the Company’s stock price at March 31, 2021 compared to December 31, 2020.

Other Income/ (Expense)

	For the Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Interest expense	$(64)	$(13)
Change in fair value of convertible promissory notes	1,032	-
Change in fair value of derivative liability	-	64
Loss on sale of property, plant and equipment	(41)	-
Interest income	2	15
Gain on extinguishment of debt	399	-
Total other income, net	$1,328	$66

Other income/(expense) increased by approximately $1.3 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to (i) an increase in the change in fair value of convertible promissory notes and (ii) a gain on extinguishment of the PPP loan that was forgiven during the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021 and December 31, 2020

Working Capital Deficit (in thousands)

	March 31, 2021	December 31, 2020
Current assets	$2,336	$3,850
Current liabilities	(14,894)	(14,467)
Working capital (deficiency)	$(12,558)	$(10,617)

Working capital deficit as of March 31, 2021 was approximately $12.6 million, as compared to a working capital deficit of approximately $10.6 million as of December 31, 2020. As of March 31, 2021, current assets were approximately $2.3 million, comprised primarily of (i) (i) cash of approximately $0.5 million, (ii) accounts receivable, net of approximately $0.3 million, (iii) inventory, net of approximately $0.8 million and (iv) prepaid expenses and other assets of approximately $0.8 million. As of December 31, 2020, current assets were approximately $3.9 million, comprised primarily of (i) cash of approximately $1.7 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $0.5 million and (iv) prepaid expenses and other assets of approximately $1.5 million.

As of March 31, 2021, current liabilities were approximately $14.9 million, comprised primarily of (i) approximately $8.4 million in notes payable, convertible notes payable and fair value of convertible promissory notes (ii) $1.0 million in related party payable, (iii) approximately $2.4 million in accounts payable; (iv) approximately $2.4 million in accrued expenses, payroll liabilities and sales tax payable and (v) approximately $0.1 million of finance and operating lease payables. Comparatively, as of December 31, 2020, current liabilities were approximately $14.5 million, comprised primarily of (i) approximately $0.7 million in loans, notes and convertible notes payable, (ii) $0 million in derivative liability, (iii) $0 million in contingent consideration, (iv) approximately $2.1 million in accounts payable; (v) approximately $1 million in contract liabilities and (vi) approximately $0.7 million in accrued expenses.

Net Cash (in thousands)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
(in thousands)
Net cash used in operating activities	$(1,775)	$(1,985)
Net cash provided by (used in) investing activities	139	(483)
Net cash provided by (used in) financing activities	391	(46)
Net (decrease) in cash	$(1,245)	$(2,514)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1.8 million during the three months ended March 31, 2021. This was primarily due to the net loss of approximately $3.2 million, offset by (i) stock based compensation of approximately $0.5 million, (ii) the fair value of vested stock options and restricted stock of approximately $1.1 million, and (iii) depreciation and amortization of approximately $0.7 million which was increased by (iv) the change in fair value of contingent share consideration and change in fair value of convertible promissory notes of $1.7 million, and (v) gain from extinguishment of debt of $0.4 million.

Comparatively, Net cash used in operating activities was approximately $2.0 million during the three months ended March 31, 2020. This was primarily due to the net income of approximately $2.0 million, partially offset by (i) the change in fair value of contingent share consideration of $4.7 million, and (ii) the change in fair value of derivative liabilities of $0.1 million which was increased by (iii) stock based compensation of approximately $0.3 million, and (iv) the fair value of vested stock options and restricted stock of approximately $0.5 million.

Net cash used in Investing Activities

Net cash provided by investing activities of approximately $0.1 million during the three months ended March 31, 2021 was due to (i) collection of a note receivable of approximately $0.2 million and (ii) the purchase of an intangible asset for approximately $0.05 million Comparatively, net cash used in investing activities of $0.5 million during the three months ended March 31, 2020 was due to (i) the investment in Relief Europe of $0.25 million (ii) the purchase of an intangible asset for approximately $0.01 million and (iii) the purchase of property and equipment for approximately $0.2 million.

Net cash provided by Financing Activities

Net cash used by financing activities of approximately $0.4 million during the three months ended March 31, 2021 was primarily due to (i) proceeds from notes payable of $0.5 million and (ii) the repayment of debt in the amount of $0.1 million. Correspondingly, Net cash used by financing activities of approximately $0.05 million during the three months ended March 31, 2021 was primarily due to the repayment of debt in the amount of $0.05 million.

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

Our 2020 Annual Report, contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2021. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2021. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2020, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the third quarter of fiscal year 2019 we hired a new Controller with expertise in functional areas of finance and accounting. We believe the above additions have improved our segregation of duties as well as added to the overall

Additionally, Management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

The following are the primary remediation efforts made by the Company:

•	prepare accounting memos over the debt issuances made by the Company in fiscal 2020 which include derivative and warrants

•	Review of the purchase accounting entries made in connection with acquisitions completed in 2019 and 2020

•	Forms 10-Q and 10-K review to ensure the appropriate disclosures are made within the SEC filed documents

In addition, the Company engaged external SOX consultants to further enhance the Company’s internal control environment. After several meetings with the key accounting personnel the following were put in place:

•	Adoption of COSO 2013

•	SOX risk assessment memo

•	Entity level COSO mapping

•	SOX control narratives for financial reporting as well as other processes

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three months period ended March 31, 2021. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2021, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 19 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2020 Annual Report.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business. For a detailed discussion of the risks that affect our business, please refer to Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K, except as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2021 to March 31, 2021, the Company issued 367,616 common stock shares, at prices per share ranging from $1.04 to $1.03 in connection to several consulting agreements. The total value of these issuances was $0.5 million.

From January 1, 2021 to March 31, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from the exercise of certain warrants. Total value of these issuances was $0.03 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2021, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2021, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 17, 2021	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
May 17, 2021

/s/ Michael Redard
Michael Redard
Chief Financial Officer
May 17, 2021

