Form 10-Q
period 2021-06-30
Cure Pharmaceutical Holding Corp.
filed 2021-08-16
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On August 12, 2021, we had 62,877,959 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$1,701	$1,725
Accounts receivable, net	242	224
Note receivable, net	-	-
Inventory, net	831	449
Prepaid expenses and other assets	516	1,452
Total current assets	3,290	3,850

Property and equipment, net	1,947	2,074
Finance lease right-of-use assets, net	46	52
Operating lease right-of-use assets, net	301	343
Note receivable	200	-
Investment	509	509
Goodwill	13,868	13,868
Intellectual property and patents, net	11,869	1,711
In-process research and development, net	3,867	14,288
Customer relationships, Tradename, and Non-compete, net	8,452	9,606
Other assets	83	58

Total assets	$44,432	$46,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,015	$2,135
Accrued expenses	3,708	1,299
Finance lease payable	12	12
Operating lease payable	100	93
Loan payable	46	265
Paycheck protection program loan	-	605
Related party payable	1,240	1,040
Notes payable	1,550	800
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	7,221	6,674
Contract liabilities	597	994
Total current liabilities	17,039	14,467

License fees	-	80
Finance lease payable	34	40
Operating lease payable	227	278
Fair value convertible promissory notes, net	4,289	7,010
Contingent share considerations	1,650	3,205

Total liabilities	23,239	25,080

Commitments and contingencies (see Note 21)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 62,877,959 and 59,476,268 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	63	60
Additional paid-in capital	106,272	101,807
Common stock issuable	603	665
Accumulated deficit	(85,745)	(81,253)
Total stockholders' equity	21,193	21,279

Total liabilities and stockholders' equity	$44,432	$46,359

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Product sales, net of discounts and refunds	$2,066	$163	$3,447	$366
Consulting research & development income	25	100	52	169
Shipping and other sales	18	6	56	14
Total revenues	2,109	269	3,555	549

Cost of goods sold:
Cost of goods sold	797	100	1,214	201

Gross profit	1,312	169	2,341	348

Operating expenses:
Research and development expenses	699	735	1,343	1,540
Selling, general and administrative expenses	4,772	2,511	10,316	4,635
Change in fair value of contingent stock consideration	(894)	10,390	(1,555)	5,658
Total operating expenses	4,577	13,636	10,104	11,833

Net operating loss before other income (expense)	(3,265)	(13,467)	(7,763)	(11,485)

Other income (expense):
Interest income	1	5	2	20
Gain from settlement	2,434	26	2,434	26
Gain on extinguishment of debt	335	-	734	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	12	-	75
Change in fair value of convertible promissory notes	(692)	-	340	-
Interest expense	(134)	(15)	(199)	(28)

Total other income (expense)	1,944	28	3,270	93

Net loss before income taxes	(1,321)	(13,439)	(4,493)	(11,392)

Provision for income taxes	-	-	-	-

Net loss	$(1,321)	$(13,439)	$(4,493)	$(11,392)

Net loss per share
Basic	$(0.02)	$(0.32)	$(0.09)	$(0.29)
Diluted	$(0.02)	$(0.32)	$(0.09)	$(0.29)

Weighted average common shares outstanding
Basic	59,842,904	41,716,558	48,299,751	39,867,063
Diluted	59,842,904	41,716,558	48,299,751	39,867,063

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145		508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)		138
Issuance of common stock for exercise of warrants	26,936	-	-	-		-
Fair value of stock options and restricted stock granted			961			961
Fair value of restricted stock units granted			144			144
Net loss					(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	$60	$103,465	$758	$(84,424)	$19,859
Issuance of common stock for professional services	381,000	-	243			243
Issuance of common stock from the equity incentive plan	141,693	-	(2)	(155)		(157)
Issuance of common stock from conversion of convertible promissory notes	2,428,857	3	1,832			1,835
Fair value of stock options and restricted stock granted			591			591
Fair value of restricted stock units granted			143			143
Net loss					(1,321)	(1,321)
Balance, June 30, 2021	62,877,959	$63	$106,272	$603	$(85,745)	$21,193

Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$13,507
Issuance of common stock for professional services	31,250	-	68	163		231
Fair value of stock options and restricted stock granted			469			469
Fair value of restricted stock units granted			60			60
Net loss					2,046	2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$16,313
Issuance of common stock for professional services	218,750	-	600	(411)		189
Issuance of common stock from the equity incentive plan	8,003	-	-			-
Issuance of common stock from exercise of warrants	708,467	1	1,417			1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)		21,701
Fair value of stock options and restricted stock granted			479			479
Fair value of restricted stock units granted			60			60
Net loss					(13,439)	(13,439)
Balance, June 30, 2020	51,026,636	$51	$88,123	$572	$(62,025)	$26,721

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Net loss	$(4,493)	$(11,392)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	752	420
Stock based compensation - prepaid	-	300
Stock issued from equity incentive plan	(19)	-
Gain from settlement of accounts payable	-	(26)
Gain from extinguishment of debt	(734)	-
Change in fair value of contingent share consideration	(1,555)	5,658
Change in fair value of convertible promissory notes	(340)	-
Depreciation and amortization	1,578	164
Amortization of right of use asset	48	6
Bad debt expenses	41	14
Recovery of bad debt expense	(221)	-
Loss on disposal of property, plant and equipment	41	-
Inventory reserve for obsolescence	(109)	(2)
Change of fair value in derivative liabilities	-	(75)
Fair value of vested stock options and restricted stock	1,839	1,069

Change in operating assets and liabilities:
Accounts receivable	(59)	85
Inventory	(273)	(52)
Prepaid expenses and other assets	957	(36)
Other assets	(25)	-
Accounts payable	(95)	139
Accrued expenses	2,538	113
Finance lease payable	(6)	(6)
Operating lease payable	(44)	-
Contract liabilities	(397)	(152)
License fees	(80)	(5)

Cash used in operating activities	(656)	(3,778)

Cash flows from investing activities
Investment in company	-	(250)
Purchase of intangible assets	(67)	(8)
Acquisition of property and equipment, net	(32)	(586)
Purchase of note receivable	(200)	0
Collection of note receivable	200	-

Cash used in investing activities	(99)	(844)

Cash flows from financing activities
Proceeds from exercise of warrants	-	1,417
Proceeds from notes payable	750	649
Proceeds from related party payable	200	-
Repayment of loans payable	(219)	(111)

Cash provided by financing activities	731	1,955

Net decrease in cash and cash equivalents	(24)	(2,667)

Cash and cash equivalents, beginning of year	1,725	4,096

Cash and cash equivalents, end of period	$1,701	$1,429

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$68	$3
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$1,834	$-
Common stock issued for settlement of earnout liabilities from the acquisition of Chemistry Holdings, Inc	$-	$21,701

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

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the six months ended June 30, 2021 there was no significant direct impact on the Company’s operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2020 filed with the SEC on March 31, 2021.

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

Going Concern and Management’s Liquidity Plans

                In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, The Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to The Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, The Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent The Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, we had an accumulated deficit of approximately $85.8 million and a working capital deficit of approximately $13.7 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives. As of the date of this report, the Company had approximately $0.7 million of cash on hand. As further described in Note 13, on October 30, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which it sold to the Investor a Series A subordinated convertible note, with an initial principal amount of $4.6 million (the “Series A Note”), and a Series B senior secured convertible note, with an initial principal amount of $6.9 million (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”), for an aggregate principal amount of $11.5 million (the “Private Placement”). To date, the Company received gross proceeds from the Series A and Series B Notes of $5.0 million. To date, the Company paid legal and broker fees totaling $0.7 million and $1.1 million promissory note due to the Investor from the gross proceeds from the Series A and Series B Notes. The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Investor will be required to prepay the Investor Note in certain amounts (each a “Mandatory Prepayment”) on the first date after the effectiveness of a resale registration statement (or the availability of Rule 144 promulgated under the Securities Act of 1933, as amended) if certain other conditions are satisfied as of such date.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June30, 2021 and December 31, 2020, the Company had no cash equivalents.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2.0 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Releaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of June 30, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2.0 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of June 30, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

On May 26, 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $0.2 million, which is one of a series of notes “(Notes”) pursuant to the terms of the Note Purchase Agreement (“NPA”) offered by BRC. BRC shall accrue interest on the May 2021 Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date or the maturity date of May 26, 2023. In the event of a request for conversion by the Company, the outstanding amount of the May 2021 Loan and any unpaid accrued interest shall be converted into shares of BRC, rounded down to the nearest whole share, by dividing the May 2021 Loan by the price per share obtained by dividing $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (i) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes and (ii) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC. In the event the Company has not requested for conversion, the May 2021 Loan can automatically convert if BRC sells shares of preferred stock (the “Qualified Financing Securities”) to one or more investors in a single transaction or series of related transactions for aggregate proceeds to BRC (including cancellation of indebtedness under the Notes or any other convertible debt) of at least $4 million (a“Qualified Financing”). The May 2021 Loan shall automatically convert at the initial closing of and on the same terms and conditions of the Qualified Financing into a total number of Qualified Financing Securities, rounded down to the nearest whole share, obtained by dividing the May 2021 Loan by the lesser of (i) 80% of the price per share paid for the Qualified Financing Securities by investors in the Qualified Financing and (ii) $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (a) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes, (b) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC and (c) any equity incentive or similar plan to be created or increased in connection with the Qualified Financing).

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company has determined that there was no impairment of our investment in Releaf during the six months ended June 30, 2021.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At June 30, 2021 management determined that an allowance of $0.08 million was necessary. At December 31, 2020 management determined that an allowance of $0.04 million was necessary.

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

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill, is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. The Company operates in two segments as result of the Sera Labs, Inc., acquisition in October 2020 and considered to be the two reporting units and, therefore, goodwill is tested for impairment at the segment level.

The Company does not have intangible assets with indefinite useful lives other than goodwill and trademark discussed in Note 19. As of June 30, 2021 and December 31, 2020, there has been no impairment of goodwill and intangible assets.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the six months ended June 30, 2021 and 2020.

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

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that the Company records in its consolidated financial statements. See Note 19 for a full discussion of these liabilities.

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

Cure Pharmaceutical’s formulation and product development income include services for the development of OTF products utilizing our CureFilm Technology. Our development contracts can have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. Cure Pharmaceutical generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At June 30, 2021 and December 31, 2020, we had contract liabilities of $0.6 million and $1.0 million, respectively.

Contract liabilities is made up of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Customer deposits for commercial products	$597	$281
Customer deposits for personal protective equipment	-	713
Total contract liabilities	$597	$994

The following table summarizes the changes in contract liabilities during the six months ended June 30, 2021 and year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$456
Additions	1,033
Transfers to Revenue	(495)
Balance at December 31, 2020	994
Additions	591
Customer deposits returned	(713)
Transfers to Revenue	(275)
Balance at June 30, 2021	$597

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $1.0 million and $1.6 million for the three and six month periods ended June 30, 2021, respectively. The Company did not record advertising costs for the three and six month periods ended June 30, 2020.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.7 million and $1.3 million for the three and six month periods ended June 30, 2021, respectively. The Company recorded research and development expenses of $0.7 million and $1.5 million for the three and six month periods ended June 30, 2020, respectively.

Income Taxes

The utilizes Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Pursuant to ASC 2018-07 (“Topic 718”) for share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. The Company uses the Black-Scholes option valuation model for estimating fair value at the date of grant.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At June 30, 2021 and December, 31, 2020, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets are measured at fair value using the period-end quoted market prices as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 14).

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to June 30, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

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

The following table summarizes the changes in Level 3 financial instruments during the six months ended June 30, 2021 (in thousands):

Fair value at December 31, 2020	$18,684
Change in fair value of Series A Note	(886)
Change in fair value of Series B Notes	546
Conversion of Series A Notes	(1,834)
Fair value of Series A and B Notes at June 30, 2021	$16,510

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

Date of valuation	June 30, 2021	December 31, 2020
Stock price	$0.51	$1.30
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	1.33	1.83
Term (in years) – Series B Note	0.33	0.83
Volatility – Series A Note	85%	86%
Volatility – Series B Note	80%	80%
Risk-free interest rate – Series A Note	0.13%	0.12%
Risk-free interest rate – Series B Note	0.05%	0.09%
Interest rate	18%	1%

The Company recorded a loss of $0.7 million and a gain of $0.3 million due to the change in fair value of Series A and B convertible notes for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020.

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

Series A and Series B convertible notes:

As described further in Note 13 - the Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At June 30, 2021 and December 2020, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income (loss)	$(1,400)	$(13,439)	$(4,572)	$(11,392)
Weighted average outstanding shares of common stock	59,842,904	41,716,558	48,299,751	39,867,063
Dilutive potential common stock shares from:	-
Vested Stock options from the Company’s 2017 Equity Incentive Plan
Conversion of convertible notes
Common stock and common stock equivalents	59,842,904	41,716,558	48,299,751	39,867,063
Income per share:
Basic net income per share	(0.02)	(0.32)	(0.09)	(0.29)
Diluted net income per share	(0.02)	(0.32)	(0.09)	(0.29)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three and six months ended June 30,
	2021	2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,471,304	3,460,767
Warrants	2,264,091	6,648,446
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	5,850,442	10,224,260

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

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2021 and December 31, 2020, prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Prepaid consulting services	$-	$14
Prepaid clinical study	-	32
Prepaid insurance	138	347
PPE deposits	-	700
Prepaid equipment	61	61
Prepaid deposit for inventory	175	211
Prepaid expenses	102	66
Other assets	123	79
Prepaid expenses and other assets	599	1,510
Current portion of prepaid expenses and other assets	(516)	(1,452)
Prepaid expenses and other assets less current portion	$83	$58

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$67	$64
Packaging components	133	54
Work-in-process	101	22
Finished goods	714	603
	1,015	743
Reserve for obsolescence	(184)	(294)
Total inventory	$831	$449

For the three months ended June 30, 2021 and 2020, inventory reserves amounted to $0.003 million and $0.001 million, respectively. For the six months ended June 30, 2021 and 2020, inventory reserves amounted to $0.003 million and $0.003 million, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

As of June 30, 2021 and December 31, 2020, property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Equipment not yet placed in service	$1,432	$1,465
Manufacturing equipment	1,074	1,047
Computer and other equipment	626	626
Less accumulated depreciation	(1,185)	(1,091)
Property and Equipment, net	$1,947	$2,074

For the three and six month periods ended June 30, 2021, depreciation expense amounted to $0.04 million and $0.09 million, respectively. Depreciation expense for the three and six month periods ended June 30, 2020 was $0.05 million and $0.01 million, respectively.

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

On July 31,2020, the Company purchased a $0.5 million secured promissory note (the “Sera Labs Note”) issued by Sera Labs, in connection with the execution of the Memorandum of Understanding summarizing the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company. The Sera Labs Note bears an interest at the rate of 9% per annum and has a maturity date of December 31, 2020. On September 16, 2020, a Note Modification Agreement was signed, modifying the principal amount to $0.55 million with interest on $0.5 million of the principal amount accruing from and after July 31, 2020 and on $0.05 million of the principal amount from and after September 16, 2020. The note was settled as part of the Sera Labs acquisition, see Note 19.

On May 26, 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $0.2 million, which is one of a series of notes “(Notes”) pursuant to the terms of the Note Purchase Agreement (“NPA”) offered by BRC. BRC shall accrue interest on the May 2021 Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date or the maturity date of May 26, 2023. In the event of a request for conversion by the Company, the outstanding amount of the May 2021 Loan and any unpaid accrued interest shall be converted into shares of BRC, rounded down to the nearest whole share, by dividing the May 2021 Loan by the price per share obtained by dividing $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (i) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes and (ii) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC. In the event the Company has not requested for conversion, the May 2021 Loan can automatically convert if BRC sells shares of preferred stock (the “Qualified Financing Securities”) to one or more investors in a single transaction or series of related transactions for aggregate proceeds to BRC (including cancellation of indebtedness under the Notes or any other convertible debt) of at least $4 million(a “Qualified Financing”). The May 2021 Loan shall automatically convert at the initial closing of and on the same terms and conditions of the Qualified Financing into a total number of Qualified Financing Securities, rounded down to the nearest whole share, obtained by dividing the May 2021 Loan by the lesser of (i) 80% of the price per share paid for the Qualified Financing Securities by investors in the Qualified Financing and (ii) $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (a) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes, (b) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC and (c) any equity incentive or similar plan to be created or increased in connection with the Qualified Financing).

Note receivable consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Coeptis Pharmaceuticals, Inc.	$-	$200
Biopharmaceutical Research Company	200	-
Less: allowance for doubtful accounts	-	(200)
Current portion of note receivable, net	-	-
Note receivable, net less current portion	$200	$-

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.07 and $0.01 million of legal patent costs that were capitalized during the six months ended June, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million, $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

As of June 30, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Goodwill (1)	$13,868	$13,868

Intangible assets:
Acquired IPR&D – Chemistry (2)	$4,040	$14,460
Pending patents – Cure Pharmaceutical	327	259
Intangible assets subject to amortization:
Customer relationships (2)	7,110	7,110
Acquired IPR&D – Chemistry (2)	10,420	-
Tradename (2)	2,610	2,610
Noncompete (2)	462	462
Intellectual property	972	972
Issued patents	1,034	1,044
Total intangible assets	26,975	26,917
Accumulated amortization	(2,787)	(1,312)
Intangible assets, net	$24,188	$25,605

(1)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 19). In 2020, the Company recorded additional goodwill of $4.7 million as a result of the Sera Labs acquisition.

(2)	See Note 19 for information on the Mergers which were consummated in May 2019 and October 2020.

During the three months ended June 30, 2021 the Company completed a portion of their IPR&D project and begin amortizing $10.4 million over its estimated useful life of 10 years on a straight-line basis.

Amortization expense was $0.09 million and $0.03 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $1.5 million and $0.06 million for the six months ended June 30, 2021 and 2020, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2021 (remaining)	$1,734
2022	3,411
2023	3,238
2024	3,075
2025	2,230
Thereafter	6,134
Total Amortization	$19,822

NOTE 8 – ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Accounts payable factoring	$1,851	$-
Refunds and returns liability	356	-
Accrued interest	325	194
Accrued payroll	272	308
Accrued vacation leave	248	180
Accrued expenses	310	306
Sales tax payable	346	311
Accrued Expenses	$3,708	$1,299

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members (“Board Investor”), for a principal amount of $150,000. The August Note is due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. The Board Investor did not elect to convert their August Note into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. As of the date of this report, both the Company and the Board Investor agreed to extend the August Note and are currently negotiating the terms of the amendment.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due June 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. As of June 30, 2021, total outstanding due to Mrs. Duitch was $0.9 million. As of the date of this report, both the Company and Mrs. Duitch agreed to extend the Duitch Note and are currently negotiating the terms of the amendment.

On May 3, 2021, the Company received $0.2 million from one of the Company’s board members (“Second Board Investor”) in exchange for a promissory note. Both the Company and Second Board Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Second Board Investor are still negotiating the terms of the promissory note.

Interest expense in regard to related party payables for the three months ended June 30, 2021 and 2020 was $0.02 million and none, respectively. Interest expense in regard to related party payables for the six months ended June 30, 2021 and 2020 was $0.04 million and none, respectively.

NOTE 10 – LOAN PAYABLE

Loan payable consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Note to a company due September 29, 2021, including interest at 4.32% per annum; unsecured; interest due monthly	$46	$182
Note to a company due September 6, 2021, including interest at 6.55% per annum; unsecured; interest due monthly	-	83
Current portion of loan payable	(46)	(265)
Loan payable, less current portion	$-	$-

Interest expense for the three and six month periods ended June 30, 2021 was $0.001 million and $0.003 million, respectively. Interest expense for the three and six month periods ended June 30, 2020 was $0.001 million and $0.002 million, respectively.

NOTE 11 – NOTES PAYABLE AND PPP LOAN

Notes payable consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	250
Promissory note to a company due August 12, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	500
Promissory note to a company due January 13, 2022; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	-
Promissory note to a company due April 8, 2022; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	-
Current portion of note payable	$1,550	$800

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $250,000 and $500,000, respectively. The Notes are due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. The investor did not elect to convert their Notes into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. As of the date of this report, both the Company and the investor agreed to extend the $250,000 unsecured promissory note and are currently negotiating the terms of the amendment.

On September 25, 2020 the Company issued a demand secured promissory note to Ionic Ventures, LLC (“Ionic”), dated September 25, 2020 (the “Promissory Note”), in the principal amount of $1.1 million with the Company receiving gross proceeds of $1.0 million and $0.1 million being an original issue discount. The Promissory Note is secured by certain assets of the Company as further set forth therein, bears no interest rate and is subject to payment on demand of Ionic after the earlier of either (a) the initial date after September 25, 2020 of any offering of securities by the Company with gross proceeds of at least $1.0 million or (b) October 31, 2020. The outstanding principal amount and any unpaid accrued Late Charges (as defined below) may be prepaid at any time, without notice, premium or penalty. Payments will be credited first to the accrued Late Charges then due and payable and the remainder applied to the outstanding principal. On October 30, 2020, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense of $1.1 million from the proceeds of the Series A Note further described in Note 13.

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

On April 8, 2021, the Company received $0.3 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

Paycheck protection program consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.	$-	$399
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On June 9, 2021, $0.2 million was forgiven as permitted under Section 1106 of the CARES Act.	-	206
Payment protection program loan	$-	$605

In April 2020, the CURE Pharmaceutical and Sera Labs received loan proceeds in the amount of approximately $0.4 million and $0.2 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021. On June 9, 2021, $0.2 million was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended June 30, 2021.

Interest expense for the three months ended June 30, 2021 and 2020 was $0.1 million and none, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was $0.1 million and none, respectively.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

NOTE 13 – FAIR VALUE CONVERTIBLE PROMISSORY NOTES

Fair value of convertible promissory notes consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Series A subordinated convertible note at fair value	$4,289	$7,010
Series B subordinated convertible note at fair value	12,221	11,674
Total convertible promissory notes	16,510	18,684
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	11,510	13,684
Less: current portion of convertible promissory notes at fair value	(7,221)	(6,674)
Convertible promissory notes, less current portion	$4,289	$7,010

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

The Company recorded a gain of $0.4 million and a loss of $1.1 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the three months period ended June 30, 2021 and were recorded in the consolidated statement of operations. The Company recorded a gain of $0.9 million and a loss of $0.5 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the six months period ended June 30, 2021 and were recorded in the consolidated statement of operations Based on discussions with our valuation expert and knowledge of the Company, there was no change in valuation caused by a change in the Company’s credit risk during the period from October 30, 2020 to December 31, 2020 and from January 1, 2021 to June 30, 2021.

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

NOTE 14 – DERIVATIVE LIABILITY

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2019 to June 30, 2021 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2019	$91
Loss on change in fair value included in earnings	(91)
Balance at December 31, 2020	-
Gain on change in fair value included in earnings	-
Balance at June 30, 2021	$-

NOTE 15 – WARRANT AGREEMENTS

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

In June 2020, as part of the Company’s settlement with CHI we amended the warrants to purchase up 8,018,071 common stock shares which vest based on various revenue achievement during year 3 and year 4 post the CHI acquisition Closing Date. As part of the settlement the Company reduced the number of warrants to708,467 common stock shares at an exercise price of $2.00 per share which was reduced from the original exercise price of $5.01 per share. In addition, the expiration date of the warrants was amended to expire on June 5, 2020. The warrants were exercisable on the date of issuance and were exercised by the warrant holders and the Company received $1.4 million. The Company determined based on Black-Scholes value calculated for pre and post modification, there was no incremental value to the warrant modification as the exercise price was more than the fair value of the stock.

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

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	303,030	1.32	1.86
Exercised	(771,318)	1.92	-
Forfeited/Expired	(11,718,381)	5.01	-
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(119,508)	5.01	-
Outstanding, June 30, 2021	2,264,091	1.82	0.83
Exercisable at June 30, 2021	2,264,091	$1.82	0.83

Warrant summary as of June 30, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,264,091	0.83	$1.82	2,264,091	$1.82
	2,264,091	0.83	$1.82	2,264,091	$1.82

Warrant summary as of December 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,479,849	1.23	$1.86	2,479,849	$1.86
	2,479,849	1.23	$1.86	2,479,849	$1.86

The change in warrant value for the three months ended June 30, 2021 and 2020 was $0 and $0.1 million, respectively. The change in warrant value for the six months ended June 30, 2021 and 2020 was $0 and $0 million, respectively.

There were no warrants granted during the three and six months ended June 30, 2021. The weighted-average fair value of warrants granted to during the three and six months ended June 30, 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2021	June 30, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.29%
Expected stock price volatility	-%	74.46%
Expected dividend payout	-	-
Expected option life (in years)	-	3
Expected forfeiture rate	-%	0%

The aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2021 was $0.

NOTE 16 – STOCK INCENTIVE PLANS

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

The Company issued 1,395,801 Nonstatutory Stock Options (“NSO”) to employees of the Company and did not issue any Incentive Stock Options (“ISO”), Restricted Common Stock (“RCS”) and Restricted Stock Units (“RSU”) during the six months ended June 30, 2021. The Company did not issue any NSO’s, ISO’s, RSC’s or RSU’s during the six months ended June 20, 2020. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the six months ended June 30, 2021 and the likelihood of meeting the performance-based condition is currently nil.

 Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	3,600,364	1.26	9.19
Exercised	(30,000)	0.74	-
Forfeited/Expired	(752,222)	1.76	-
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,395,801	0.98	9.68
Exercised	-	-	-
Forfeited/Expired	(371,250)	0.73	-
Outstanding, June 30, 2021	7,310,343	1.46	8.70
Exercisable at June 30, 2021	3,471,304	1.54	8.06

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61 - $4.01	7,310,343	8.70	$1.46	3,471,304	$1.54
	7,310,343	8.70	$1.46	3,471,304	$1.54

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2021 was $0.02 million.

The aggregate grant date fair value of options granted during the six months ended June 30, 2021 and year ended December 31, 2020 amounted to $1.1 and $4.3 million, respectively. Compensation expense related to stock options for the three and six month periods ended June 30, 2021 was $0.5 million and $1.2 million, respectively. Compensation expense related to stock options was $0.4 million and $0.4 million for the three and six month periods ended June 30, 2020, respectively.

As of June 30, 2021, the total unrecognized fair value compensation cost related to unvested stock options was $3.0 million, which is to be recognized over a remaining weighted average period of approximately 9.27 years.

The weighted-average fair value of options granted during the three months ended June 30, 2021 and 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2021	June 30, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0.87%	0.29%
Expected stock price volatility	82.71%	74.46%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	$2.69
Granted	150,000	1.60
Vested	(181,849)	2.08
Forfeited/Expired	(237)	-
Non-vested, December 31, 2020	50,000	$1.60
Granted	320,339	1.97
Vested	(254,954)	2.07
Forfeited/Expired	-	-
Non-vested, June 30, 2021	115,385	$1.30

Compensation expense related to restricted shares for the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively. Compensation expense related to restricted shares for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million, respectively. At June 30, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0.29 years and 0.14 years, respectively.

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

Restricted Stock Units

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, December 31, 2020	431,578	$1.33
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, June 30, 2021	431,578	1.33

At June 30, 2021 and December 31, 2020, the Company had approximately $0.6 million and $0.6 million, respectively, of total unrecognized compensation expense related to restricted stock units. As of June 30, 2021 and December 31, 2020, compensation will be recognized over a weighted-average period of approximately 0.23 years and 0.64 years, respectively.

Compensation expense related to restricted stock units for the three and six month periods ended June 30, 2021 was $0 and $0, respectively. Compensation expense related to restricted stock units was $0.06 and $0.12 million for the three and six month periods ended June 30, 2020, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2021 and December 31, 2020, there were 62,877,959 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2021 to June 30, 2021, the Company issued 299,386 common stock shares, at prices per share ranging from $1.04 to $1.85 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.2 million.

From January 1, 2021 to June 30, 2021, the Company issued 646,512 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to several consulting agreements. The total value of these issuances was $0.7 million.

From January 1, 2021 to June 30, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from a cash-less exercise of certain warrants. Total value of these issuances was $0.03 million.

From January 1, 2021 to June 30, 2021, the Company issued 2,428,857 common stock shares, at a price per share of $1.32 in connection to conversion of $1,250,000 of the Series A Note plus 565,702 common stock shares at a price per share ranging from $0.54 to $0.64 in connection to the make-whole-amounts totaling $850,000 per the terms of the Series A Note.

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

From January 1, 2021 to June 30, 2021, the Company entered into Consulting Agreements (“Agreements”) with individuals. Per the terms of the Agreements, the Company is to issue 18,104 common stock shares of the Company at a price per share of $1.72. As of our filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.03 million.

NOTE 18 – SEGMENT REPORTING

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

Summary financial information for the two reportable segments for the six months ending June 30, 2021 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$279	$3,327	$(51)	$3,555
Operating Loss	$(4,116)	$(3,647)	$-	$(7,763)
Assets	$43,956	$14,651	$(14,175)	$44,432
Accounts receivable, net	$36	$206	$-	$242
Inventory, net	$336	$495	$-	$831

Summary financial information for the two reportable segments for the six months ending June 30, 2020 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$549	$-	$-	$549
Operating Loss	$(11,485)	$-	$-	$(11,485)
Assets	$30,157	$-	$-	$30,157
Accounts receivable, net	$43	$-	$-	$43
Inventory, net	$210	$-	$-	$210

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the three and six months June 30, 2020 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

CureFilm™ sales	4%	61%	7%	67%
Research & Development services	1	37	1	31
Product sales - CBD	78	-	82	-
Product sales - PPE	17	-	10	-
Total	100%	98%	100%	98%

The Company received revenue from one customer that individually represents 17% and 10% of consolidated revenues for the three and six months ended June 30, 2021. There were no accounts receivable for this customer at June 30, 2020 and December 31, 2020. The Company received revenue from four customers that individually represent greater than 10% of consolidated revenues, representing 98% of consolidated revenues for the three months ended June 30, 2020, and three customers that individually represent greater than 10% of consolidated revenues, representing 81% of consolidated revenues for the six months ended June 30, 2020. Accounts receivable from these customers was $0.04 million and $0.13 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 19 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

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

The following table presents the change in fair value of contingent consideration (in thousands):

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2020	$3,205
Fair value at June 30, 2021	1,650
Net change in fair value for the six months ended June 30, 2021	$(1,555)

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

For the three months ended June 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$269	$3,327	$-	$3,596
Net income (loss)	$(13,349)	$4	$-	$(13,345)

Net income (loss) attributable to Cure per common share:, basic and diluted
Basic	$(0.32)	$0.00		$(0.25)
Diluted	$(0.32)	$0.00		$(0.25)

For the six months ended June 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$549	$3,940	$-	$4,489
Net loss	$(11,392)	$(357)	$-	$(11,749)

Net loss attributable to Cure per common share:, basic and diluted
Basic	$(0.29)	$(0.03)		$(0.23)
Diluted	$(0.29)	$(0.03)		$(0.23)

NOTE 20 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

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

On November 7, 2019, the Company and Canopy entered into an Amendment Agreement (“Amendment”) to allow the Company to sell cannabinoid CUREfilm products to third parties internationally, excluding Canada, from the November 7, 2019 until December 31, 2020. However, Cure Pharmaceutical may not sell any cannabinoid CUREfilm products that are specifically developed for Canopy, as identified in the Development Agreement between the Company and Canopy, dated June 17, 2019.

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

During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $0.05 million of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $0.01 million of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy, respectively.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

On March 26, 2021, a vendor that the Company utilized for consulting services relating to various quality, compliance and regulatory filed a complaint against the Company for breach of contract. On May 18, 2021, the Company responded to the compliant denying their claims and also filed a cross complaint against this vendor for breach of contract by failing to provide deliverables as required by the contract. The Company is currently unable to determine what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred, nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of June 30, 2021, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, The Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2021, The Company had such severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements.

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

In the normal course of business, The Company may provide indemnification of varying scope under The Company’s agreements with other companies or consultants, typically The Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, The Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of The Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to The Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from The Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, The Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit The Company’s financial exposure. As a result, The Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, The Company has not recorded any liabilities for these agreements as of June 30, 2021 and December 31, 2020.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease.

Sera Labs will pay base monthly rent in the amount of $0.1 million during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%. If the Lease is terminated based on the occurrence of an “event of default,” The Company will be obligated to pay the abated rent to the lessor.

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

Total rent expense was $0.1 million and $0.07 million for the three months ended June 30, 2021 and 2020, respectively. Total rent expense was $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, the current portion and long-term portion of operating lease liability is $0.1 million and $0.3 million, respectively.

The future payments due under the operating lease as of June 30, 2021 are as follows (in thousands):

Years
2021 (remaining)	$66
2022	134
2023	138
2024	46
2025	-
Undiscounted cash flow	384
Effects of discounting	(57)
Lease liabilities recognized	$327

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million during the year ended December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.1 million or less annually based on a discount rate of 9.0%. As of June 30, 2021, the current portion and long-term portion of finance capital lease liability was $0.01 million and $0.03 million, respectively. As of December 31, 2020, the Company the current and long-term portion of finance capital lease liability was $0.01 million and $0.04 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of June 30, 2021 are as follows (in thousands):

2021 (remaining)	9
2022	14
2023	14
2024	9
2025	-
Thereafter	-
Finance lease liabilities recognized	$46

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2021 and December 31, 2020 (in thousands, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$301	343

Right-of-use lease liabilities, current	$100	93
Right-of-use lease liabilities, noncurrent	227	278
Total operating lease liabilities	$327	371

Financing Leases
Finance lease right-to-use assets, net	$46	52

Current liabilities	$12	12
Noncurrent liabilities	34	40
Total financing lease liabilities	$46	52

Weighted average remaining lease term
Operating leases	2.80 years	3.31 years
Financing leases	3.31 years	3.82 years

Weighted average discount rate
Operating leases	11.30%	11.3%
Financing leases	9.0%	9.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our technology platform includes oral thin film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

Impact of COVID-19

Our financial results and operations for the three months ended June 30, 2021 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

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

•	The manufacturing process has a low carbon footprint, with lower use of water for component preparation and sterilization as compared with other dosage forms.
•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.
•	Tensile strength and plasticity of OTF allow for handling single, individual dose units without damage to the dosage form.
•	Multiple SKUs can be produced by simply modifying the length of the OTF.
•	Enables anti-counterfeit management and dose management.
•	Adaptable for use with dispensing devices for pharmacy preparation or self-administration.
•	Can be easily and conveniently handled, stored, and transported at room temperature.

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

RESULTS OF OPERATIONS

Revenues for the Three Months and Six Ended June 30, 2021 and 2020

Revenues for the three and six months ended June 30, 2021 was $2.1 million and $3.6 million, respectively, as compared to $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2020. The increase in revenue for the three and six months ended June 30, 2021 compared to the same period in 2020 was mainly due to $2.0 million and $3.3 million, respectively, of revenue attributed from Sera Labs. Revenue from Sera Labs was mainly from direct-to-consumer sales of our gummy products in both periods. The Company did not incur any revenues from Sera Labs during the three and six months ended June 30, 2020 as Sera Labs was acquired on October 2, 2020.

Cost of Goods Sold

Cost of goods sold was $0.8 million and $1.2 million, respectively, in the three and six months ended June 30, 2021 compared to $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2020. Cost of goods sold increased by approximately $0.7 million and $1.0 million during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was primarily due to the Company generating substantially more revenue from Sera Labs sales during the three and six months ended June 30, 2021 as noted above compared to the same period in 2020. In addition, revenue from Sera Labs were from products that have a higher gross margin compared to products sold by Cure Pharmaceutical during the three and six months ended June 30, 2021 compared to the same period in 2020.

Research and Development Expenses

For the three and six months ended June 30, 2021, research and development expenses decreased to $0.7 million and $1.4 million, respectively, compared to the three and six months ended June 30, 2020 of $0.7 million and $1.5 million, respectively. The slight decrease in research and development expenses is mainly due to the Company not incurring the same third party contractor expenses for our CUREfilm Blue product during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. However, the decrease in our third party contractor expenses was offset by the increase in expenses incurred in developing CUREfilm anti-Viral, CUREfilm CNS and various other OTF and other delivery forms during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Selling, General and Administrative Expenses

Our expenses for the three and six months ended June 30, 2021 are summarized as follows in comparison to our expenses for the three and six months ended June 30, 2020 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Consulting	$114	$378	$392	$602
Salaries and wages	696	264	1,365	524
Selling, general and administrative	3,001	833	5,255	1,406
Professional services and investor relations	353	496	1,797	1,034
Noncash compensation	608	540	1,507	1,069
Total selling, general and administrative expenses	$4,772	$2,511	$10,316	$4,635

Consulting

Consulting expense decreased by $0.3 million and $0.2 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. This was due to the Company decreasing the number of consultants used during the three and six months ended June 30, 2021 compared to the same period in 2020. In addition, a majority of the expenses during the three and six months period ended June 30, 2020 related to noncash consulting services whereby the Company issued common stock shares in exchange for services performed over a period of time.

Salaries and wages

Salaries and wages expense increased by approximately $0.4 million and $0.9 million during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. This was due to an increase in twelve (12) new employees from the acquisition of Sera Labs in October 2020. These employees were not part of the Company during the three and six month periods ended June 30, 2020.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $2.2 million and $3.9 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. This was mainly due to marketing and advertising spends as well as selling expenses incurred by Sera Labs, which was not part of the Company during the three and six months ended June 30, 2020. In addition, the Company incurred amortization expense relating to the Sera Labs intangible assets acquired of $0.6 million and $ 1.2 million during the three and six months ended June 30, 2021 as well as the Company began amortizing completed IPR&D during the three months ended June 30, 2021 that were not incurred during the same periods in 2020.

Professional Services and Investor Relations

Professional Services and investor relations expenses decreased by approximately $0.1 million and increased by approximately $0.8 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. The decrease was a result of the Company reducing our investor relation efforts during the three months ended June 30, 2021 compared to the same period in 2020. The increase during the six months ended June 30, 2021 compared to the same period in 2020 was due to the Company recording the fair value of the common stock issued to investor relation firms which was not present during the six months ended June 30, 2020. The issuance of common stock to these investor relations firms was to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three and six months ended June 30, 2021 compared to the same period in 2020 as to assist the Company in strategic planning and advisory for potential business acquisitions, tax planning, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. This was primarily due to the Company recording the fair value of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three and six months ended June 30, 2021. As the Company issued stock options, restricted stock awards and restricted stock units during 2020, the Company incurred more vested awards from our 2017 Equity Plan during the three and six months period ended June 30, 2021 compared to the same period in 2020.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by approximately $11.2 million and $7.2 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. This was primarily due to the Company and CHI entering into a settlement arrangement on June 5, 2020 in order to settle the contingent shares in full which resulted in a significant decrease in the change in fair value of contingent stock consideration. No similar transaction incurred during the three and six months ended June 30, 2021..

Other Income/ (Expense)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in thousands)
Interest income	$1	$5	$2	$20
Gain from settlement	2,434	26	2,434	26
Gain from extinguishment of debt	335	-	734	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	12	-	75
Change in fair value of convertible promissory notes	(692)	-	340	-
Interest expense	(134)	(15)	(199)	(28

Total other income (expense)	$1,944	$28	$3,270	$93

Other income/(expense) increased by approximately $2.0 million and $3.2 million during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. This was primarily due to (i) a decrease in the change in fair value of convertible promissory notes during the three months ended June 30, 2021 and increase in the change in fair value of convertible promissory notes during the six months ended June 30, 2021, (ii) a gain on extinguishment of the PPP loan that was forgiven during the three and six months ended June 30, 2021, (iii) a gain on settlement of approximately $2.4 million relating to the settlement reached between the Company and Canopy during the three months period ended June 30, 2021and (iv) an increase in interest expense relating to the increase in notes payable acquired during the three and six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021 and December 31, 2020

Working Capital Deficit (in thousands)

	June 30, 2021	December 31, 2020
Current assets	$3,290	$3,850
Current liabilities	(17,039)	(14,467)
Working capital (deficiency)	$(13,749)	$(10,617)

Working capital deficit as of June 30, 2021 was approximately $13.7 million, as compared to a working capital deficit of approximately $10.6 million as of December 31, 2020. As of June 30, 2021, current assets were approximately $3.3 million, comprised primarily of (i) cash of approximately $1.7 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $0.8 million and (iv) prepaid expenses and other assets of approximately $0.5 million. As of December 31, 2020, current assets were approximately $3.9 million, comprised primarily of (i) cash of approximately $1.7 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $0.5 million and (iv) prepaid expenses and other assets of approximately $1.5 million.

As of June 30, 2021, current liabilities were approximately $17.0 million, comprised primarily of (i) approximately $9.3 million in notes payable, convertible notes payable and fair value of convertible promissory notes (ii) $1.2 million in related party payable, (iii) approximately $2.0 million in accounts payable; (iv) approximately $3.7 million in accrued expenses (v) approximately $0.6 million in contract liabilities and (vi) approximately $0.1 million of finance and operating lease payables. Comparatively, as of December 31, 2020, current liabilities were approximately $14.5 million, comprised primarily of (i) approximately $8.9 million in loans, notes payable, paycheck protection program loans convertible notes payable and fair value convertible promissory notes, (ii) approximately $2.1 million in accounts payable; (ii) approximately $1 million in contract liabilities and (iii) approximately $1.3 million in accrued expenses, (iv) approximately $0.1 million of finance and operating lease payables and (v) approximately $1.0 million in related party payable.

Net Cash (in thousands)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(656)	$(3.778)
Net cash used in investing activities	(99)	(844)
Net cash provided by financing activities	731	1,955
Decrease in cash	$(24)	$(2.667)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $0.7 million during the six months ended June 30, 2021. This was primarily due to the net loss of approximately $4.6 million, as well as (i) gain from extinguishment of debt of approximately $0.7 million, (ii) the change in fair value of contingent share consideration of $1.6 million, and (iii) change in fair value of convertible promissory notes of approximately $0.3 million and was partially offset by (i) stock based compensation for services of approximately $0.9 million, (ii) depreciation and amortization of approximately $1.6 million and (iii) fair value of vested stock options and restricted stock of approximately $1.8 million .

Comparatively, net cash used in operating activities was approximately $3.8 million during the six months ended June 30, 2020. This was primarily due to the net loss of approximately $11.4 million, partially offset by (i) the change in fair value of contingent share consideration of $5.7 million and (ii) the change in fair value of derivative liabilities of $0.08 million which was increased by (iii) stock based compensation of approximately $0.7 million, (iv) depreciation and amortization of approximately $0.2 million and (v) the fair value of vested stock options and restricted stock of approximately $1.1 million.

Net cash used in Investing Activities

Net cash used in investing activities of approximately $0.1 million during the six months ended June 30, 2021 was due to (i) the purchase of an intangible asset for approximately $0.07 million, (ii) the purchase of property and equipment for approximately $0.03 million (iii) purchase of a note receivable of approximately $0.2 million and (iv) collection of notes receivable of approximately $0.2 million. Comparatively, net cash used in investing activities of approximately $0.8 million during the six months ended June 30, 2020 was due to (i) the investment in Relief Europe of $0.3 million (ii) the purchase of an intangible asset for approximately $0.01 million and (iii) the purchase of property and equipment for approximately $0.6 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $0.7 million during the six months ended June 30, 2021 was due to (i) proceeds from notes payable of approximately of $0.8 million, (ii) proceeds from related party payable and (iii) repayment of loan payable of approximately $0.2 million. Correspondingly, net cash provided by financing activities of approximately $2 million during the six months ended June30, 2020 was due to (i) proceeds from the exercise of warrants of approximately $1.4 million, (ii) proceeds from notes payable of approximately of $0.6 million and (iii) repayment of loan payable of approximately $0.1 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2021. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2020 and into the six months ended June 30, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the third quarter of fiscal year 2019 we hired a new Controller with expertise in functional areas of finance and accounting. During the first quarter of fiscal year 2021, we hired a senior accountant with over 15 years various accounting positions. We believe the above additions have improved our segregation of duties as well as added to the overall

Additionally, Management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, we were not able to mitigate the material weakness for the three months period ended June 30, 2021. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2021, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 21 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2020 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2021 to June 30, 2021, the Company issued 646,512 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to several consulting agreements. The total value of these issuances was $0.7 million.

From January 1, 2021 to June 30, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from the exercise of certain warrants. Total value of these issuances was $0.03 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2021, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended June 30, 2021, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: August 16, 2021	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
August 16, 2021

/s/ Michael Redard
Michael Redard
Chief Financial Officer
August 16, 2021

