Form 10-Q
period 2021-09-30
Cure Pharmaceutical Holding Corp.
filed 2021-11-15
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On November 12, 2021, we had 65,060,044 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$164	$1,725
Accounts receivable, net	208	224
Note receivable, net	-	-
Inventory, net	960	449
Prepaid expenses and other assets	431	1,452
Total current assets	1,763	3,850

Property and equipment, net	1,902	2,074
Finance lease right-of-use assets, net	43	52
Operating lease right-of-use assets, net	280	343
Note receivable	200	-
Investment	509	509
Goodwill	13,868	13,868
Intellectual property and patents, net	15,027	1,711
In-process research and development, net	329	14,288
Customer relationships, Tradename, and Non-compete, net	7,875	9,606
Other assets	83	58

Total assets	$41,879	$46,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,242	$2,135
Accrued expenses	4,295	1,299
Finance lease payable	13	12
Operating lease payable	104	93
Loan payable	60	265
Paycheck protection program loan	-	605
Related party payable	1,440	1,040
Notes payable	1,800	800
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	6,583	6,674
Contract liabilities	611	994
Total current liabilities	17,698	14,467

License fees	-	80
Finance lease payable	30	40
Operating lease payable	199	278
Fair value convertible promissory notes, net	3,109	7,010
Contingent share considerations	2,258	3,205

Total liabilities	23,294	25,080

Commitments and contingencies (see Note 21)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares;
65,060,044 and 59,476,268 shares issued and outstanding as of
September 30, 2021 and December 31, 2020, respectively	66	60
Additional paid-in capital	108,004	101,807
Common stock issuable	603	665
Accumulated deficit	(90,088)	(81,253)
Total stockholders' equity	18,585	21,279

Total liabilities and stockholders' equity	$41,879	$46,359

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Product sales, net of discounts and refunds	$1,345	$167	$4,817	$533
Consulting research & development income	-	-	52	169
Shipping and other sales	14	25	70	39
Total revenues	1,359	192	4,939	741

Cost of goods sold:
Cost of goods sold, current	512	145	1,725	346

Gross profit	847	47	3,214	395

Operating expenses:
Research and development expenses	601	744	1,944	2,284
Selling, general and administrative expenses	4,584	2,075	14,925	6,711
Change in fair value of contingent stock consideration	608	-	(947)	5,658
Total operating expenses	5,793	2,819	15,922	14,653

Net operating loss before other income (expense)	(4,946)	(2,772)	(12,708)	(14,258)

Other income (expense):
Interest income	2	12	4	32
Gain from settlement	-	35	2,434	61
Gain on extinguishment of debt	7	-	741	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	13	-	88
Change in fair value of convertible promissory notes	772	-	1,112	-
Interest expense	(178)	(39)	(377)	(67)

Total other income (expense)	603	21	3,873	114

Net loss before income taxes	(4,343)	(2,751)	(8,835)	(14,144)

Provision for income taxes	-	-	-	-

Net loss	$(4,343)	$(2,751)	$(8,835)	$(14,144)

Net loss per share
Basic	$(0.07)	$(0.07)	$(0.18)	$(0.32)
Diluted	$(0.07)	$(0.07)	$(0.18)	$(0.32)

Weighted average common shares outstanding
Basic, Weihgted	62,174,822	41,344,256	49,294,190	43,647,388
Diluted Weighted	62,174,822	41,344,256	49,294,190	43,647,388

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145		508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)		138
Issuance of common stock for exercise of warrants	26,936	-	-	-		-
Fair value of stock options and restricted stock granted			961			961
Fair value of restricted stock units granted			144			144
Net loss					(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	$60	$103,465	$758	$(84,424)	$19,859
Issuance of common stock for professional services	381,000	-	243			243
Issuance of common stock from the equity incentive plan	141,693	-	(2)	(155)		(157)
Issuance of common stock from conversion of convertible promissory notes	2,428,857	3	1,832			1,835
Fair value of stock options and restricted stock granted			591			591
Fair value of restricted stock units granted			143			143
Net loss					(1,321)	(1,321)
Balance, June 30, 2021	62,877,959	$63	$106,272	$603	$(85,745)	$21,193
Issuance of common stock for professional services						-
Issuance of common stock from the equity incentive plan	572,975	1	(1)			-
Issuance of common stock from conversion of convertible promissory notes	1,609,110	2	1,045			1,047
Fair value of stock options and restricted stock granted			532			532
Fair value of restricted stock units granted			156			156
Net loss					(4,343)	(4,343)
Balance, September 30, 2021	65,060,044	$66	$108,004	$603	$(90,088)	$18,585

Balance, December 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$13,507
Issuance of common stock for professional services	31,250	-	68	163		231
Fair value of stock options and restricted stock granted			469			469
Fair value of restricted stock units granted			60			60
Net loss					2,046	2,046
Balance, March 31, 2020	38,032,793	$38	$63,632	$1,229	$(48,586)	$16,313
Issuance of common stock for professional services	218,750	-	600	(411)		189
Issuance of common stock from the equity incentive plan	8,003	-	-			-
Issuance of common stock from exercise of warrants	708,467	1	1,417			1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)		21,701
Fair value of stock options and restricted stock granted			479			479
Fair value of restricted stock units granted			60			60
Net loss					(13,439)	(13,439)
Balance, June 30, 2020	51,026,636	$51	$88,123	$572	$(62,025)	$26,721
Issuance of common stock for professional services	31,250	-	49	-		49
Issuance of common stock from the equity incentive plan	161,633	-	22			22
Fair value of stock options and restricted stock granted			515			515
Fair value of restricted stock units granted			68			68
Net loss					(2,751)	(2,751)
Balance, September 30, 2020	51,219,519	$51	$88,777	$572	$(64,776)	$24,624

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Net loss	$(8,835)	$(14,144)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	752	469
Stock based compensation - prepaid	-	342
Stock issued from equity incentive plan	(19)	22
Gain from settlement of accounts payable	-	(26)
Gain from extinguishment of debt	(741)	-
Change in fair value of contingent share consideration	(947)	5,658
Change in fair value of convertible promissory notes	(1,112)	-
Depreciation and amortization	2,584	277
Bad debt expenses	41	31
Recovery of bad debt expense	(221)	-
Loss on disposal of property, plant and equipment	41	-
Inventory reserve for obsolescence	(113)	5
Change of fair value in derivative liabilities	-	(88)
Fair value of vested stock options and restricted stock	2,527	1,652

Change in operating assets and liabilities:
Accounts receivable	(25)	65
Inventory	(398)	(77)
Prepaid expenses and other assets	1,042	227
Other assets	(25)	-
Accounts payable	139	550
Accrued expenses	3,126	63
Finance lease payable	(9)	(8)
Contract liabilities	(383)	(140)
License fees	(80)	(8)

Cash used in operating activities	(2,656)	(5,130)

Cash flows from investing activities
Investment in company	-	(250)
Purchase of intangible assets	(68)	(11)
Acquisition of property and equipment, net	(32)	(642)
Purchase of note receivable	(200)	(550)
Collection of note receivable	200	-

Cash used in investing activities	(100)	(1,453)

Cash flows from financing activities
Proceeds from exercise of warrants	-	1,417
Proceeds from notes payable	1,000	2,299
Proceeds from related party payable	400	-
Repayment of loans payable	(205)	(127)

Cash provided by financing activities	1,195	3,589

Net decrease in cash and cash equivalents	(1,561)	(2,994)

Cash and cash equivalents, beginning of year	1,725	4,096

Cash and cash equivalents, end of period	$164	$1,102

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$102	$3
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$2,881	$-
Common stock issued for settlement of earnout liabilities from the acquisiton of Chemistry Holdings, Inc	$-	$21,701

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization on March 11, 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the future impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could continue to disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have had an adverse impact on global economic conditions, and may continue to have such adverse impact, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees (with such measures still currently in effect), including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2021 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic.

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the nine months ended September 30, 2021 there was no significant direct impact on the Company’s operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2020 filed with the SEC on March 31, 2021.

Principle of Consolidation

The unaudited condensed financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, The Company assesses going concern uncertainty in its consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, the Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent the Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2021, we had an accumulated deficit of approximately $90.1 million and a working capital deficit of approximately $15.9 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives. As of the date of this report, the Company had approximately $0.1 million of cash on hand.

We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or convertible promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. The Company believes the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds it will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

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

On November 1, 2019, the Company purchased a convertible loan (the “Releaf Loan”) with Releaf Europe BV (“Releaf”) in the amount of $0.2 million. Releaf shall accrue interest on the Releaf Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Releaf Loan is repaid or at the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amount of the Releaf Loan and any unpaid accrued interest shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2.0 million of debt and/or equity (“Releaf Qualified Financing”), the outstanding amount of the Releaf Loan and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event that the pre-money valuation of the Releaf Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of September 30, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the Releaf Loan.

On February 5, 2020 and February 13, 2020, the Company purchased two convertible loans (the “February 2020 Loans”) with Releaf for a total amount of $0.3 million. Releaf shall accrue interest on the February 2020 Loans at 6% per annum and they shall become due and payable to the Company at the earlier of the conversion date or the maturity date of October 31, 2021. In the event of a request for conversion by the Company or at the end of the maturity date, October 31, 2021, the outstanding amounts of the February 2020 Loans and any unpaid accrued interests shall be converted into shares of Releaf based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2.0 million of debt and/or equity (“Releaf February 2020 Qualified Financing”), the outstanding amount of the February 2020 Loans and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Releaf February 2020 Qualified Financing, less a discount of 20% on the subscription price. In addition, in the event that the pre-money valuation of the Releaf February 2020 Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of September 30, 2021, the Company recorded an investment using the cost method of accounting in Releaf and did not record any accrued interest relating to the foregoing Releaf loans.

On May 26, 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $0.2 million, which is one of a series of notes “(Notes”) pursuant to the terms of the Note Purchase Agreement (“NPA”) offered by BRC. BRC shall accrue interest on the May 2021 Loan at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date or the maturity date of May 26, 2023. In the event of a request for conversion by the Company, the outstanding amount of the May 2021 Loan and any unpaid accrued interest shall be converted into shares of BRC, rounded down to the nearest whole share, by dividing the May 2021 Loan by the price per share obtained by dividing $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (i) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes and (ii) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC. In the event the Company has not requested for conversion, the May 2021 Loan can automatically convert if BRC sells shares of preferred stock (the “Qualified Financing Securities”) to one or more investors in a single transaction or series of related transactions for aggregate proceeds to BRC (including cancellation of indebtedness under the Notes or any other convertible debt) of at least $4 million (a “Qualified Financing”). The May 2021 Loan shall automatically convert at the initial closing of and on the same terms and conditions of the Qualified Financing into a total number of Qualified Financing Securities, rounded down to the nearest whole share, obtained by dividing the May 2021 Loan by the lesser of (i) 80% of the price per share paid for the Qualified Financing Securities by investors in the Qualified Financing and (ii) $20 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants of BRC, but excluding (a) the shares of equity securities of BRC issued or issuable upon the conversion of the Notes, (b) all shares of the common stock reserved and available for future grant under any equity incentive or similar plan of BRC and (c) any equity incentive or similar plan to be created or increased in connection with the Qualified Financing).

The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company has determined that there was no impairment of our investment in Releaf during the nine months ended September 30, 2021.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At September 30, 2021 management determined that an allowance of $0.08 million was necessary. At December 31, 2020 management determined that an allowance of $0.04 million was necessary.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill and trademark discussed in Note 19. As of September 30, 2021 and December 31, 2020, there has been no impairment of goodwill and intangible assets.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the nine months ended September 30, 2021 and 2020.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At September 30, 2021 and December 31, 2020, we had contract liabilities of $0.6 million and $1.0 million, respectively.

Contract liabilities is made up of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Customer deposits for commercial products	$611	$281
Customer deposits for personal protective equipment	-	713
Total contract liabilities	$611	$994

The following table summarizes the changes in contract liabilities during the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$456
Additions	1,033
Transfers to Revenue	(495)
Balance at December 31, 2020	994
Additions	435
Customer deposits returned	(713)
Transfers to Revenue	(105)
Balance at September 30, 2021	$611

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $0.7 million and $2.4 million for the three and nine month periods ended September 30, 2021, respectively. The Company did not record advertising costs for the three and nine month periods ended September 30, 2020.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.6 million and $1.9 million for the three and nine month periods ended September 30, 2021, respectively. The Company recorded research and development expenses of $0.7 million and $2.3 million for the three and nine month periods ended September 30, 2020, respectively.

Income Taxes

The utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At September 30, 2021 and December, 31, 2020, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets are measured at fair value using the period-end quoted market prices as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs (see Note 14).

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to September 30, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

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

The following table summarizes the changes in Level 3 financial instruments during the nine months ended September 30, 2021 (in thousands):

Fair value at December 31, 2020	$18,684
Change in fair value of Series A Note	(1,020)
Change in fair value of Series B Notes	(91)
Conversion of Series A Notes	(2,881)
Fair value of Series A and B Notes at September 30, 2021	$14,692

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

Date of valuation	September 30, 2021	December 31, 2020
Stock price	$0.73	$1.30
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	1.08	1.83
Term (in years) – Series B Note	0.08	0.83
Volatility – Series A Note	85%	86%
Volatility – Series B Note	80%	80%
Risk-free interest rate – Series A Note	0.11%	0.12%
Risk-free interest rate – Series B Note	0.07%	0.09%
Interest rate	18%	1%

The Company recorded a loss of $0.7 million and $1.1 million due to the change in fair value of Series A and B convertible notes for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2020.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At September 30, 2021 and December 2020, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended		For the Nine months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income (loss)	$(4,343)	$(2,751)	$(8,835)	$(14,144)
Weighted average outstanding shares of common stock	62,174,822	41,344,256	49,294,190	43,647,388
Dilutive potential common stock shares from:	-	-	-
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-	-
Conversion of convertible notes	-	-	-
Common stock and common stock equivalents	62,174,822	41,344,256	49,294,190	43,647.388
Income per share:
Basic net income per share	(0.07)	(0.07)	(0.18)	(0.32)
Diluted net income per share	(0.07)	(0.07)	(0.18)	(0.32)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three and nine months ended September 30,
	2021	2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,845,124	3,517,577
Warrants	1,565,447	6,648,446
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	5,525,618	10,281,070

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

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2021 and December 31, 2020, prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Prepaid consulting services	$-	$14
Prepaid clinical study	-	32
Prepaid insurance	113	347
PPE deposits	-	700
Prepaid equipment	67	61
Prepaid deposit for inventory	165	211
Prepaid expenses	40	66
Other assets	129	79
Prepaid expenses and other assets	514	1,510
Current portion of prepaid expenses and other assets	(431)	(1,452)
Prepaid expenses and other assets less current portion	$83	$58

NOTE 4 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$98	$64
Packaging components	133	54
Work-in-process	40	22
Finished goods	877	603
	1,148	743
Reserve for obsolescence	(188)	(294)
Total inventory	$960	$449

For the three months ended September 30, 2021 and 2020, inventory reserves amounted to $0.003 million and $0.001 million, respectively. For the nine months ended September 30, 2021 and 2020, inventory reserves amounted to $0.2 million and $0.004 million, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Equipment not yet placed in service	$1,413	$1,465
Manufacturing equipment	1,093	1,047
Computer and other equipment	626	626
Less accumulated depreciation	(1,230)	(1,091)
Property and Equipment, net	$1,902	$2,074

For the three and nine month periods ended September 30, 2021, depreciation expense amounted to $0.05 million and $0.14 million, respectively. Depreciation expense for the three and nine month periods ended September 30, 2020 was $0.06 million and $0.16 million, respectively.

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

On July 31, 2020, the Company purchased a $0.5 million secured promissory note (the “Sera Labs Note”) issued by Sera Labs, in connection with the execution of the Memorandum of Understanding summarizing the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company. The Sera Labs Note bears an interest at the rate of 9% per annum and has a maturity date of December 31, 2020. On September 16, 2020, a Note Modification Agreement was signed, modifying the principal amount to $0.55 million with interest on $0.5 million of the principal amount accruing from and after July 31, 2020 and on $0.05 million of the principal amount from and after September 16, 2020. The note was settled as part of the Sera Labs acquisition, see Note 19.

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

Note receivable consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Coeptis Pharmaceuticals, Inc.	$-	$200
Biopharmaceutical Research Company	200	-
Less: allowance for doubtful accounts	-	(200)
Current portion of note receivable, net	-	-
Note receivable, net less current portion	$200	$-

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

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.07 and $0.01 million of legal patent costs that were capitalized during the nine months ended June, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million, $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

As of September 30, 2021 and December 31, 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Goodwill (1)	$13,868	$13,868

Intangible assets:
Acquired IPR&D – Chemistry (2)	$502	$14,460
Pending patents – Cure Pharmaceutical	327	259
Intangible assets subject to amortization:
Customer relationships (2)	7,110	7,110
Acquired IPR&D – Chemistry (2)	13,958	-
Tradename (2)	2,610	2,610
Noncompete (2)	462	462
Intellectual property	972	972
Issued patents	1,034	1,044
Total intangible assets	26,975	26,917
Accumulated amortization	(3,744)	(1,312)
Intangible assets, net	$23,231	$25,605

(1)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the Merger (see Note 19). In 2020, the Company recorded additional goodwill of $4.7 million as a result of the Sera Labs acquisition.

(2)	See Note 19 for information on the Mergers which were consummated in May 2019 and October 2020.

During the three and nine months ended September 30, 2021 the Company completed a portion of their IPR&D project and begin amortizing $3.5 million and $13.9 million over its estimated useful life of 10 years on a straight-line basis.

Amortization expense was $1.0 million and $0.03 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $2.4 million and $0.09 million for the nine months ended September 30, 2021 and 2020, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2021 (remaining)	$953
2022	3,765
2023	3,592
2024	3,429
2025	2,583
Thereafter	8,080
Total Amortization	$22,402

NOTE 8 – ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accounts payable factoring	$2,325	$-
Refunds and returns liability	434	-
Accrued interest	417	194
Accrued payroll	270	308
Accrued vacation leave	221	180
Accrued expenses	301	306
Sales tax payable	327	311
Accrued Expenses	$4,295	$1,299

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

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due September 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. As of September 30, 2021, total outstanding due to Mrs. Duitch was $0.9 million. As of the date of this report, both the Company and Mrs. Duitch agreed to extend the Duitch Note and are currently negotiating the terms of the amendment.

On May 3, 2021 and September 16, 2021, the Company received $0.2 million and $0.2 million, respectively, from one of the Company’s board members (“Second Board Investor”) in exchange for two promissory notes. Both the Company and Second Board Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Second Board Investor are still negotiating the terms of the promissory notes.

Interest expense in regard to related party payables for the three months ended September 30, 2021 and 2020 was $0.029 million and $0.002 million, respectively. Interest expense in regard to related party payables for the nine months ended September 30, 2021 and 2020 was $0.075 million and $0.002 million, respectively.

NOTE 10 – LOAN PAYABLE

Loan payable consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Note to a company due September 29, 2021, including interest at 4.32% per annum; unsecured; interest due monthly	$-	$182
Note to a company due September 6, 2021, including interest at 6.55% per annum; unsecured; interest due monthly	-	83
Note to a company due June 6, 2022, including interest at 4.42% per annum; unsecured; interest due monthly	60	-
Current portion of loan payable	(60)	(265)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine month periods ended September 30, 2021 was $0.001 million and $0.003 million, respectively. Interest expense for the three and nine month periods ended September 30, 2020 was $0.001 million and $0.002 million, respectively.

NOTE 11 – NOTES PAYABLE AND PPP LOAN

Notes payable consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company due May 18, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	250
Promissory note to a company due August 12, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	500
Promissory note to a company due January 13, 2022; unsecured; principal and accrued interest automatically convert into a convertible promissory note	500	-
Promissory note to a company due April 8, 2022; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250	-
Promissory note to a company due October 30, 2021; interest payable at 8% per annum; unsecured; principal and accrued interest automatically convert into a convertible promissory note	250
Current portion of note payable	$1,800	$800

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $0.3 million and $0.5 million, respectively. The Notes are due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. The investor did not elect to convert their Notes into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. As of the date of this report, both the Company and the investor agreed to extend the $0.3 million and $0.5 million unsecured promissory notes and are currently negotiating the terms of the amendment.

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

On April 8, 2021 and September 24, 2021, the Company received $0.3 million and $0.3 million, respectively, from an investment company (“Investor”) in exchange for two promissory notes. Both the Company and Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory notes.

Paycheck protection program consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.	$-	$399
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On June 9, 2021, $0.2 million was forgiven as permitted under Section 1106 of the CARES Act.	-	206
Payment protection program loan	$-	$605

In April 2020, the CURE Pharmaceutical and Sera Labs received loan proceeds in the amount of approximately $0.4 million and $0.2 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. No collateral or guarantees were provided in connection with the PPP loans. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021. On June 9, 2021, $0.2 million was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended September 30, 2021.

Interest expense for the three months ended September 30, 2021 and 2020 was $0.05 million and $0.01 million, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $0.11 million and $0.01 million, respectively.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

NOTE 13 – FAIR VALUE CONVERTIBLE PROMISSORY NOTES

Fair value of convertible promissory notes consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Series A subordinated convertible note at fair value	$3,109	$7,010
Series B subordinated convertible note at fair value	11,583	11,674
Total convertible promissory notes	14,692	18,684
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	9,692	13,684
Less: current portion of convertible promissory notes at fair value	(6,583)	(6,674)
Convertible promissory notes, less current portion	$3,109	$7,010

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

The placement agent received a placement agent fee of $306,000 at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note, the Company’s net cash proceeds at the closing were approximately $2,340,000. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be another $480,000, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8,850,000.In addition, the placement agent received a warrant (the “Warrant”) exercisable for two years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636shares of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under “Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

The Convertible Notes mature on October 30, 2022 with respect to the Series A Note and October 30, 2021 with respect to the Series B Note (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default. On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than restricted amounts under a Series B Note) presenting all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that any restricted amount under the Series B Note will be automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below). The Company may not prepay any amounts due under the Convertible Notes. The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default at which point interest shall be 18%. As of the filing date of this report, the Series B Note has matured and is due according to its terms (see Note 22). The Company and Investor are currently negotiating to extend the maturity date of the Series B Note on terms satisfactory to the Company.

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

The Company recorded a gain of $0.1 million and $0.6 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the three months period ended September 30, 2021 and were recorded in the consolidated statement of operations. The Company recorded a gain of $1.0 million and $0.1 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the nine months period ended September 30, 2021 and were recorded in the consolidated statement of operations. Based on discussions with our valuation expert and knowledge of the Company, there was no change in valuation caused by a change in the Company’s credit risk during the period from October 30, 2020 to December 31, 2020 and from January 1, 2021 to September 30, 2021.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis from December 31, 2019 to September 30, 2021 (in thousands):

Fair value of derivative liabilities
Balance at December 31, 2019	$91
Loss on change in fair value included in earnings	(91)
Balance at December 31, 2020	-
Gain on change in fair value included in earnings	-
Balance at September 30, 2021	$-

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

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	303,030	1.32	1.86
Exercised	(771,318)	1.92	-
Forfeited/Expired	(11,718,381)	5.01	-
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	5.01	-
Outstanding, September 30, 2021	1,565,447	2.18	0.92
Exercisable at September 30, 2021	1,565,447	$2.18	0.92

Warrant summary as of September 30, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$2.31	1,565,447	0.92	$2.18	1,565,447	$2.18
	1,565,447	0.92	$2.18	1,565,447	$2.18

Warrant summary as of December 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,479,849	1.23	$1.86	2,479,849	$1.86
	2,479,849	1.23	$1.86	2,479,849	$1.86

The change in warrant value for the three months ended September 30, 2021 and 2020 was $0 and $0.1 million, respectively. The change in warrant value for the nine months ended September 30, 2021 and 2020 was $0 and $0 million, respectively.

There were no warrants granted during the three and nine months ended September 30, 2021. The weighted-average fair value of warrants granted to during the three and nine months ended September 30, 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2021	September 30, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.29%
Expected stock price volatility	-%	74.46%
Expected dividend payout	-	-
Expected option life (in years)	-	3
Expected forfeiture rate	-%	0%

The aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2021 was $0.

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

The Company issued 1,395,801 Nonstatutory Stock Options (“NSO”) to employees of the Company and 338,443 Restricted Common Stock (“Restricted Common Stock”) to various consultants of the Company. The Company did not issue any Incentive Stock Options (“ISO”) or Restricted Stock Units (“RSU”) during the nine months ended September 30, 2021. The Company issued 90,000 ISO’s to an officer of the Company, 150,000 RCS to a consultant and 431,578 RSU’s to the members of the Board of Directors during the nine months period ended September 30, 2020. The Company did not issue any NSO’s during the nine months ended September 30, 2020. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the nine months ended September 30, 2021 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	3,600,364	1.26	9.19
Exercised	(30,000)	0.74	-
Forfeited/Expired	(752,222)	1.76	-
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,395,801	0.98	9.43
Exercised	-	-	-
Forfeited/Expired	(371,250)	0.73	-
Outstanding, September 30, 2021	7,310,343	1.46	8.45
Exercisable at September 30, 2021	3,845,124	1.52	7.91

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61 - $4.01	7,310,343	8.45	$1.46	3,845,124	$1.52
	7,310,343	8.45	$1.46	3,845,124	$1.52

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2021 was $0.2 million.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2021 and year ended December 31, 2020 amounted to $1.1 and $4.3 million, respectively. Compensation expense related to stock options for the three and nine month periods ended September 30, 2021 was $0.4 million and $1.7 million, respectively. Compensation expense related to stock options was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2020, respectively.

As of September 30, 2021, the total unrecognized fair value compensation cost related to unvested stock options was $2.5 million, which is to be recognized over a remaining weighted average period of approximately 9.03 years.

The weighted-average fair value of options granted during the three months ended September 30, 2021 and 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2021	September 30, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	-%	0.29%
Expected stock price volatility	-%	74.46%
Expected dividend payout	-	-
Expected option life (in years)	-	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	$2.69
Granted	150,000	1.60
Vested	(181,849)	2.08
Forfeited/Expired	(237)	-
Non-vested, December 31, 2020	50,000	$1.60
Granted	338,443	1.86
Vested	(330,751)	2.07
Forfeited/Expired	-	-
Non-vested, September 30, 2021	57,692	$1.30

Compensation expense related to restricted shares for the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively. Compensation expense related to restricted shares for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively. At September 30, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0.17 years and 0.14 years, respectively.

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

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, December 31, 2020	431,578	$1.33
Granted	65,600	1.00
Vested	(497,178)	1.29
Forfeited/Expired	-	-
Outstanding, September 30, 2021	-	-

At September 30, 2021 and December 31, 2020, the Company had approximately $0 and $0.6 million, respectively, of total unrecognized compensation expense related to restricted stock units. As of September 30, 2021 and December 31, 2020, compensation will be recognized over a weighted-average period of approximately 0 years 0.64 years, respectively.

Compensation expense related to restricted stock units for the three and nine month periods ended September 30, 2021 was $0.2 million and $0.4 million, respectively. Compensation expense related to restricted stock units was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2020, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of September 30, 2021 and December 31, 2020, there were 65,060,044 shares of the Company’s common stock issued and outstanding, respectively.

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

On October 2, 2020, the Company issued 6,909,091 common stock shares at a price per share of $1.38, in connection with the Sera Labs Merger. The total value of this issuance was $9,534,546.

On December 9, 2020, the Company issued 757,576 common stock shares, at a price per share of $1.32 in connection to conversion of $1,000,000 of the Series A Note plus 565,702 common stock shares at a price per share of $0.89 in connection to the make-whole-amount of $500,000 per the terms of the Series A Note.

From January 1, 2021 to September 30, 2021, the Company issued 872,361 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.2 million.

From January 1, 2021 to September 30, 2021, the Company issued 646,512 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to several consulting agreements. The total value of these issuances was $0.7 million.

From January 1, 2021 to September 30, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from a cash-less exercise of certain warrants. Total value of these issuances was $0.03 million.

From January 1, 2021 to September 30, 2021, the Company issued 1,439,394 common stock shares, at a price per share of $1.32 in connection to conversion of $1.9 million of the Series A Note plus 2,597,951 common stock shares at a price per share ranging from $0.43 to $0.64 in connection to the make-whole-amounts totaling $1.3 million per the terms of the Series A Note.

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

From January 1, 2021 to September 30, 2021, the Company entered into Consulting Agreements (“Agreements”) with individuals. Per the terms of the Agreements, the Company is to issue 18,104 common stock shares of the Company at a price per share of $1.72. As of our filing of this Current Report on Form 10-Q, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.03 million.

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

Summary financial information for the two reportable segments for the nine months ending September 30, 2021 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$386	$4,654	$(126)	$4,914
Operating Loss	$(7,019)	$(5,689)	$-	$(12,708)
Assets	$46,604	$9,450	$(14,175)	$41,879
Accounts receivable, net	$22	$186	$-	$208
Inventory, net	$368	$592	$-	$960

Summary financial information for the two reportable segments for the nine months ending September 30, 2020 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$741	$-	$-	$741
Operating Loss	$(14,258)	$-	$-	$(14,258)
Assets	$30,066	$-	$-	$30,066
Accounts receivable, net	$46	$-	$-	$46
Inventory, net	$228	$-	$-	$228

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the three and nine months September 30, 2021 and 2020:

	Three Months Ended		Nine months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

CureFilm™ sales	21%	98%	14%	75%
Research & Development services	-	-	1	23
Product sales - CBD	78	-	77	-
Product sales – PPE	-	-	7	-
Other sales less than 10%	1	2	1	2
Total	100%	100%	100%	100%

The Company did not receive revenue from one customer that individually represents 10% or more of consolidated revenues for the three and nine months ended September 30, 2021. The Company received revenue from two customers that individually represent greater than 10% of consolidated revenues, representing 81% of consolidated revenues for the three months ended September 30, 2020, and three customers that individually represent greater than 10% of consolidated revenues, representing 74% of consolidated revenues for the nine months ended September 30, 2020. Accounts receivable from these customers was $0.04 million and $0.13 million at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents the change in fair value of contingent consideration (in thousands):

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2020	$3,205
Fair value at September 30, 2021	2,258
Net change in fair value for the nine months ended September 30, 2021	$(947)

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

The following table presents pro forma sales, net loss attributable to CPHC, and net loss attributable to the Company per common share data assuming Sera Labs and CHI were acquired at the beginning of 2020 fiscal year.

For the three months ended September 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$192	$1,744	$-	$1,936
Net income (loss)	$(2,751)	$(970)	$-	$(3,721)

Net income (loss) attributable to Cure per common share:
Basic	$(0.07)	$(0.08)		$(0.07)
Diluted	$(0.07)	$(0.08)		$(0.07)

For the nine months ended September 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$741	$5,685	$-	$6,426
Net loss	$(14,144)	$(1,327)	$-	$(15,471)

Net loss attributable to Cure per common share:
Basic	$(0.32)	$(0.11)		$0.30)
Diluted	$(0.32)	$(0.11)		$(0.30)

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

During the three months ended September 30, 2021 and 2020, the Company recognized $0 and $0.05 million of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $0.01 million of revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy, respectively.

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of September 30, 2021, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, The Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2021, The Company had such severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements.

On May 8, 2020 the Company entered into a separation agreement (the “Separation Agreement”) with Jessica Rousset whereby the parties have agreed to a mutual separation of Mrs. Rousset’s employment as the Company’s Chief Operating Officer, effective May 8, 2020.

Pursuant to the terms of the Separation Agreement, Mrs. Rousset will be entitled to the following severance benefits: (i) a gross sum of $93,461.54, paid in equal installments over a nine -month period; (ii) for a period of nine months, an amount equal to the cost of her COBRA health benefits if she enrolls for COBRA coverage; (iii) acceleration of vesting of each equity award held by her to the extent the award would have vested had she remained employed for nine months following her resignation; and (iv) an extended exercise period for certain equity awards held by her such that she may exercise vested shares under such outstanding equity awards until May 8, 2021. The Separation Agreement contains a release and certain restrictive covenants that are binding upon Mrs. Rousset

Indemnification

In the normal course of business, The Company may provide indemnification of varying scope under The Company’s agreements with other companies or consultants, typically The Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, The Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of The Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to The Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from The Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, The Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit The Company’s financial exposure. As a result, The Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, The Company has not recorded any liabilities for these agreements as of September 30, 2021 and December 31, 2020.

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

Total rent expense was $0.1 million and $0.07 million for the three months ended September 30, 2021 and 2020, respectively. Total rent expense was $0.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the current portion and long-term portion of operating lease liability is $0.1 million and $0.2 million, respectively.

The future payments due under the operating lease as of September 30, 2021 are as follows (in thousands):

Years
2021 (remaining)	$33
2022	134
2023	138
2024	46
2025	-
Undiscounted cash flow	351
Effects of discounting	(48)
Lease liabilities recognized	$303

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million during the year ended December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.1 million or less annually based on a discount rate of 9.0%. As of September 30, 2021, the current portion and long-term portion of finance capital lease liability was $0.013 million and $0.03 million, respectively. As of December 31, 2020, the Company the current and long-term portion of finance capital lease liability was $0.01 million and $0.04 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of September 30, 2021 are as follows (in thousands):

2021 (remaining)	6
2022	14
2023	14
2024	9
2025	-
Thereafter	-
Finance lease liabilities recognized	$43

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2021 and December 31, 2020 (in thousands, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating leases
Right-of-use assets, net	$280	343

Right-of-use lease liabilities, current	$104	93
Right-of-use lease liabilities, noncurrent	199	278
Total operating lease liabilities	$303	371

Financing Leases
Finance lease right-to-use assets, net	$43	52

Current liabilities	$13	12
Noncurrent liabilities	30	40
Total financing lease liabilities	$43	52

Weighted average remaining lease term
Operating leases	2.55 years	3.31 years
Financing leases	3.06 years	3.82 years

Weighted average discount rate
Operating leases	11.30%	11.3%
Financing leases	9.0%	9.0%

NOTE 22 – SUBSEQUENT EVENTS

On October 7, 2021 and October 19, 2021, the Company received $0.05 million and $0.02 million, respectively, from one of the Company’s board members (“Second Board Investor”) in exchange for two promissory notes. Both the Company and Second Board Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Second Board Investor are still negotiating the terms of the promissory notes.

On October 15, 2021, the Company received $0.3 million as an initial deposit from a distribution company (“Distributor”) for the distribution rights of the Company’s sildenafil OTF product (“Distribution Rights”).  As of the date of this report, the Company and the Distributor are still negotiating a definitive agreement to finalize the terms of the Distribution Rights per territory.

On October 27, 2021, the Company received $0.3 million from an investment company (“Investor”) in exchange for a promissory note. Both the Company and Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory notes.

On October 30, 2021, the Series B Note matured and is due according to its terms (see Note 13).  On November 3, 2021 the Company received an Event of Default Redemption Notice from the Investor citing non-payment of the maturity amount, and requesting payment of a default amount, including penalties, of $9.1 million by November 10, 2021. The Company reviewed and does not agree with the amount due. As of the filing date of this report, the Company is negotiating an extension of the maturity date and the amount due on terms satisfactory to the Company. There can be no guaranty that the Company will be successful in this effort in which case the Investor may endeavor to exercise its remedies.

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

Our technology platform includes OTF, and microCURE compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

Impact of COVID-19

Our financial results and operations for the three months ended September 30, 2021 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

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

Wellness

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness products can be cosmetics, over-the-counter (“OTC”) or dietary supplements which do not require FDA approval but do require following all GMPs. Thus, they are less costly and faster to launch in the marketplace. We sell white labeled and private labeled wellness products which we produce in our state-of-the-art cGMP manufacturing facility. While manufacturing fees for such products have lower margins than prescription drugs, they provide us with short term revenue opportunities.

Our recently acquired wholly-owned subsidiary, Sera Labs, is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. Its more than 20 products are sold under the brand names Seratopical™, Seratopical® Revolution, SeraLabs™, and Gordon’s Herbals™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

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

Our expanded formulation and delivery platform, CUREformTM combines the right formulation with the right dosage form. In addition to novel chewable dosage forms, the acquisition gives us advanced encapsulation capabilities (microCURE) that serve to:

•	Protect molecules from degradation during the manufacturing process and throughout shelf life;

•	Protect molecules from degradation in the body (e.g. stomach acids);

•	Increase a drug’s bioavailability and optimize its release kinetics through;

•	Increased solubility in water and therefore bodily fluids; and

•	Enhanced permeability and retention in target tissue.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Revenues for the three and nine months ended September 30, 2021 was $1.4 million and $4.9 million, respectively, as compared to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020. The increase in revenue for the three and nine months ended September 30, 2021 compared to the same period in 2020 was mainly due to $1.3 million and $4.3 million, respectively, of revenue attributed from Sera Labs. Revenue from Sera Labs was mainly from direct-to-consumer sales of our gummy products in both periods. The Company did not incur any revenues from Sera Labs during the three and nine months ended September 30, 2020 as Sera Labs was acquired on October 2, 2020.

Cost of Goods Sold

Cost of goods sold was $0.5 million and $1.7 million, respectively, in the three and nine months ended September 30, 2021 compared to $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2020. Cost of goods sold increased by approximately $0.3 million and $1.3 million during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase was primarily due to the Company generating substantially more revenue from Sera Labs sales during the three and nine months ended September 30, 2021 as noted above compared to the same period in 2020. In addition, revenue from Sera Labs were from products that have a higher gross margin compared to products sold by Cure Pharmaceutical during the three and nine months ended September 30, 2021 compared to the same period in 2020.

Research and Development Expenses

For the three and nine months ended September 30, 2021, research and development expenses decreased to $0.6 million and $1.9 million, respectively, compared to the three and nine months ended September 30, 2020 of $0.7 million and $2.3 million, respectively. The decrease in research and development expenses is mainly due to the Company not incurring the same third party contractor expenses for our CUREfilm Blue product during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. However, the decrease in our third party contractor expenses was offset by the increase in expenses incurred in developing CUREfilm anti-Viral, CUREfilm CNS and various other OTF and other delivery forms during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Selling, General and Administrative Expenses

Our expenses for the three and nine months ended September 30, 2021 are summarized as follows in comparison to our expenses for the three and nine months ended September 30, 2020 (in thousands).

	Three Months Ended		Nine months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Consulting	$105	$126	$497	$728
Salaries and wages	701	280	2,066	804
Selling, general and administrative	2,869	452	8,132	1,859
Professional services and investor relations	222	634	2,011	1,668
Noncash compensation	687	583	2,194	1,652
Total selling, general and administrative expenses	$4,584	$2,075	$14,900	$6,711

Consulting

Consulting expense decreased by $0.02 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. This was due to the Company decreasing the number of consultants used during the three and nine months ended September 30, 2021 compared to the same periods in 2020. In addition, a majority of the expenses during the three and nine months ended September 30, 2020 related to noncash consulting services whereby the Company issued common stock shares in exchange for services performed over a period of time.

Salaries and wages

Salaries and wages expense increased by approximately $0.4 million and $1.3 million during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. This was due to an increase in twelve (12) new employees from the acquisition of Sera Labs in October 2020. These employees were not part of the Company during the three and nine months ended September 30, 2020.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $2.4 million and $6.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. This was mainly due to marketing and advertising spends as well as selling expenses incurred by Sera Labs, which was not part of the Company during the three and nine months ended September 30, 2020. Of the 2.4 million and $6.3 million increase in selling, general and administrative expenses during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, $1.7 million and $5.0 million, respectively, relate to advertising and marketing spend by Sera Labs. In addition, the Company incurred amortization expense relating to the Sera Labs intangible assets acquired of $0.6 million and $ 1.7 million during the three and nine months ended September 30, 2021 as well as the Company began amortizing completed IPR&D during the three months ended September 30, 2021 that were not incurred during the same periods in 2020.

Professional Services and Investor Relations

Professional Services and investor relations expenses decreased by approximately $0.4 million and increased by approximately $0.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. The decrease was a result of the Company reducing our investor relation efforts during the three months ended September 30, 2021 compared to the same period in 2020. The increase during the nine months ended September 30, 2021 compared to the same period in 2020 was due to the Company recording the fair value of the common stock issued to investor relation firms which was not present during the nine months ended September 30, 2020. The issuance of common stock to these investor relations firms was to help increase awareness of our Company with potential new investors as well as to update our existing shareholder base. In addition, the Company increased our legal and accounting professional services during the three and nine months ended September 30, 2021 compared to the same period in 2020 as to assist the Company in strategic planning and advisory for potential business acquisitions, tax planning, patent and technology acquisitions and general and corporate compliance services.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. This was primarily due to the Company recording the fair value of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three and nine months ended September 30, 2021. As the Company issued stock options, restricted stock awards and restricted stock units during 2020, the Company incurred more vested awards from our 2017 Equity Plan during the three and nine months period ended September 30, 2021 compared to the same period in 2020.

Change in Fair Value Contingent Stock Consideration

The change in fair value of contingent stock consideration increased by approximately $0.6 million and decreased by $6.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase during the three months ended September 30, 2021 was primarily due to the Company and CHI entering into a settlement arrangement on June 5, 2020 in order to settle the contingent shares in full and as result the Company did not have any change in fair value during the three months ended September 30, 2020. The decrease during the nine months ended September 30, 2021 was also due to the settlement with CHI on June 5, 2020, which resulted in a significant decrease in the change in fair value of contingent stock consideration during the nine months ended September 30, 2021 compared to the same period in 2020. No similar transaction incurred during the nine months ended September 30, 2021.

Other Income/ (Expense)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(in thousands)
Interest income	$2	$12	$4	$32
Gain from settlement	-	35	2,434	61
Gain from extinguishment of debt	7	-	741	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	13	-	88
Change in fair value of convertible promissory notes	772	-	1,112	-
Interest expense	(178)	(39)	(377)	(67)

Total other income (expense)	$603	$21	$3,873	$114

Other income/(expense) increased by approximately $0.6 million and $3.8 million during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. This was primarily due to (i) an increase in the change in fair value of convertible promissory notes during the three and nine months ended September 30, 2021, (ii) a gain on extinguishment of the PPP loan that was forgiven during the three and nine months ended September 30, 2021, (iii) a gain on settlement of approximately $2.4 million relating to the settlement reached between the Company and Canopy during the nine months ended September 30, 2021and (iv) an increase in interest expense relating to the increase in notes payable and accounts payable factoring acquired during the three and nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021 and December 31, 2020

Working Capital Deficit (in thousands)

	September 30, 2021	December 31, 2020
Current assets	$1,763	$3,850
Current liabilities	(17,698)	(14,467)
Working capital (deficiency)	$(15,935)	$(10,617)

Working capital deficit as of September 30, 2021 was approximately $15.9 million, as compared to a working capital deficit of approximately $10.6 million as of December 31, 2020. As of September 30, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of approximately $0.1 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $1.0 million and (iv) prepaid expenses and other assets of approximately $0.4 million. As of December 31, 2020, current assets were approximately $3.9 million, comprised primarily of (i) cash of approximately $1.7 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $0.5 million and (iv) prepaid expenses and other assets of approximately $1.5 million.

As of September 30, 2021, current liabilities were approximately $17.7 million, comprised primarily of (i) approximately $9.0 million in notes payable, loan payable, convertible notes payable and fair value of convertible promissory notes (ii) $1.4 million in related party payable, (iii) approximately $2.2 million in accounts payable; (iv) approximately $4.3 million in accrued expenses (v) approximately $0.6 million in contract liabilities and (vi) approximately $0.1 million of finance and operating lease payables. Comparatively, as of December 31, 2020, current liabilities were approximately $14.5 million, comprised primarily of (i) approximately $8.9 million in loans, notes payable, paycheck protection program loans convertible notes payable and fair value convertible promissory notes, (ii) approximately $2.1 million in accounts payable; (ii) approximately $1 million in contract liabilities and (iii) approximately $1.3 million in accrued expenses, (iv) approximately $0.1 million of finance and operating lease payables and (v) approximately $1.0 million in related party payable.

Net Cash (in thousands)

	For the Nine months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(2,656)	$(5,130)
Net cash used in investing activities	(100)	(1,453)
Net cash provided by financing activities	1,195	3,589
Decrease in cash	$(1,561)	$(2,994)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $2.7 million during the nine months ended September 30, 2021. This was primarily due to the net loss of approximately $8.8 million, as well as (i) gain from extinguishment of debt of approximately $0.7 million, (ii) the change in fair value of contingent share consideration of $0.9 million, and (iii) change in fair value of convertible promissory notes of approximately $1.1 million and was partially offset by (i) stock based compensation for services of approximately $0.8 million, (ii) depreciation and amortization of approximately $2.6 million and (iii) fair value of vested stock options and restricted stock of approximately $2.5 million.

Comparatively, net cash used in operating activities was approximately $5.1 million during the nine months ended September 30, 2020. This was primarily due to the net loss of approximately $14.1 million, partially offset by (i) the change in fair value of contingent share consideration of $5.7 million and (ii) stock based compensation of approximately $0.7 million, (iii) depreciation and amortization of approximately $0.3 million and (iv) the fair value of vested stock options and restricted stock of approximately $1.7 million.

Net cash used in Investing Activities

Net cash used in investing activities of approximately $0.1 million during the nine months ended September 30, 2021 was due to (i) the purchase of an intangible asset for approximately $0.07 million, (ii) the purchase of property and equipment for approximately $0.03 million (iii) purchase of a note receivable of approximately $0.2 million and (iv) collection of notes receivable of approximately $0.2 million. Comparatively, net cash used in investing activities of approximately $1.5 million during the nine months ended September 30, 2020 was due to (i) the investment in Relief Europe of $0.3 million, (ii) the purchase of an intangible asset for approximately $0.01 million, (iii) the purchase of property and equipment for approximately $0.7 million and (iv) purchase of notes receivable of approximately $0.6 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $1.2 million during the nine months ended September 30, 2021 was due to (i) proceeds from notes payable of approximately of $1.0 million, (ii) proceeds from related party payable of approximately $0.4 million and (iii) repayment of loan payable of approximately $0.2 million. Correspondingly, net cash provided by financing activities of approximately $3.6 million during the nine months ended September 30, 2020 was due to (i) proceeds from the exercise of warrants of approximately $1.4 million, (ii) proceeds from notes payable of approximately of $2.3 million and (iii) repayment of loan payable of approximately $0.1 million.

We may need to raise additional operating capital in calendar year 2021 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting estimates as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or condition.

Our 2020 Annual Report, contains additional information regarding the critical accounting estimates that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2021. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2021. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2020 and into the nine months ended September 30, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the third quarter of fiscal year 2019 we hired a new Controller with expertise in functional areas of finance and accounting. During the first quarter of fiscal year 2021, we hired a senior accountant with over 15 years various accounting positions. We believe the above additions have improved our segregation of duties as well as added to the overall.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, we were not able to mitigate the material weakness for the three months period ended September 30, 2021. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2021, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2021 to September 30, 2021, the Company issued 646,512 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to several consulting agreements. The total value of these issuances was $0.7 million.

From January 1, 2021 to September 30, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from the exercise of certain warrants. Total value of these issuances was $0.03 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2021, there were two convertible promissory notes (the “Default Notes”) totaling $550,000 that were in default as the maturity dates of the Default Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Default Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended September 30, 2021, the note holders of the Default Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 15, 2021	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
November 15, 2021

/s/ Michael Redard
Michael Redard
Chief Financial Officer
November 15, 2021

