Form 10-K
period 2021-12-31
Cure Pharmaceutical Holding Corp.
filed 2022-04-01
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (805) 824-0410

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.001	CURR	OTCQB Markets

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $23.4 million, as computed by reference to the closing price of such common stock on the OTC Markets on such date.

There were 69,866,902 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CURE PHARMACEUTICAL HOLDING CORP.

2021 FORM 10-K ANNUAL REPORT

2

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	the length and severity of the COVID-19 pandemic and its impact on the global economy and our financial results;

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

PART I

ITEM 1. BUSINESS

Overview

CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (CPHC, CURE Pharmaceutical, CHI and Sera Labs, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights and market sell and distribute branded health, wellness, and beauty products through Sera Labs. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral thin film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements and topical products for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants, which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

We sell multiple commercial wellness products under our distribution partners’ brands as well as through Sera Labs under the Nutri-Strip, Sera Topical, and Sera Topical Revolution brands. We also develop 50,000IU and Vitamin D3 OTF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

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

 CUREfilm Central Nervous System (CNS)

 In the area of CNS indications, we are developing a novel dosage form of a difficult to treat disease states utilizing our proprietary CUREfilm dosage form. These could include but are not limited to mental health disorders such as depression, post-traumatic stress disorder (PTSD), addiction disorders, obsessive compulsive disorder, and anxiety.

Background

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

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

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2021 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place due to COVID-19.

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

The FDA approves more reformulations than new chemical entities (NCEs) each year under Section 505(b)(2) of the Food, Drug, and Cosmetic Act (“505(b)(2)”). The number of 2018 NDA approvals that used the 505(b)(2) regulatory pathway rose dramatically from 45 approvals in 2016 to an all-time high of 75 in 2018, 64 in 2019 and 68 in 2020. Under Section (505)(b)(2), the FDA may grant market exclusivity for a term of up to three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or indication for use. Taken together, the exclusivity period of a drug and the lower R&D cost for reformulating a drug, have led to some pharmaceutical companies investigating reformulating their drugs as part of their lifecycle management protocols.

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

Cannabinoids and Other Schedule 1 Drugs

We are specifically investing in pharmaceutical-grade cannabinoid products, such as tetrahydrocannabinol (THC) and cannabidiol (CBD). The oral bioavailability of cannabinoids is very low due to extensive “first-pass” metabolism. Consequently, potency and release times are unpredictable and inconsistent. Moreover, cannabinoids do not readily dissolve in water, which adds to dosing difficulties and discrepancies. In addition to improving bioavailability, CUREfilm enables the loading of combinations of cannabinoids and botanical extracts, which may provide maximum therapeutic benefit.

We are sponsoring preclinical cannabinoid research at the Technion – Israel Institute of Technology, where the laboratory of Dr. Dedi Meiri is identifying specific combinations of cannabinoids with anti-tumor effects. We are registered with the Drug Enforcement Administration (“DEA”) to manufacture Schedule 1 controlled substances at the Oxnard facility.

Wellness

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness products can be cosmetics, OTC or dietary supplements which do not require FDA approval but do require following all GMPs. Thus, they are less costly and faster to launch in the marketplace. We sell white labeled and private labeled wellness products, which we produce in our state-of-the-art cGMP manufacturing facility. While manufacturing fees for such products have lower margins than prescription drugs, they provide us with short term revenue opportunities.

Our recently acquired wholly-owned subsidiary, Sera Labs, is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. More than 25 products are sold under the brand names Seratopical™, Seratopical Revolution™ SeraLabs™, and Nutri-Strips™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains, convenience stores and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

In December 2020, Nicole Kidman became the Global Brand Ambassador and Strategic Partner for Seratopical Skincare. In addition to being the face of the brand, Nicole Kidman plays an integral role in the strategic direction of product development and messaging. This partnership allows for women of all skin tones and types to look and feel their best by using Sera Labs’ industry best ingredients.

Our Technology

As a drug delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. On May 13, 2019, we acquired CHI, a formulation technology company that developoed innovative delivery systems for wellness and pharmaceutical products. This acquisition allowed us to address the increased demand for solid, chewable, liquid and dermal products for immediate and controlled-release, particularly for poorly soluble molecules such as cannabinoids.

Our expanded formulation and delivery platform, CUREformTM combines the right formulation with the right dosage form. In addition to novel chewable dosage forms, the acquisition gave us advanced encapsulation capabilities (microCURE) that serve to:

•	Protect molecules from degradation during the manufacturing process and throughout shelf life

•	Protect molecules from degradation in the body (e.g. stomach acids); and

•	Increase a drug’s bioavailability and optimize its release kinetics through:

•	Increased solubility in water and therefore bodily fluids

•	Enhanced permeability and retention in target tissue

CUREfilmTM Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and OTF, having launched the first therapeutic OTF product, Chloraseptic® relief strips in 2003. OTF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or more traditionally via the GI tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure and can offer a rapid onset of action. As an OTF, active ingredients can be either pre-solubilized within the matrix or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of OTF means that no water is required for administration, improving patient compliance - especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

OTFs have significant advantages compared to other dosage forms (e.g., tablets and capsules), including:

Safety and Efficacy

•	Potential for rapid onset of action, which can be especially useful for indications such as motion sickness, erectile dysfunction, seizures, allergic attack or coughing, bronchitis or asthma.
•	Potential to extend a drug’s half-life and consequently extending dosage intervals.
•	Transmucosal delivery can improve a drug’s safety profile of therapy such as reduced gastric irritation.
•	Transmucosal delivery can improve a drug’s efficacy in patients with GI absorption issues.
•	Accuracy in the administered dose can be better assured for each film.

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

The specific advantages below are present with multiple CUREfilm products and platform technologies. The advantages listed below are expressly described in CURE’s patent documents. Other advantages are present in specific products and platform technologies, but not outlined in the patent documents and kept as trade secrets and proprietary equipment designs. Additional advantages are described in pending and unpublished patent documents, including, but not limited to the following:

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

Intellectual Property

The competitive advantages of the CUREformTM platform and products are protected by issued and ending patents, as well as trade secrets such as proprietary equipment design and manufacturing processes, which allow us to produce CUREform products at commercial scale in a cGMP environment. We will be able to protect our technology and products from unauthorized use by third parties only to the extent it is covered by valid and enforceable claims of our patents or is effectively maintained as trade secrets. Patents and other proprietary rights are thus an essential element of our business.

Our success will depend in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing on ourproprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

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

Competition

We face competition from pharmaceutical companies, generic drug companies, wellness and nutraceutical companies, as well as organizations developing advanced drug delivery platforms such as Lonza, Aquestive Therapeutics, BioDelivery Sciences International, IntelGenx, ARx Pharma and LTS Lohmann, which have substantially greater financial, technical and human resources than we have. Furthermore, we face competition from these entities as well as universities, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Our success will be based in part on our ability to develop and manufacture products that address unmet medical needs and create value to patients at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ patents will be critical to success.

Recent Developments

On January 5, 2021, the Company announced that the U.S. Food and Drug Administration (“FDA”) had approved an Investigational New Drug (“IND”) application for its product CUREfilm Blue™, an oral soluble film of sildenafil citrate (the active ingredient present in Viagra®) for the treatment of erectile dysfunction (“ED”). The Company is seeking approval of this product via the 505(b)(2) regulatory pathway to expedite the U.S. approval process. Viagra® is a registered trademark of Pfizer, Inc.

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

During the fourth quarter of 2021, Sera Labs began selling its facial products of the Seratopical Revolution™ line in CVS. CVS is one of the leading national drug store chains in America. Seratopical Revolution™ marries nature and science into one clean and nourishing line of beauty products. The line’s P3P complex, developed by CURE Pharmaceutical, drives natural, clean, plant-based ingredients into the deeper layers of the skin by utilizing a proprietary tri-peptide delivery system. Unlike other companies that use alcohol as a delivery system, which is incredibly drying to the skin, Seratopical Revolution’s natural oil and surfactant delivery systems are highly efficacious and offer near immediate results.

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

All issued and outstanding shares of the capital stock of Sera Labs were converted into the right to receive, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash (the “Upfront Payment”) and (ii) up to 6,909,091 shares of the Company’s common stock. On October 1, 2020, the Parties entered into a Waiver of Closing Condition, pursuant to which the Company’s obligation to pay the Upfront Payment at the Effective Time was extended to October 13, 2020. The Company has paid $0.3 million of the Upfront Payment with the remaining balance of $0.7 million, plus $0.1 million of shareholder loans made to Sera Labs prior to closing of the Merger, were converted into a promissory note due to the Duitch Living Trust (“Duitch Promissory Note”). The Duitch Promissory Note bears interest at 8% per annum with a maturity date of June 30, 2021, which was amended with a new maturity date of April 15, 2022.

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

Preclinical studies must ordinarily be conducted to evaluate an investigational new drug’s potential safety by toxicology studies and potential efficacy by pharmacology studies. The results of these studies, among other things, are submitted to the FDA as part of an Investigational New Drug Application (“IND”), which must be reviewed by the FDA before clinical trials can begin. Typically, clinical evaluation involves a three-stage process. Phase I clinical trials are conducted with a small number of healthy volunteers to determine the safety profile and the pattern of drug absorption, distribution, metabolism and excretion, and to assess the drug’s effect on the patient. Phase II, or therapeutic exploratory, trials are conducted with somewhat larger groups of patients, who are selected by relatively narrow criteria yielding a more homogenous population that is afflicted with the target disease, in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. Phase II trials should allow for the determination of the dose to be used in Phase III clinical trials. Phase III, or therapeutic confirmatory, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy required by the FDA and other regulatory authorities. The primary objective of Phase III clinical trials is to show that the drug confers therapeutic benefit that outweighs any safety risks. All clinical trials must be registered with a central public database, such as www.clinicaltrials.gov, and once completed, results of the clinical trials must be entered in the database.

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

Other Government Regulations

In addition to laws and regulations enforced by the FDA, we are also subject to regulation under NIH guidelines as well as under the Controlled Substances Act and implementing regulations from the DEA, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

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

•

numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. We are not a HIPAA‑covered entity and we do not operate as a business associate to any covered entities. Therefore, the HIPAA privacy and security requirements do not apply to us (other than potentially with respect to providing certain employee benefits). However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. In addition, the California Consumer Privacy Act (“CCPA”) was signed into law on June 28, 2018 and largely took effect January 1, 2020. The law contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. The CCPA has substantial penalties for non-compliance, and we continue to assess its impact on our business. Similarly, there are a number of legislative proposals at both the federal and state level that could impose new privacy and security-related obligations or limitations in areas affecting our business. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of personal health data and other personal data in the European Union (“EU”) is governed by the provisions of the General Data Protection Regulation (“GDPR”), an EU-wide regulation that became fully enforceable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze or otherwise use, and transfer personal data, including health data from clinical trials and adverse event reporting. The GDPR imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals prior to processing their personal data, the transfer of personal data out of the EEA or Switzerland, including to the United States, notification of data processing obligations to the competent national data protection authorities, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and administrative penalties. Compliance with GDPR may be onerous and increase our cost of doing business. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business;

11

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

Human Capital Resources

As of December 31, 2021, we had 28 total employees of which all are full-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture, which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards, and strive to recruit a diverse talent pool across all levels of the organization. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel.

Company Information

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware. Our principal executive offices are located at 1620 Beacon Place, Oxnard, California 93033 and our telephone number is (805) 824-0410. Our website is www.curepharmaceutical.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

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

Summary of Risk Factors

Risks Related to Our Business and Industry

•	The success of our pharmaceutical product candidates is dependent on our business partners’ ability to conduct clinical trials, obtain regulatory approval, market and sell our products. We cannot give any assurance that any of our pharmaceutical product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

•	The life sciences industry is highly competitive and subject to rapid technological change. If our competitors and potential competitors develop superior products and technologies, our competitive position and results of operations would suffer.

•	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

•	We have not generated any revenue from the sale of our current pharmaceutical product candidates and may never be profitable. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of, and to commercialize, our product candidates and on the demand for our product candidates.

•	We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

•	Our business could be adversely affected by widespread public health epidemics or other catastrophic events beyond our control. An outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19) could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty.

•	Our ability to compete depends on our ability to attract and retain highly qualified technical, development, sales and marketing, managerial and administrative personnel.

•	If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed. Furthermore, significant growth will place strains on our management and our operational and financial systems and processes, and our operating costs may escalate even faster than planned.

•	If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

•	New technologies could emerge that might offer better combinations of price and performance than our current or product.

•	If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

•	We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize drugs that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

•	We currently have no marketing and sales organization. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

•	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	Regulatory and legal uncertainties could result in significant costs or otherwise harm our business. Satisfaction of regulatory requirements, including FDA requirements, typically takes many years, and if approval is obtained at all, it is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources.

•	Our product candidates are based on new medical technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit our future success.

•	Failure to obtain timely regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.

•	State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

•	Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

•	We may not be successful in establishing collaborations for product candidates we seek to commercialize, which could adversely affect our ability to discover, develop, and commercialize products.

•	We have limited sales and marketing experience.

•	Our products under development may not gain market acceptance.

•	We may be required to defend lawsuits or pay damages for product liability claims.

•	Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used.

Risks Relating to Our Financial Position and Need for Additional Capital

•	We may not be able to continue to operate as a going concern.

•	Even if future financing is successful, we expect that we will need to raise substantial additional funding before we can expect to become profitable from sales of our product candidates. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product candidate development efforts or other operations.

•	We are a drug delivery and development company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our product candidates.

•	Raising additional capital may cause dilution to our existing stockholders and restrict our operations or require us to relinquish certain intellectual property rights.

•	Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities, including research and development activities, clinical trials, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

•	We have broad discretion in the use of the net proceeds from financing and may not use them effectively.

•	Market and economic conditions may negatively impact our business, financial condition and share price.

•	U.S. federal income tax reform could adversely affect us or our stockholders.

Risks Related to Intellectual Property

•	The extent to which we can protect our technologies through intellectual property rights that we own, acquire or license is uncertain.

•	Our currently pending or future patent applications may not result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent does issue.

•	The extent to which the patent rights of life sciences companies effectively protect their technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved.

•	The patent prosecution process is expensive and time-consuming, is highly uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

•	Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	We may not be able to identify infringements of our patents and accordingly the enforcement of our intellectual property rights may be difficult.

•	Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing products.

•	We may become involved in disputes relating to our intellectual property rights and may need to resort to litigation in order to defend and enforce our intellectual property rights.

•	We may be subject to claims challenging the inventorship of our intellectual property.

•	If we are unable to maintain effective proprietary rights for our products, we may not be able to compete effectively in our markets.

•	We could face claims that our activities or the manufacture, use or sale of our products infringe the intellectual property rights of others, which could cause us to pay damages or licensing fees and limit our ability to sell some or all of our products and services.

•	Our failure to secure trademark registrations could adversely affect our business and our ability to market our products.

•	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.

•	Global economic conditions, including those resulting from the widespread outbreak of COVID-19, may negatively impact the Company’s financial condition and results of operations.

Risks Related to Common Stock

•	We are a “smaller reporting company” and have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

•	We do not intend to pay cash dividends to our stockholders for the foreseeable future, so you may not receive any return on your investment in us prior to selling your interest.

•	Our business, financial condition and operations has been and may be in the future, materially adversely affected by the COVID-19 pandemic or other public health crises.

•	Our stock price may be volatile, and you may not be able to resell your shares at or above the purchase price.

•	Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

•	Our common stock is quoted on the over-the-counter market, which subjects us to the SEC’s penny stock rules and may decrease the liquidity of our common stock.

•	Our management is required to devote substantial time to compliance initiatives.

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

The report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

We may encounter unforeseen situations in the manufacturing of our products that could result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls. In addition, we or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products may require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

There has been an increased public focus, including from the United States federal and state governments, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation, and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational, and execution costs or risks.

Our business could be adversely affected by widespread public health epidemics or other catastrophic events beyond our control.

In addition to our reliance on our own employees and facilities, we depend on our collaborators, laboratories and other facilities for the continued operation of our business. Despite any precautions we take for natural disasters or other catastrophic events, events such as pandemic disease, terrorist attacks, hurricanes, fires, floods, ice and snowstorms, may result in interruptions in our business.

An outbreak of contagious diseases, and other adverse public health developments, such as the continued impact of the coronavirus (COVID-19) pandemic could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors, including the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers, any of which could have an adverse impact on our business and our financial results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

New technologies could emerge that might offer better combinations of price and performance than our current product.

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

We compete with other companies within the drug delivery industry, which may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc. (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing OTF products. Some of these competitors, such as IntelGenx are also pursuing cannabinoid formulations. Biotechnology companies such as Lonza have entered the cannabinoid formulation market.

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our partners’ efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved, but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

As of December 31, 2021, our cash and cash equivalents were approximately $0.02 million, a working capital deficit of approximately $22.5 million and an accumulated deficit of approximately $94.4 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations. Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Since our inception, we have been operating as a specialty pharmaceutical company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $10.6 million in 2018, approximately $21.4 million in 2019, approximately $30.6 million in 2020 and approximately $13.2 million in 2021. As of December 31, 2021 and 2020, we had an accumulated deficit of approximately $94.4 million and approximately $81.3 million, respectively.

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

The drug substance in some of our product candidates is repurposed, which means that it is available in other pharmaceutical products for the purpose of treating indications that are different from the indications for our product candidates. It is possible that if we receive regulatory approval to market and sell our drug candidates, some patients that receive a prescription could be sold the same drug substance, but not our product candidate. It would be difficult, if not impossible for us to identify such instances that may constitute an infringement of our patents. In addition, because the drug substance of some of our product candidates is repurposed, such substance may not be eligible for patent protection or data exclusivity.

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

Our research, development and commercialization activities may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties of which we may be unaware because the relevant patent applications may have been filed, but not yet published. Certain of our competitors and other companies have substantial patent portfolios and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products.

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

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States could adversely affect our business and our ability to market our products.

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

In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. For example, in December 2019, a novel strain of coronavirus, SARS-CoAV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has caused a significant disruption to global financial markets and supply chains. Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact our ability to obtain supplies and increase commodity costs. We may be adversely affected if government authorities: impose restrictions on public gatherings, human interactions, operations or manufacturing, or mandatory closures; seek voluntary closures; restrict hours of operations or impose curfews; restrict the import or export of products; or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations.

Even though we have been deemed an “essential business” during this COVID-19 pandemic and have been allowed to remain in operation, there is no guarantee that in the event of a future pandemic or resurgence of the COVID-19 pandemic that we will receive the same designation. Regardless of our status as an essential business during the COVID-19 pandemic, we expect our operations will be disrupted if employees are suspected of having COVID-19 or other illnesses, since this requires us to quarantine some or all such employees and potentially close and disinfect our facility. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions, like quarantine requirements, in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition, or results of operations.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had certain adverse effects on our business and financial condition, including specific sales channels, construction costs, supply chain, and difficulties experienced by our partners and employees. Our sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability, or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by the COVID-19 pandemic, and the corresponding response to contain the virus and treat those affected by it, prove to be.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how customers will operate in a post COVID-19 environment. In addition, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, particularly in areas with lower vaccination rates, which may impact the general economic recovery. There is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business fully recover. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.

While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business at this time.

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

The continued outbreak of the novel coronavirus (COVID-19) could negatively impact our business operations, including the conduct and cost of our ongoing clinical trials, and our future capital-raising efforts.

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

Our business, financial condition and operations has been and may be in the future, materially adversely affected by the COVID-19 pandemic or other public health crises.

The COVID-19 pandemic, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has and may continue to adversely affect our business in a number of ways. To respond to the demands of managing COVID-19 and the resulting economic uncertainties, healthcare organizations may be forced to adjust spending priorities by increased spending related to COVID-19, which may have a significant effect on the demand and available budget for our products and related services. The financial strains on healthcare systems may also lead to an increased risk of delays in customer payments. In addition, a recession resulting from the spread of COVID-19 could materially affect our business, especially if a recession results in higher unemployment causing potential loss of access to health insurance. Our ability to generate sales may be further disrupted by the inability to obtain commercial supplies of raw materials and other manufacturing supplies due to the continued spread of COVID -19. A decline in operating results has limited and could further limit our generation of capital resources and cause financial stress if we are unable to increase revenues or adjust our costs appropriately to changes in revenue. We believe that COVID-19’s adverse impact on our operating results, cash flows and financial condition will be primarily driven by the severity and duration of the pandemic and its impact on the U.S. and global economy.

In addition to adversely impacting demand for our products, COVID-19 or other public health crises could have an adverse impact on our manufacturing capacity, supply chains, and distribution systems as we and other businesses and governments take preventative and precautionary measures designed to slow the spread of COVID-19. We could experience other negative impacts of COVID-19 relating to lack of availability of our key personnel or temporary closures of our office or the facilities of our suppliers or third-party service providers.

The future progression of the COVID-19 pandemic and its resulting impacts on our customers, sales activity, supply chain and distribution networks are uncertain at this time. However, the foregoing and other disruptions as a result of COVID-19 could have a material adverse effect on our business, operating results and financial condition, especially to the extent these impacts persist or exacerbate over an extended period of time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices and manufacturing facility are located at 1620 Beacon Place, Oxnard, California 93033. The offices and manufacturing facility consist of approximately 25,000 square feet and we are currently on a month-to-month lease. Rent expense was approximately $0.3 and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The office of Sera Labs is located at 5805 Sepulveda Blvd #801, Sherman Oaks, CA 91411. The office consists of 3,822 square feet and has 25 months remaining on a 60-month lease. Rent expense for Sera Lab’s office was approximately $0.1 million for the year ended December 31, 2021 and $0.03 million for the year ended December 31, 2020.

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

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys.

On March 26, 2021, a vendor that the Company utilized for consulting services relating to various quality, compliance and regulatory filed a complaint against the Company for breach of contract. On May 18, 2021, the Company responded to the compliant denying their claims and also filed a cross complaint against this vendor for breach of contract by failing to provide deliverables as required by the contract. On February 3, 2022, the Company and the vendor entered into a Settlement and Mutual Release Agreement where the Company has agreed to pay $0.03 million as final settlement of amounts due to the vendor and have mutual agreed to release all claims relating to, arising out of, or connected with or related to the complaints filed.

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

Holders of Record

At March 28 2022, there were approximately 135 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no additional sales of unregistered equity securities during fiscal year 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of Equity Securities by Affiliated Purchasers(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
5/21/2021	12,400	$0.72	N/A	N/A
5/25/2021	1,000	0.70	N/A	N/A
5/27/2021	10,000	0.69	N/A	N/A
Total	23,400	$0.71	N/A	N/A

(1)

The table reflects open market purchases of our common stock by Robert Davidson, our Chief Executive Officer, Nancy Duitch, Chief Strategic Officer and Jonathan Berlent, former Chief Business Officer. We did not repurchase any shares of our common stock during the period reflected in the table.

(2)	No purchases reflected in the table were made pursuant to a publicly announced plan or program.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2021 and related notes included in Part II, Item 8 of this annual report on Form 10-K.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (particularly in “Item 1A – Risk Factors”) and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences could include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors, which may affect our business. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Corporate Overview

Overview

We are a biopharmaceutical company focusing the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission to improve lives by redefining how medications are delivered and experienced. Our business strategy is to develop products using our proprietary technology, license the product rights to partners responsible for clinical development, regulatory approval, marketing and sales and retain exclusive manufacturing rights and market, sell and distribute branded health, wellness, and beauty products through Sera Labs. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp., which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Board of Directors and the majority stockholder of the then outstanding shares of our common stock executed a written consent to change our name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, we reincorporated from the State of Nevada to the State of Delaware.

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

On May 14, 2019, the Company, and Merger Sub, a Delaware corporation and wholly owned subsidiary of the Company, completed the transactions contemplated in the Merger Agreement with CHI, a Delaware corporation. As agreed in the Merger Agreement and pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share in exchange for all of the issued and outstanding shares of CHI.

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to the Sera Labs Merger Agreement, by and among the Company, Sera Labs Merger Sub, a Delaware corporation and a wholly owned subsidiary of the Company, Sera Labs and Mrs. Nancy Duitch, in her capacity as the security holder’s representative regarding the Sera Labs Merger.

Nature of Business

We are a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights and to market, sell and distribute branded health, wellness, and beauty products through Sera Labs.

Our technology platform includes oral dissolving film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants, which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2021 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our work force has taken place.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenue

Revenues for the year ended December 31, 2021 were $6.6 million as compared to $2.1 million for the year ended December 31, 2020. The increase in revenue included approximately $5.0 million of revenue attributed to the Sera Labs acquisition on October 2, 2020 as we were able to recognize a full year’s worth of revenue in fiscal year ending 2021 compared to the fiscal year ending 2020. However, this increase was offset by a decrease in CURE Pharmaceutical product sales mainly due to the decrease in one of our larger customers of approximately $0.3 million.

Cost of Goods Sold

Cost of goods sold was $2.2 million for the year ended December 31, 2021 compared to $1.1 million, for the year ended December 31, 2020. Cost of goods sold increased by $1.1 million for the year ended December 31, 2021 compared to the same period in 2020, which was due to (i) the acquisition of Sera Labs on October 2, 2020, which added additional $1.7 million of cost of goods sold and (ii) decrease in revenues from CURE Pharmaceutical which was mainly due to the decrease in one of our larger customers.

Research and Development Expenses

Research and development expenses were $2.4 million for the year ended December 31, 2021, as compared to $2.8 million for the year ended December 31, 2020. Research and development expenses decreased by $0.4 million, compared to the year ended December 31, 2020. The decrease in research and development expenses is mainly due to the Company not incurring the same third-party contractor expenses for our CUREfilm Blue product during the year ended December 31, 2021 compared to the December 31, 2020. During the year ended December 31, 2020, we engaged a third-party contractor to assist in the development in our CUREfilm Blue that will take us into our pre-clinical trials, which all services ended in 2020. However, the decrease in spend with this third-party contractor was offset with continuing the development various other OTF and other delivery forms during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Selling, General and Administrative Expenses

Our expenses for the year ended December 31, 2021 are summarized as follows in comparison to our expenses for the year ended December 31, 2020.

	Year Ended
	December 31, 2021	December 31, 2020
(in thousands)
Consulting	$587	$948
Salaries and wages	2,702	1,420
Selling, general and administrative	10,396	3,805
Professional and investor relations	1,462	2,352
Noncash compensation	3,733	2,840
Total operating expenses	$18,880	$11,365

Consulting

Consulting expenses decreased by approximately $0.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was due to the Company decreasing the number of consultants used during the year ended December 31, 2021 compared to the same period in 2020. In addition, a majority of the expenses related to noncash consulting services where the Company issued common stock shares in exchange for services performed over a period of time. The Company did not issue as many common stock shares in exchange for services during the year ended December 31, 2021.

Salaries and wages

Salaries and wages expense increased by approximately $1.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to the Company adding approximately $1.5 million of salaries and wages from the acquisition of Sera Labs on October 2, 2020, which was a full year’s worth of salaries and wages during the year ended December 31, 2021 compared to only approximately 3 months of salaries and wages during the year ended December 31, 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense increased by approximately $6.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This was mainly due to the Company recognizing a full year’s worth of SG&A expenses from Sera Labs during the year ended December 31, 2021 compared to only 3 months of SG&A expenses from Sera Labs during the year ended December 31, 2020. The main factors for the increase in SG&A expenses incurred by Sera Labs during the year ended December 31, 2021 compared to the same period in 2020 are (i) marketing and advertising expenses increased by approximately $3.1 million, (ii) increase in amortization expenses of $2.3 million and (iii) increase in brand ambassador expenses of approximately $1.0 million.

Professional and Investor Relations

Professional and investor relations expenses decreased by approximately $0.9 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was a result of the Company incurring less legal expenses during the year ended December 31, 2021 compared to the same period in 2020. The decrease in legal expenses was due the following factors occurring during the year ended December 31, 2020 and not during the year ended December 31, 2021: (i) incurring legal costs for the Sera Labs acquisition and (ii) the CHI settlement for their earnout shares.

Non-cash Compensation

Non-cash compensation expense increased by approximately $0.9 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase is mainly due to the Company recording the fair value of vested stock options, restricted stock and restricted stock units issued from our 2017 Equity Incentive Plan during the year ended December 31, 2021. The fair values of the vested stock options, restricted stock and restricted stock units during the year ended 2022 were more compared to the fair values of the vested stock options, restricted stock and restricted stock units in the same period in 2020.

Change in Fair Value Contingent Stock Consideration

Change in fair value stock consideration decreased by approximately $7.5 million for the year ended December 31, 2021 as compared to the same time period in 2020. The decrease was primarily due to the settlement with CHI on June 5, 2020, which resulted in a significant decrease in the change in fair value of contingent stock consideration during the year ended December 31, 2021 compared to the same period in 2020. In addition, during the year ended December 31, 2021, the fair value of the contingent shares to be issued to Sera Labs also decreased mainly due to the decrease in the stock price during the year ended December 31, 2021.

Other Expense

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Interest income	$62	$37
Settlement income	2,434	-
Gain on extinguishment of debt	741	-
Gain from settlement of payables	-	61
Loss on sale of property, plant and equipment	(41)	-
Change in fair value of derivative liability	-	91
Change in fair value of convertible promissory notes	(393)	(9,380)
Reserve on investment	(350)	-
Interest expense	(554)	(2,472)
Total other income (expense)	$1,899	$(11,663)

Other income/(expense) for the year ended December 31, 2021 increased approximately $13.6 million, as compared to the year ended December 31, 2020. The increase is due to (i) recording the change in fair value of the Series A and Series B Notes at issuance during the year ended December 31, 2021, on the date of the partial conversion of the Series A Note and on December 31, 2020, and (ii) recording the debt discounts, transaction costs and fair value of placement agent warrants issued in connection to the Series A and Series B Notes as interest expense during the year ended December 31, 2020, (iii) a gain on extinguishment of the PPP loan that was forgiven during the year ended December 31, 2021, (iv) reserve on investment relating to Releaf Europe b.v. of approximately $0.4 million during the year ended December 31, 2021 and (v) a gain on settlement of approximately $2.4 million relating to the settlement reached between the Company and Canopy during the year ended December 31, 2021.

Liquidity & Capital Resources

Working Capital Deficit

(in thousands)	December 31, 2021	December 31, 2020
Current assets	$1,781	$3,850
Current liabilities	(24,261)	(14,467)
Working capital (deficiency)	$(22,480)	$(10,617)

Working capital deficit as of December 31, 2021 was approximately $22.5 million, as compared to a working capital deficit of approximately $10.6 million as of December 31, 2020. As of December 31, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of approximately $0.02 million, (ii) accounts receivable, net of approximately $0.4 million, (iii) inventory, net of approximately $0.9 million and (iv) prepaid expenses and other assets of approximately $0.5 million. As of December 31, 2020, current assets were approximately $3.9 million, comprised primarily of (i) cash of approximately $1.7 million, (ii) accounts receivable, net of approximately $0.2 million, (iii) inventory, net of approximately $0.5 million and (iv) prepaid expenses and other assets of approximately $1.5 million.

As of December 31, 2021, current liabilities were approximately $24.3 million, comprised primarily of (i) approximately $13.6 million in loans, notes, related party payables, convertible notes payable and fair value of convertible promissory notes, (ii) approximately $2.8 million in accounts payable; (iii) approximately $0.5 million in contract liabilities, (iv) approximately $3.8 million in accrued expenses, (v) approximately $0.1 million of finance and operating lease payables and (vi) contingent share considerations of approximately $1.4 million. Comparatively, as of December 31, 2020, current liabilities were approximately $14.5 million, comprised primarily of (i) approximately $9.9 million in loans, notes and convertible notes payable, (ii) approximately $2.1 million in accounts payable; (iii) approximately $1.0 million in contract liabilities, (iv) approximately $1.3 million in accrued expenses, payroll liabilities and sales tax payable and (v) approximately $0.1 million of finance and operating lease payables.

Cash Flows and liquidity

	Year Ended
	December 31, 2021	December 31, 2020
(in thousands)
Net cash used in operating activities	$(4,315)	$(9,722)
Net cash used in investing activities	(175)	(131)
Net cash provided by financing activities	2,781	7,482
Decrease in cash	$(1,709)	$(2,371)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $4.3 million during the year ended December 31, 2021. This was primarily due to the net loss of approximately $12.8 million, including changes from (i) gain from extinguishment of debt of approximately $0.7, (ii) stock based compensation of approximately $0.8 million, (iii) change in fair value of convertible promissory notes of approximately $0.4 million, (iv) the fair value of vested stock options, restricted stocks and restricted stock units of approximately $3.1 million, (v) change in fair value of contingent share consideration of approximately $1.8 million, (vi) reserve on investment of approximately $0.4 million, (vii) depreciation and amortization of approximately $3.6 million, (viii) a decrease in prepaid expenses of approximately $0.9 million, (ix) an increase in accounts payable of approximately $0.7 million, (x) an increase in accrued expenses of approximately $2.8 million and (xi) an decrease in contract liabilities of approximately $0.5 million.

Net cash used in operating activities was approximately $9.7 million during the year ended December 31, 2020. This was primarily due to the net loss of approximately $30.6 million, partially offset by (i) the amortization of the debt discount of approximately $1.5 million, (ii) stock based compensation of approximately $0.6 million, (iii) change in fair value of convertible promissory notes of approximately $9.4 million, (iv) the fair value of vested stock options, restricted stocks and restricted stock units of approximately $2.8 million, (v) change in fair value of contingent share consideration of approximately $5.8 million, (vi) an increase in prepaid expenses of approximately $0.3 million, (vii) an increase in accounts payable of approximately $0.5 million, (viii) an increase in accrued expenses of approximately $0.5 million and (ix) an decrease in contract liabilities of approximately $1.4 million.

Net cash used in Investing Activities

Net cash used from investing activities of approximately of $0.2 million during the year ended December 31, 2021 was due to (i) collection of note receivable of approximately $0.2 million, which was offset by (i) the purchase of property and equipment for approximately $0.04 million; (ii) purchase of note receivable of approximately $0.2 million, (iii) purchase of intangible assets of $0.1 million and (iv) investment of $0.1 million.

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

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $2.8 million during the year ended December 31, 2021 was primarily due to (i) approximately $3.1 million in proceeds from issuance of notes, related party payable and loans payable and (ii) approximately $0.3 million for repayment of loans payables.

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

We may need to raise additional operating capital in calendar year 2022 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, we had an accumulated deficit of approximately $94.4 million and a working capital deficit of approximately $22.5 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

For the year ended December 31, 2021, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

We have an accumulated deficit balance as of December 31, 2021. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we establish a sufficient revenue stream to consistently generate operating profits. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2022.

Historically, we have had operating losses and negative cash flows from operations which cast significant doubt upon our ability to continue as a going concern. As such, we have needed to raise capital in order to fund its operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds. We will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we intend to continue funding our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

As a “smaller reporting company” as defined in Rule 12(b) of the Exchange Act, we are not required to provide the information required by this item.

Impact of Inflation

                The impact of inflation upon our revenue and loss from operations during the years ended December 31, 2021 and 2020 has not been material to our financial position or results of operations for those years.

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

The fair value of all contingent consideration after the Sera Labs Merger Date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. See Note 20 to our consolidated financial statements included elsewhere in this Report.

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

Accounting for warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 16 to our consolidated financial statements included elsewhere in this Report.

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

Stock-based compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2021 and 2020, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

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

The adoption of ASC 842 did not have a material impact to our consolidated financial statements because we did not have any significant operating leases at the time of adoption. During the years ended December 31, 2021 and 2020, we entered into various operating leases and an embedded operating lease in accordance with ASC 842 discussed in Note 23 to the consolidated financial statements included elsewhere in this Report. Our accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 21 to our consolidated financial statements included elsewhere in this Report.

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

Pharma Products and Services revenue

Cure Pharmaceutical’s formulation and product development income includes services for the development of OTF products utilizing our CureFilm Technology. Our development contracts have up to four phases. Revenue is recognized based on progress toward completion of the performance obligation in each phase. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the input method to measure progress for our contracts because it best depicts the transfer of assets to the customer, which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations mainly include materials, labor, supplies and consultants. We generally identify each sale of our pharma service offering as a single performance obligation.

We establish an allowance for doubtful accounts based on the evaluation of the collectability of accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2021, we have $0.08 million recorded allowance for doubtful accounts on accounts receivables.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Material Weakness in Internal Control over Financial Reporting

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2021, the Company’s internal control over financial report is not effective as a result of the identified material weakness described herein.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

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

Management’s Plan to Remediate the Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the separation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2021. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the second quarter of fiscal year 2019 management hired a Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the third quarter of fiscal year 2019 we hired a new Controller with expertise in functional areas of finance and accounting. During the first quarter of fiscal year 2021, we hired a senior accountant with over 15 years in various accounting positions. We believe the above additions have improved the segregation of duties as well as added to the overall oversight of internal controls.

Additionally, Management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

The following are the primary remediation efforts made by the Company:

•	Prepare accounting memos over the debt issuances made by the Company in fiscal 2021 and 2020 which include derivative and warrants
•	Review fair value of convertible promissory notes in relation to the Series A and B Notes
•	Review of impairment of long-lived assets including goodwill and intangibles
•	10-Q and 10-K review to ensure the appropriate disclosures are made within the SEC filed documents

•

In addition, the Company engaged external SOX consultants to further enhance the Company’s internal control environment. After several meetings with the key accounting personnel the following were put in place:

	•	Adoption of COSO 2013
	•	SOX Risk assessment memo
	•	Entity Level COSO Mapping
	•	SOX control narratives for financial reporting as well as other processes

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2021. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages as of December 31, 2021, and positions of the individuals who serve as our executive officers and directors:

Name	Age	Position
Robert Davidson	54	Chief Executive Officer, Director
Michael Redard	63	Chief Financial Officer and Secretary
Mark Udell	44	Chief Accounting Officer and Treasurer
Nancy Duitch	67	Chief Strategic Officer, Chief Executive Officer of Sera Labs, Director
Ruben King-Shaw Jr.	60	Chairman of the Board of Directors
Gene Salkind, M.D	67	Director
Joshua Held	36	Director
John Bell	74	Director
Dov Szapiro	46	Director

Our Executive Officers

Robert Davidson –Chief Executive Officer and Director

Robert Davidson has served as a director and as our Chief Executive Officer since July 2011 and served as Chairman of our Board until January 2019. Prior to joining the Company, Mr. Davidson served as President, Chief Executive Officer, and director of InnoZen Inc. from 2003 to 2011, Chief Executive Officer and director of Gel Tech LLC from 1998 to 2001, and Chief Executive Officer and director of Bio Delivery Technologies Inc. from 1999 to 2003. In addition to his service as a director at Innozen, Inc., Gel Tech LLC, and Bio Delivery Technologies Inc., Mr. Davidson served as a director of HealthSport Inc. from 2007 to 2011. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte OTF sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in OTF technology. Mr. Davidson holds a B.S. in Biological Life Sciences from the University of the State of New York, Excelsior College, a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia, and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson also holds a Certificate of Sustainable Value Chains and a Masters in Sustainability Leadership from the University of Cambridge and is a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine. We believe that Mr. Davidson’s executive and board experience as well as his extensive knowledge of OTF and drug delivery technologies qualifies him to serve on our Board.

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

Mark Udell – Chief Accounting Officer and Treasurer

Mark Udell has served as our Chief Accounting Officer since November 2018 and Treasurer since July 2011. Mr. Udell previously served as our Chief Financial Officer from July 2011 until November 2018 and as our Secretary from July 2011 until May 2020. Mr. Udell is a Certified Public Accountant with over 21 years of experience in finance and accounting. From 2007 to 2011, Mr. Udell served as Chief Accounting Officer and Controller of InnoZen, Inc., a drug delivery company with manufacturing capabilities, where he was responsible for establishing, monitoring, and enforcing internal policies and procedures, as well as conducting audits and working with external auditors. Mr. Udell gained valuable knowledge in the drug delivery industry during his time at InnoZen, Inc. and is a key contributor to our development and commercialization of various drug delivery technologies. Prior to Mr. Udell’s time at InnoZen, Inc., he served as Auditing Manager at Green Hasson & Janks, LLP in Los Angeles. Mr. Udell holds a B.S. in Business Economics with a concentration in accounting from the University of California, Santa Barbara.

Our Directors

Ruben King-Shaw, Jr.

Ruben King-Shaw, Jr. has served as a director of the Company since January 2019 and was appointed Chairman of the Board of Directors on February 8, 2021. Mr. King-Shaw served as the President of Steward Health Care Network, a risked based provider organization and at ACO from June 2018 to January 2020, where he led the business unit focused on managing integrated, coordinated, and community-based health care services delivery in 9 states. Principally, Mr. King-Shaw led the turnaround and sale of Steward Health Care Network’s 220,00 member Medicaid and DSNP managed care plan, Steward Health Choice Arizona, to Blue Cross and Blue Shield of Arizona for a record high valuation. Mr. King-Shaw has since returned to his position of Chief Strategy Officer at Steward Health Care Investors, the physician-driven private equity vehicle that led a management buyout of Steward Health Care System in May of 2020. Since 2005, he has served as the CEO of Mansa Equity Partners, Inc., the King-Shaw family’s personal holding company and investment vehicle. From 2017 to 2018, Mr. King-Shaw served as the interim CEO of Verify ID. Mr. King-Shaw has three decades of executive leadership experience in the healthcare technology and private equity sectors and has held c-suite positions with leading private companies including Neighborhood Health Partnership, Inc. from 1993 to 1998 and JMH Health Plan from 1989 to 1993. He currently serves on the board of directors of privately-held US Retina. He previously served as director of Intelligent Retinal Imaging Systems, Cotiviti Holdings, Inc., Independent Living Systems, WellCare Health Plans, Inc., and Athenahealth, Inc. During the Obama Administration, Mr. King-Shaw served on the Medicare Program Advisory and Oversight Committee and during the W. Bush Administration, he served as Chief Operating Officer and Deputy Administrator of the Centers for Medicare and Medicaid Services (“CMS”), administering a federal budget of $600 billion. Mr. King-Shaw has recently provided advice on healthcare policy to the Trump Administration, including CMS and the National Economic Council. Mr. King-Shaw holds a B.S. in Economics from Cornell University and a Masters in Health Services Administration and Masters in International Business from Florida International University. Mr. King-Shaw also completed advanced studies in Corporate Governance at Harvard Business School. Mr. King-Shaw is a Trustee Emeritus and Presidential Counselor at Cornell University and a member of the Weil Cornell Medicine Board of Overseers. He is also a former Trustee for Meharry Medical College. We believe that Mr. King-Shaw’s executive experience and administrative expertise in the healthcare field qualifies him to serve on our Board.

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

Joshua Held

Joshua Held has served as a director of the Company since May 2019. From 2009 to 2019, Mr. Held was the founder and Chief Executive Officer of Chemistry Holdings, Inc., a formulation technology company that creates innovative, sustainable delivery systems for a variety of industries, which was acquired by CURE in May 2019. In 2015, Mr. Held founded and served as Chief Executive Officer of Form Factory Inc. f/k/a Made By Science, Inc. until acquired by Acreage Holdings, the largest multi-state cannabis operator, in 2018, at which time he served as President until March 2020. From 2011 to 2015, Mr. Held served as Vice President of Investments for JP Morgan, where he managed more than $100 million in investment dollars for high-net-worth individuals and families. Mr. Held holds a B.A. in Political Science from the California State University, Long Beach. We believe that Mr. Held’s experience as the founder of multiple medical technology companies qualifies him to serve on our Board.

John Bell

John Bell has served as a director of the Company since November 2019. Mr. Bell has served as Chair of the board of directors of Onbelay Capital Inc., a private equity and investment company based in Cambridge, Canada since 1997, Chair of the board of directors of Canopy Rivers, an investment holding company since 2018, Chair of Stack Capital since April 2021 and Chair of Hexo Corp from December 2021 to February 2022. From 2014 to 2020, Mr. Bell served as Chair of the board of directors, audit committee, and compensation committee of Canopy Growth Corp and from 2013 to 2020 he served as member of the board of directors and Chair of the audit committee of DelMar Pharmaceuticals, Inc. From 1977 to 1995, Mr. Bell was the founder, owner, and Chief Executive Officer of Shred-Tech Inc., a global manufacturer of shredding and recycling equipment and the creator of the mobile shredding industry. From 1995 to 2007, Mr. Bell was owner and Chief Executive Officer of Polymer Technologies Inc., a global manufacturer of auto-parts. From 2006 to 2014, Mr. Bell was the principal shareholder and served as Chairman of the board of directors of BSM Technologies Inc., a fleet management company and from 2007 to 2010, he served as Chief Executive Officer and member of the board of directors of ATS Automation, a factory automation company with 23 global plants. In the past, Mr. Bell has served on the boards of a number of public, private, non-profit, and government institutions, including: Chair of Cambridge Memorial Hospital, Chair of Waterloo Regional Police, Chair of Waterloo Prosperity Counsel, Chair of Waterloo Accelerator Network, and Governor of Stratford Festival. Mr. Bell holds a B.B.A. from Western University Ivey School of Business, is a Fellow of the Chartered Professional Accountants of Ontario, and a graduate of the Institute of Directors Program of Canada. We believe that Mr. Bell’s extensive executive and business experience qualifies him to serve on the Board.

Nancy Duitch – Chief Strategic Officer and Director

Nancy Duitch has over 30 years’ experience as an entrepreneur and leader in the consumer products industry. Ms. Duitch currently serves as Chief Executive Officer of Sera Labs and as Chief Strategy Officer-Wellness of the Company. From 2014 to 2018, Ms. Duitch served as Chief Executive Officer of a marketing agency, Vision Works, and from 2015 to 2017, she served as Managing Member at Advanced Legacy Technology, a company specializing in anti-aging skincare. Ms. Duitch has founded and developed several diverse businesses from start-up to public company level, and she has executed state-of-the-art campaigns generating over $3 billion in revenue for some of the most well-loved consumer brands. Her creativity, ability to develop talent, and effective utilization of multi-channel strategy for optimal ROI has consistently positioned Ms. Duitch as an industry leader. Sera Labs was created to expand products in the health, wellness, and beauty sectors, and has redefined these sectors with innovation and technology that incorporates exceptional ingredients, including CBD. Sera Labs develops high-quality products that use science-backed, proprietary formulations and its more than 20 products are sold under the brand names Sera Labs™, SeraRelief™ and SeraTopical™. Ms. Duitch is also passionate about, and heavily involved in, several philanthropic activities supporting children in need. After losing two siblings to sudden cardiac death when they were in their twenties, Ms. Duitch and her mother embarked on a mission to educate and raise awareness and resources to help fight sudden death in children and young adults. In 1995 they founded the Cardiac & Arrhythmia Research & Education Foundation (C.A.R.E.) which continues to play a critical role in supporting thousands of patients and their families. Ms. Duitch received her undergraduate degree from Temple University. We believe that Ms. Duitch is qualified to serve on our board based on her extensive professional background and business development in the consumer products industry.

Dov Szapiro

Mr. Szapiro has over 20 years’ experience as an entrepreneur, investor, advisor, and board member in companies across multiple industries and different growth phases. Mr. Szapiro currently serves as Co-Founder, Managing Partner and Principal of Entourage Effect Capital, one of the cannabis industry’s most highly regarded investment firms. In 2016, Mr. Szapiro founded e54 Capital, LLC, where he is currently the Managing Director. Mr. Szapiro also co-founded AFS Acceptance LLC (“AFS”), where he served as President and Chief Executive Officer from 2001 to 2017. Prior to co-founding AFS, Mr. Szapiro was the Director of Business Development for GovWorks, Inc, an internet start-up in the e-government sector. Mr. Szapiro holds a B.B.A. from the University of Pennsylvania. Earlier in his career, Mr. Szapiro was an analyst for Bassini, Playfair + Associates, a $1.2 billion emerging markets private equity firm. We believe that Mr. Szapiro’s extensive executive and business experience qualifies him to serve on the Board.

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

The Board has concluded that each of Messrs., King-Shaw, Held, Szapiro and Bell are “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

The Board of Directors held ten (10) meetings during 2021. During 2021, all directors attended approximately 75% of the aggregate number of meetings of the Board of Directors that were held during the time that they served as members of the Board of Directors. We do not have a formal policy regarding attendance by members of the Board of Directors at the annual meeting of stockholders, but we strongly encourage all members of the Board of Directors to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances.

We did not hold annual meeting of stockholders in 2021.

Committees of the Board of Directors

The Board of Directors has established and currently maintains the following three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (the “N&GC”). The Board of Directors has adopted written charters for each of these committees, which we make available free of charge on or through our website, along with other items related to corporate governance matters, including our Code of Business Conduct and Ethics applicable to all employees, officers and directors. We maintain our website at http://www.curepharmaceutical.com. You can access our committee charters and code of conduct on our website by first clicking “Investors” and then “Governance.”

We disclose on our website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Each committee has the composition and responsibilities described below. Our Board of Directors may from time to time establish other committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Ruben King-Shaw Jr.	M		M
Joshua Held		M
John Bell	C	M

During the 2021 fiscal year, the Audit Committee held six (6) meetings and the Compensation and N&CG Committees each held one meeting.

Audit Committee

Among other functions, the Audit Committee reviews and approves the engagement of our independent auditors to perform audit and any permissible non-audit services, evaluates the performance, independence and qualifications of our independent auditors and determines whether to retain our existing independent auditors or to engage new independent auditors, reviews our annual and quarterly financial statements and reports, including the disclosures contained in the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” recommends that the audited financial statements be included in the Company’s annual report on Form 10-K and discusses the statements and reports with our independent auditors and management, reviews with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning scope, adequacy and effectiveness of our financial controls, reviews our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented, and reviews and evaluates on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

The Board of Directors has determined that each of the current members of the Audit Committee is an independent director within the meaning of the Nasdaq independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. In addition, the Board of Directors has determined that Mr. Bell qualifies as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulation S-K SEC Rules and satisfies the Nasdaq standards of financial literacy and financial or accounting expertise or experience.

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

The Compensation Committee may select or receive advice from, a compensation consultant, legal counsel or other adviser to the Committee, other than in-house legal counsel, only after taking into consideration the following factors:

•	the provision of other services to the Company by the person that employs the compensation consultant, legal counsel or other adviser;

•	the amount of fees received from the Company by the person that employs the compensation consultant, legal counsel or other adviser, as a percentage of the total revenue of the person that employs the compensation consultant, legal counsel or other adviser;

•	the policies and procedures of the person that employs the compensation consultant, legal counsel or other adviser that are designed to prevent conflicts of interest;

•	any business or personal relationship of the compensation consultant, legal counsel or other adviser with a member of the Compensation Committee;

•	any stock of the Company owned by the compensation consultant, legal counsel or other adviser; and

•	any business or personal relationship of the compensation consultant, legal counsel or other adviser, or the person employing the adviser with an executive officer of the Company

Neither the Compensation Committee nor the Board of Directors retained any consultants to assist in the review and approval of the compensation and benefits for the executive officers of our company during 2021. The Board of Directors has determined that each current member of the Compensation Committee is an independent director within the meaning of the Nasdaq independence standards.

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

The Board generally requires that all candidates for the Board of Directors be of the highest personal and professional integrity and have demonstrated exceptional ability and judgement. The Board will consider whether such candidate will be effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of our stockholders. In addition, the Board requires that all candidates have no interests that materially conflict with our interest and those of our stockholders, have meaningful management, advisory or policymaking experience, have general appreciation of the major business issues facing us and have adequate time to devote to service on the Board of Directors.

The Board will consider stockholder recommendations for nominees to fill director positions, provided that the Board will not entertain stockholder nominations from stockholders who do not meet the eligibility criteria for submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. Stockholders may submit written recommendations for nominees to the Board of Directors, together with appropriate biographical information and qualification of such nominees as required by our Bylaws, to our Corporate Secretary following the same procedures as described in “Stockholder Communications” in our Proxy Statement. In order for a nominee for directorship submitted by a stockholder to be considered, such recommendation must be received by the Corporate Secretary by the time period set forth in our most recent proxy statement for the submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. The Corporate Secretary shall then deliver any such communications to the Chairman of the Board or the N&GC, as applicable. The Board will evaluate stockholder recommendations for candidates for the Board of Directors using the same criteria as for other candidates, except that the Board may consider, as one of the factors in its evaluation of stockholder recommended candidates, the size and duration of the interest of the recommending stockholder or stockholder group in our equity.

The Board of Directors has determined that each current member of the N&GC is an independent director within the meaning of the NASDAQ independence standards.

See “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of the above stated committees.

DELINQUENT SECTION 16(A) REPORTS

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act, were filed on a timely basis, except that Mr. King-Shaw, Mr. Salkind, Mr. Held, Mr. Bell and Mr. Szapiro has not filed pending Form 4 filings. We are working on developing and implementing processes, procedures and training to ensure improved compliance on an on-going basis with the requirements of Section 16 of the Exchange Act.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is currently chaired by Mr. Ruben King-Shaw Jr., who was appointed to serve in such capacity since February 8, 2021. Our amended and restated bylaws provide our Board of Directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. As Chairman of the Board, Mr. King-Shaw facilitates communications between members of our Board of Directors and works with management in the preparation of the agenda for each board meeting. All of our directors are encouraged to make suggestions for board agenda items or pre-meeting materials. Mr. King-Shaw presides over the executive sessions of the Board of Directors and serves as a liaison to our Chief Executive Officer, Mr. Davidson, and management on behalf of the independent members of the Board of Directors.

Our Board of Directors has concluded that our current leadership structure is appropriate at this time based on their specific characteristics as described in the “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of Board of Directors. However, the Board of Directors periodically reviews our leadership structure and may make such changes in the future as it deems appropriate.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2021 and 2020 by our principal executive officer and our two most highly compensated executive officers as of the end of the 2021 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Robert Davidson, Chief Executive Officer and Director	2021	189,235	-		343,000	68,417	600,652
	2020	191,667	-		-	-	191,667

Michael Redard, Chief Financial Officer	2021	176,421	-	-	269,500	54,154	500,075
	2020	162,917	-	-	-	-	162,917

Mark Udell, Chief Accounting Officer, Treasurer and Secretary	2021	137,171	-	-	19,600	29,846	186,617
	2020	148,902	-	-	-	-	148,902

__________

(1)

Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the years ended December 31, 2021 and 2020 for details as to the assumptions used to determine the fair value of these awards.

(2)

Rob Davidson, Mike Redard and Mark Udell all agreed to defer part of their salary during the fiscal year 2021. These deferral amounts are included in the Company’s financial statements under accrued expenses.

Outstanding Equity Awards at December 31, 2021

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2021 fiscal year:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	(#)	Date
Robert Davidson	686,031	311,719	311,719	$0.61-$3.40	April 6, 2028 to March 4, 2031
Michael Redard	278,125	246,875	246,875	$0.98- 4.01	May 30, 2029 to March 4, 2031
Mark Udell	148,125	21,875	21,875	$0.74-0.98	April 6, 2028 to March 4, 2031

Option Exercises in 2021

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2021.

Narrative Disclosure to Summary Compensation Table

Michael Redard

On May 15, 2019, the Company entered into an employment agreement with Michael Redard to serve as the Company’s Chief Financial Officer with such customary responsibilities, duties and authority normally associated with such position and as may, from time to time, be assigned to Mr. Redard by the Board of Directors of the Company, consistent with such position. In the performance of such duties, Mr. Redard shall report to the Chief Executive Officer and shall receive a base salary at a rate of $170,000.00 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. The Company’s Board shall review Executive’s salary at least once a year and shall increase Executive’s salary if, in the sole discretion of the Board, an increase is warranted. The term of employment under this Agreement (the “Term”) shall commence on May 15, 2019 and continue for a period of one year, unless terminated in accordance with Section 3. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either Mr. Redard or the Company.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Gene Salkind M.D.(2)	15,667	82,000	-	97,667
Ruben King-Shaw Jr.(3)	38,254	82,000	-	120,254
Joshua Held(4)	19,496	82,000	-	101,496
John Bell(5)	25,087	82,000	-	107,087
Dov Szapiro(6)	9,169	136,667	-	145,836

_________

(1)

Represents the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock units multiplied by the number of shares granted. Restricted stock units are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the years ended December 31, 2021 and 2020 for details as to the assumptions used to determine the fair value of these awards.

(2)

Consists of 117,647 shares of common stock underlying a restricted stock unit, granted on September 23, 2021, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(3)

Consists of 117,647 shares of common stock underlying a restricted stock unit, granted on September 23, 2021, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(4)

Consists of 117,647 shares of common stock underlying a restricted stock unit, granted on September 23, 2021, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(5)

Consists of 117,647 shares of common stock underlying a restricted stock unit, granted on September 23, 2021, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

(6)

Consists of 41,103 shares of common stock underlying a restricted stock unit, granted on February 1, 2021, which vested on September 23, 2021. Mr. Szapiro received an additional 117,647 shares of common stock underlying a restricted stock unit, granted on September 23, 2021, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one year from the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of March 28, 2022, by:

•	each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 28, 2022 (sixty days after March 28, 2022) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 69,866,902 shares of common stock deemed to be outstanding as of March 28, 2022.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Cure Pharmaceutical Holding Corp., 1620 Beacon Place, Oxnard, California 93033.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Named Executive Officers and Directors
Robert Davidson (1)	1,303,922	1.9%
Michael Redard (2)	325,000	*
Mark Udell (3)	602,632	*
Nancy Duitch (4)	5,014,868	7.2%
Gene Salkind M.D. (5)	2,164,781	3.1%
Ruben King-Shaw Jr.(6)	161,654	*
Joshua Held (7)	4,354,564	6.2%
John Bell (8)	79,255	*
Dov Szapiro (9)	9,719,260	13.9%
All executive officers and directors as a group (9 persons) (10)	23,725,936	34.0%
Other Greater than 5% Holders
Maci Molecule SPV LLC(9)	7,285,375	10.4%

_________

*Less than 1%.

(1)	Consists of (i) 541,719 shares of common stock held by Mr. Davidson and (ii) 762,203 shares of common stock underlying stock options exercisable within 60 days of March 28, 2022.
(2)	Consists of 325,000 shares of common stock underlying stock options exercisable by Mr. Redard within 60 days of March 28, 2022.
(3)	Consists of (i) 442,632 shares of common stock held by Mr. Udell and (ii) 160,000 shares of common stock underlying stock options exercisable within 60 days of March 28, 2022.

(4)	Consists of 5,014,868 shares of common stock held by Mrs. Duitch.

(5)	Consists of (i) 2,083,531 shares of common stock held by Dr. Salkind and (ii) 81,250 shares of common stock underlying stock options exercisable within 60 days of March 28, 2022.

(6)	Consists of (i) 61,654 shares of common stock held by Mr. King-Shaw and (ii) 100,000 shares of common stock underlying stock options exercisable within 60 days of March 28, 2022.

(7)	Consists of 4,254,564 shares of common stock held by Mr. Held and (ii) 100,000 shares of common stock underlying stock options exercisable within 60 days of March 28, 2022.

(8)	Consists of 79,255 shares of common stock underlying fully vested restricted stock units held by Mr. Bell.

(9)

Consists of 7,326,478 shares of common stock held by Maci Molecule SPV, LLC (“Maci Molecule”) and 2,392,782 shares of common stock held by MacArthur Investment, LLC (“MacArthur”). Mr. Szapiro is a control person of both Maci Molecule and MacArthur and may be deemed to have voting and dispositive power over the shares. Mr. Szapiro disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for both Maci Molecule and MacArthur is 2890 NE 187th Street, Aventura, FL 90049.

(10)	Does not include 588,238 shares of common stock underlying restricted stock units held by certain of our directors not exercisable within 60 days of March 28, 2022.

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,230,068	$1.45	645,695
Equity compensation plans not approved by security holders	-	$-	-
Total	7,230,068	$1.45	645,695

_________

(1)

Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 17 to our 2021 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. The Company requires that all employees, including officers and directors, disclose to the Chief Executive Officer the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our company, the Chief Executive Officer must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In considering such transactions, the Audit Committee (or the full Board, as applicable) takes into account the relevant available facts and circumstances.

Transactions with Related Parties

On January 2, 2019, Sera Labs entered into an administrative service agreement (“Service Agreement”) with Visionworx, an affiliate of Sear Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement. The Service Agreement is effective on January 2, 2019 and will continue for a period of two years. The term of the Service Agreement will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members, John Bell, (“Board Investor”), for a principal amount of $0.2 million. The August Note was due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. The Board Investor did not elect to convert their August Note into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. On August 6, 2021, both the Company and the Board Investor agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“New August Note”) with a new principal amount of $0.2 million. The New August Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New August Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the Chief Executive Officer of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due September 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. On June 30, 2021, both the Company and the Chief Executive Officer of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the Chief Executive Officer of Sera Labs into a new secured promissory note (“New Duitch Note”) with a new principal amount of $1.05 million. The New Duitch Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New Duitch Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On November 16, 2021, the Company entered into a secured promissory note (the “November Note”) with the Board Investor for a principal amount of $0.2 million. The November Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The November Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with one of the Company’s board members (“Second Board Investor”) for a total principal amount of $0.7 million. The Secured Notes are due on April 15, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company appointed RBSM LLP (“RBSM”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2021. The following table sets forth the fees billed to the Company for professional services rendered by RBSM for the years ended December 31, 2021 and 2020:

Services	2021	2020
Audit Fees (1)	$145,500	$110,950
Audit-Related fees (2)	-	30,000
Tax fees (3)	-	10,000
Other fees	-	-
Total fees	$145,500	$150,950

___________

(1)

Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30.

(2)	Audit related Fees – These consisted of professional services rendered in connection with the Chemistry Holdings, Inc., audit and our Form 8-K/A as well as our Form S-3 and S-8.

(3)	Tax Fees – These consisted of services performed in preparation of the Company’s corporate Federal and State tax returns.

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

Prior to engagement of an independent registered public accounting firm for next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, attest services and consultation regarding financial accounting and/or reporting standards.

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

3.	Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Share Exchange and Conversion Agreement, among the Registrant and the parties listed therein, dated November 8, 2016	8-K	333-204857	11/15/2016
2.2	Agreement and Plan of Merger and Reorganization, among the Registrant and the parties listed therein, dated March 31, 2019	8-K/A	000-55908	12/31/2019
2.3	Plan of Conversion, dated September 27, 2019	8-K	000-55908	10/4/2019
2.4*	Agreement and Plan of Merger, dated September 23, 2020, by and between CURE Pharmaceutical Holding Corp. (the “Company”), The Sera Labs, Inc. and the other parties thereto.	8-K	000-55908	10/5/2020
2.5	Consent and Waiver Agreement, dated February 25, 2021, by and between the Registrant and Ionic Ventures, LLC	8-K	000-55908	2/25/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	000-55908	10/4/2019
3.2	Bylaws	8-K	000-55908	10/4/2019
4.1	Specimen common stock certificate	10-K	000-55908	3/30/2020
4.2	Description of Registrant’s Securities	10-K	000-55908	3/30/2020
4.3	Form of Warrant to Purchase Common Stock	8-K	333-204857	11/15/2016
4.4	Form of Warrant to Purchase Common Stock	8-K	333-204857	12/14/2016
4.5	Amendment to Warrants to Purchase Common Stock.	8-K	333-204857	06/9/2020
4.6	Form of Common Stock Purchase Warrant	10-K	000-55908	3/26/2018
10.1	Agreement for Sale of Assets, dated June 28, 2016	8-K	333-204857	8/26/2016
10.2	Form of Share Cancellation Agreement	8-K	333-204857	11/15/2016
10.3	Form of Securities Purchase Agreement	10-K	000-55908	3/26/2018
10.4	Form of 9% Convertible Note	10-K	000-55908	3/26/2018
10.5	Form of Securities Purchase Agreement	8-K	000-55908	10/18/2018
10.6	Secured Promissory Note	8-K	000-55908	07/28/2020
10.7	Secured Promissory Note, dated September 25, 2020, by and between CURE Pharmaceutical Holding Corp. and Ionic Ventures, LLC.	8-K	000-55908	09/30/2020
10.8+	Employment Agreement, between the Registrant and Alex Katz, dated November 15, 2018	8-K	000-55908	11/20/2018
10.9	Securities Purchase Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.10	Advisory Consulting Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.11+	Employment Agreement between the Registrant and Michael Redard, dated May 15, 2019	8-K	000-55908	5/20/2019
10.12	Convertible Promissory Note, between the Registrant and Coeptis Pharmaceuticals, Inc., dated November 12, 2019	8-K	000-55908	11/14/2019
10.13	Convertible Demand Note, between the Registrant and Chemistry Holdings, Inc., dated March 29, 2019	8-K	000-55908	4/1/2019
10.14+	Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.15+	Form of Stock Option Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.16+	Form of Restricted Stock Award Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.17+	Form of Restricted Stock Unit Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.18	Form of Lock-Up Agreement.	8-K	000-55908	10/5/2020
10.19+	Employment Agreement, dated October 2, 2020, by and between the Company and Nancy Duitch.	8-K	000-55908	10/5/2020
10.20*	Security Purchase Agreement.	8-K	000-55908	11/2/2020
10.21*	Series A Convertible Note.	8-K	000-55908	11/2/2020
10.22*	Series B Convertible Note.	8-K	000-55908	11/2/2020
10.23*	Note Purchase Agreement.	8-K	000-55908	11/2/2020
10.24*	Secured Promissory Note.	8-K	000-55908	11/2/2020

10.25	Master Netting Agreement.	8-K	000-55908	11/2/2020
10.26	Registration Rights Agreement.	8-K	000-55908	11/2/2020
10.27	Leak-Out Agreement.	8-K	000-55908	11/2/2020
21.1	List of Subsidiaries of the Registrant				☒
23.1	Consent of Independent Registered Public Accounting Firm				☒
24.1	Power of Attorney (included on signature page)				☒
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.

*	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Cure Pharmaceutical Holding Corp. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oxnard, California, on April 1, 2022

CURE PHARMACEUTICAL HOLDING CORP.

Dated: April 1, 2022	By:	/s/ Robert Davidson
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

By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer and Director
Date: April 1, 2022

By:	/s/ Gene Salkind M.D.
Gene Salkind M.D.
Director
Date: April 1, 2022

By:	/s/ Ruben King-Shaw Jr.
Ruben King-Shaw Jr.
Director
Date: April 1, 2022

By:	/s/ Joshua Held
Joshua Held
Director
Date: April 1, 2022

By:	/s/ John Bell
John Bell
Director
Date: April 1, 2022

By:	/s/ Dov Szapiro
Dov Szapiro
Director
Date: April 1, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cure Pharmaceutical Holding Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cure Pharmaceutical Holding Corp and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Convertible Promissory Notes

Critical Audit Matter Description

As described in Note 2 and 15 to the consolidated financial statements, as of December 31, 2021, the fair value of the Company’s Convertible Promissory Notes was measured at approximately $9.9 million. The Company elected the fair value option to record its convertible promissory notes within Level 3 fair value hierarchy by utilizing Monte Carlo Simulation model, taking into consideration terms of the note, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The Company utilized a third-party valuation specialist to assist in the determination of fair value of the convertible promissory notes.

We identified the estimated fair value of convertible promissory notes payable as a critical audit matter because of the significant estimates and assumptions management used in the analysis performed by management to determine fair value. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

☐	Testing management’s process for developing the fair value of the convertible promissory notes payable.
☐	Testing the completeness and accuracy of underlying data used in the fair value estimate.
☐

Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist and to discern whether they are reasonable considering (i) the current and past performance of the entity;

 (ii) the consistency with external market and industry data; and

(iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized to assist in the evaluation of the Monte Carlo Simulation model inputs.

Goodwill and Indefinite Life Intangibles Impairment Assessments – Cure Pharma and Sera Labs Reporting Units

Critical Audit Matter Description

As described in Note 2, 8 and 20 to the consolidated financial statements, the Company’s consolidated goodwill and in-process research and development balance was $14.2 million as of December 31, 2021, including $9.2 million related to the Cure Pharma Division (“CPD”) reporting unit and $4.7 million related to the Sera Labs reporting unit. Management tests goodwill and indefinite live intangible annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a weighted market and income approach to estimate the fair value of its reporting units. Management’s market approach is based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Management’s income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the market and income approaches primarily include market multiples, discount rates, and future levels of revenue growth and operating margins.

The principal considerations for our determination that performing procedures relating to the goodwill and capitalized in-process research and development impairment assessments of the CPD and Sera Labs reporting units is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates related to market multiples, discount rates, and future levels of revenue growth and operating margins; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the CPD and Sera Labs reporting units; (ii) evaluating the appropriateness of the weighted market and income approaches; (iii) testing the completeness and accuracy of the underlying data used in the market and income approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market multiples, discount rates, and future levels of revenue growth and operating margins.

Evaluating management’s assumptions related to the future levels of revenue growth and operating margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the weighted market and income approaches and (ii) the reasonableness of significant assumptions related to the market multiples and the discount rates.

In addition, we tested the reconciliation of the fair value of the asset group developed by management to the market capitalization of the Company as of the valuation date.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Las Vegas, NV

April 1, 2022

PCAOB ID: 587

  CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

  Consolidated Balance Sheets

  (in thousand, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$16	$1,725
Accounts receivable, net	357	224
Note receivable, net	-	-
Inventory, net	864	449
Prepaid expenses and other assets	544	1,452
Total current assets	1,781	3,850

Property and equipment, net	1,841	2,074
Finance lease right-of-use assets, net	40	52
Operating lease right-of-use assets, net	257	343
Note receivable	200	-
Investment, net	216	509
Goodwill	13,868	13,868
Intellectual property and patents, net	14,662	1,711
In-process research and development, net	329	14,288
Customer relationships, Tradename, and Non-compete, net	7,297	9,606
Other assets	83	58

Total assets	$40,574	$46,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,848	$2,135
Accrued expenses	3,753	1,299
Finance lease payable	13	12
Operating lease payable	104	93
Loan payable	235	265
Paycheck protection program loan	-	605
Related party payable	2,011	1,040
Notes payable	2,877	800
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	9,932	6,674
Contract liabilities	508	994
Contingent share considerations	1,430	-
Total current liabilities	24,261	14,467

License fees	-	80
Finance lease payable	27	40
Operating lease payable	174	278
Fair value convertible promissory notes, net	-	7,010
Contingent share considerations	-	3,205

Total liabilities	24,462	25,080

Commitments and contingencies (see Note 23)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 68,201,900 and 59,476,268 shares issued and outstanding as of December 31, 2021 and 2020, respectively	69	60
Additional paid-in capital	110,146	101,807
Common stock issuable	343	665
Accumulated deficit	(94,446)	(81,253)
Total stockholders' equity	16,112	21,279

Total liabilities and stockholders' equity	$40,574	$46,359

 The accompanying notes are an integral part of these audited consolidated financial statements.

  CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

  Consolidated Statements of Operations

  For the Year Ended December 31, 2021 and 2020

  (in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Revenue:
Product sales, net of discounts and refunds	$6,050	$1,744
Consulting research & development income	52	232
PPE sales	363	9
Shipping and other sales	90	66
Total revenues	6,555	2,051

Cost of goods sold:
Cost of goods sold	2,173	1,076

Gross profit	4,382	975

Operating expenses:
Research and development expenses	2,369	2,789
Selling, general and administrative expenses	18,880	11,365
Change in fair value of contingent stock consideration	(1,775)	5,779
Total operating expenses	19,474	19,933

Net operating loss before other income (expense)	(15,092)	(18,958)

Other income (expense):
Interest income	62	37
Settlement income	2,434	-
Gain on extinguishment of debt	741	-
Gain from settlement of payables	-	61
Loss on sale of property, plant and equipment	(41)	-
Change in fair value of derivative liability	-	91
Change in fair value of convertible promissory notes	(393)	(9,380)
Reserve on investment	(350)	-
Interest expense	(554)	(2,472)

Total other income (expense)	1,899	(11,663)

Net loss before income taxes	(13,193)	(30,621)

Provision for income taxes	-	-

Net loss	$(13,193)	$(30,621)

Net loss per share
Basic	$(0.26)	$(0.65)
Diluted	$(0.26)	$(0.65)

Weighted average common shares outstanding
Basic	50,182,229	47,308,158
Diluted	50,182,229	47,308,158

 The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Common Stock	Accumulated
	Shares	Par	Capital	Issuable	Deficit	Total
Balance, Decembee 31, 2019	38,001,543	$38	$63,035	$1,066	$(50,632)	$13,507
Issuance of common stock for professional services	281,250	1	717	(155)		563
Issuance of common stock from the equity incentive plan	194,016	-	22			22
Issuance of common stock from exercise of warrants	708,467	1	1,417			1,418
Issuance of common stock from settlement with Chemistry Holdings, Inc.	12,058,623	12	21,935	(246)		21,701
Issuance of common stock from conversion of convertible promissory notes	1,323,278	1	2,195			2,196
Issuance of common stock from acquisition of Sera Labs, Inc.	6,909,091	7	9,528			9,535
Warrants granted for services			119			119
Fair value of stock options and restricted stock granted			2,507			2,507
Fair value of restricted stock units granted			332			332
Net loss					(30,621)	(30,621)
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	646,512	1	607	179		787
Issuance of common stock from the equity incentive plan	904,929	1	187	(238)		(50)
Issuance of common stock for cashless exercise of warrants	26,936	-	-	-		-
Issuance of common stock from conversion of convertible promissory notes	7,147,255	7	4,402	(263)		4,146
Fair value of stock options and restricted stock granted			2,571			2,571
Fair value of restricted stock units granted			572			572
Net loss					(13,193)	(13,193)
Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31, 2021	December 31, 2020

Net loss	$(13,193)	$(30,621)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	787	563
Stock based compensation - prepaid	-	-
Stock issued from equity incentive plan	(50)	22
Gain from settlement of accounts payable	-	(62)
Gain from extinguishment of debt	(741)	-
Change in fair value of contingent share consideration	(1,775)	5,779
Change in fair value of convertible promissory notes	393	9,380
Reserve on investment	350	-
Depreciation and amortization	3,607	918
Amortization of loan discounts	-	1,500
Bad debt expenses	41	46
Recovery of bad debt expense	(221)	-
Loss on disposal of property, plant and equipment	41	-
Inventory reserve for obsolescence	(176)	292
Change of fair value in derivative liabilities	-	(91)
Fair value of vested stock options and restricted stock	3,143	2,839
Warrant granted for broker fee expense	-	119

Change in operating assets and liabilities:
Accounts receivable	(174)	(59)
Inventory	(239)	(147)
Prepaid expenses and other assets	929	300
Other assets	(25)	(2)
Accounts payable	744	493
Accrued expenses	2,822	455
Finance lease payable	(12)	(11)
Contract liabilities	(486)	(1,425)
License fees	(80)	(10)

Cash used in operating activities	(4,315)	(9,722)

Cash flows from investing activities
Investment in company	(57)	(250)
Purchase of intangible assets	(83)	(15)
Net cash acquired from acquisition of Sera Labs, Inc.	-	1,357
Acquisition of property and equipment, net	(35)	(673)
Purchase of note receivable	(200)	(1,550)
Collection of note receivable	200	1,000

Cash used in investing activities	(175)	(131)

Cash flows from financing activities
Proceeds from convertible notes payable	-	5,000
Proceeds from loans payable	279	204
Proceeds from exercise of warrants	-	1,418
Proceeds from notes payable	2,015	1,850
Proceeds from related party payable	796	150
Proceeds from paryoll protection program loan	-	399
Repayment of notes payable	-	(1,100)
Repayment of related party payable	-	(250)
Repayment of loans payable	(309)	(189)

Cash provided by financing activities	2,781	7,482
Net decrease in cash and cash equivalents	(1,709)	(2,371)
Cash and cash equivalents, beginning of year	1,725	4,096
Cash and cash equivalents, end of year	$16	$1,725
Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$226	$3
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$4,146	$2,196
Common stock issued for settlement of earnout liabilities from the acquisiton of Chemistry Holdings, Inc	$-	$21,701
Assets received from acquisition of The Sera Labs, Inc.	$-	$1,830
Goodwill received from acquisition of The Sera Labs, Inc.	$-	$4,687
Customer relationship, non-compete, and trademark resulting from acquisition of The Sera Labs, Inc.	$-	$10,182
Liabilities assumed from acquisition of The Sera Labs, Inc.	$-	$4,091
Contingent shares consideration for acquisition of The Sera Labs, Inc.	$-	$3,083
Related party note payable resulting from acquisition of The Sera Labs, Inc.	$-	$1,141
PPP loan assumed from acquisition of The Sera Labs, Inc.	$-	$206

The accompanying notes are an integral part of these audited consolidated financial statements.

CURE PHARMACEUTICALS HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Operations

CURE Pharmaceutical Holding Corp. (“CPCH”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its recently acquired related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights and market, sell and distribute branded health, wellness, and beauty products through Sera Labs.. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

Our technology platform includes oral dissolving film (“OTF”), and encapsulation systems (“microCURE”) compatible with OTF, chews, oral solutions, topical and transdermal dose forms. We apply our technology to pharmaceutical drugs and dietary supplements and topical products for the wellness market. OTF products are about the size of a postage stamp and composed of excipients such as polymers, stabilizers, lipids and surfactants which are all generally recognized as safe. They can be designed to deliver active ingredients to the gastrointestinal, or GI, tract when placed on the tongue and swallowed, or directly to the blood stream when placed under the tongue (sublingual) or on the inner lining of the cheek and lip (buccal).

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

Further, on November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from Makkanotti Group Corp. to CURE Pharmaceutical Holding Corp. The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware.

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

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Sera Labs Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Sera Labs Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative (“Ms. Duitch”; collectively with the Company, Sera Labs and Sera Labs Merger Sub, the “Parties”). The Sera Labs Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Sera Labs Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly owned subsidiary of the Company (the “Sera Labs Merger”).

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization in March 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the future impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could continue to disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have had an adverse impact on global economic conditions, and may continue to have such adverse impact, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company undertook temporary precautionary measures intended to help minimize the risk of the virus to its employees (with such measures still currently in effect), including temporarily requiring a majority of our employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the fiscal year 2022 in all business aspects and could be material during any future period affected either directly or indirectly by this pandemic.

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the year ended December 31, 2021 there was no significant direct impact on the Company’s operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI, and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, we had an accumulated deficit of approximately $94.4 million and a working capital deficit of approximately $22.5 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of December 31, 2021, the Company had approximately $0.02 million of cash on hand. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent share consideration, stock based compensation, beneficial conversion features, warrant values, valuation allowance on deferred taxes, incremental borrowing rate (“IBR”) relating to leases, assumption used for discounts and returns in relation to revenue and the assumptions used to calculate derivative liabilities and fair values of the purchase price allocations and convertible promissory notes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, and 2020, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2021 the Company did not have in excess of the federal insurance limit and at December 31, 2020, the Company had $1.5 million in excess of the federal insurance limit.

Investment in Associates

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

From November 1, 2019 to February 13, 2020, the Company purchased Convertible Loans (“Loans”) from Releaf Europe BV (“Releaf”) in the amount of $0.5 million. Releaf shall accrue interest on the Loans at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of Releaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2021, the Company recorded an investment using the cost method of accounting in Releaf and recorded accrued interest relating to these Loans as well as a reserve on investment . As of the filing date of this report, the Company has not extended or received Shares as per the term of the agreement, but are in discussions with Releaf regarding the terms of conversion of the Loans.

Accounts Receivable

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. At December 31, 2021 and 2020 management determined that an allowance of $0.08 million and $0.04 million were necessary.

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

Leases

Effective January 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. The adoption of ASC 842 did not have a material impact to the Company’s consolidated financial statements because the Company did not have any significant operating leases at the time of adoption. During the years ended December 31, 2021 and 2020, the Company as a result of its acquisition has various operating leases in accordance with ASC 842 discussed in Note 21. The Company’s accounting for financing leases (previously referred to as “capital leases”) remained substantially unchanged.

In calculating the right of use and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial term of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

Goodwill and intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, in-process research and development (“IPR&D”) projects acquired in a business combination that are not complete as of the acquisition date are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. The Company considers various factors and risks for potential impairment of IPR&D assets, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, or significant delays, or the inability to bring a product to market and the introduction or advancement of competitors’ products could result in partial or full impairment of the related intangible assets. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods. During the period between completion or abandonment, the IPR&D assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts (see Note 8).

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

The Company does not have intangible assets with indefinite useful lives other than goodwill, Trademark, and the acquired IPR&D discussed in Note 20. As of December 31, 2021, there has been no impairment of goodwill and intangible assets.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the year ended December 31, 2021 and 2020.

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

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that the Company records in its consolidated financial statements. See Note 20 for a full discussion of these liabilities.

Related Party

                Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests

Revenue Recognition

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

•	The Company made the accounting policy election to exclude any sales and similar taxes from the transaction price; and

•	The Company adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included accrued expenses in the balance sheet.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At December 31, 2021 and 2020, we had contract liabilities of $0.5 million and $1.0 million, respectively.

Contract liabilities is made up of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Customer deposits for commercial products	$508	$281
Customer deposits for personal protective equipment	-	713
Total contract liabilities	$508	$994

The following table summarizes the changes in contract liabilities during the years ended December 31, 2020 and 2019 (in thousands):

Balance at December 31,2019	$456
Additions	1,033
Transfers to Revenue	(495)
Balance at December 31,2020	994
Additions	435
Customer deposits returned	(713)
Transfers to Revenue	(208)
Balance at December 31, 2021	$508

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations. The Company recorded advertising costs of $2.8 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $2.4 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the year ended December 31, 2021 financial statements. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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

F-14

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At December, 31, 2021 and 2020, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets and liabilities are measured at fair value using either Black-Scholes model or Monte Carlo simulation model as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earn outs may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to December 31, 2020, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in an increase of the fair value of the contingent stock consideration From January 1, 2021 to December 31, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

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

The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$1,430	$-	$-	$1,430
Fair value of Series A Note	$3,075	$-	$-	$3,075
Fair value of Series B Note	$6,857	$-	$-	$6,857
Fair value of derivative liability	$-	$-	$-	$-

The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis (in thousands):

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$3,205	$-	$-	$3,205
Fair value of Series A Note	$7,010	$-	$-	$7,010
Fair value of Series B Note	$6,674	$-	$-	$6,674
Fair value of derivative liability	$-	$-	$-	$-

The following table summarizes the changes in Level 3 financial instruments during the years ended December 31, 2021 and 2020 (in thousands):

Fair value of Series A and B Notes at December 31, 2019	$—
Initial fair value of Series A Note	9,042
Initial fair value of Series B Note	6,990
Change in fair value of Series A Note	165
Change in fair value of Series B Notes	(316)
Conversion of Series A Notes	(2,197)
Fair value of Series A and B Notes at December 31, 2020	13,684
Change in fair value of Series A Note	(1,054)
Change in fair value of Series B Notes	1,448
Conversion of Series A Notes	(2,881)
Conversion of Series B Notes	(1,265)
Fair value of Series A and B Notes at December 31, 2021	$9,932

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

Date of valuation	December 31, 2021	December 31, 2020
Stock price	$0.36	$1.30
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.83	1.83
Term (in years) – Series B Note	0.13	0.83
Volatility – Series A Note	85%	86%
Volatility – Series B Note	65%	80%
Risk-free interest rate – Series A Note	0.32%	0.12%
Risk-free interest rate – Series B Note	0.06%	0.09%
Interest rate	18%	18%

The Company recorded a loss of $0.4 million and $9.3 million due to the change in fair value of Series A and B convertible notes for the years ended December 31, 2021 and 2020.

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

Series A and Series B convertible notes:

As described further in Note 15 - the Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At December 31, 2020, the Company didn’t have a derivative liability, but the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its consolidated statement of operations for the year ended December 31, 2020.

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition. Gain contingencies are recorded when the ultimate resolution of the contingency is resolved.  As disclosed in note 22, the Company recognized settlement income of $2.4 million during 2021.

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

The following table sets forth the computation of basic and diluted net income per share for the year ended (in thousands, except per share data):

(Dollars in thousands)	December 31, 2021	December 31, 2020

Net loss	$(13,193)	$(30,621)
Weighted average outstanding shares of common stock	50,182,229	47,308,158
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants
Conversion of convertible notes	-	-
Issuance of contingent shares relating to CHI acquisition	-	-
Common stock and common stock equivalents	50,182,229	47,308,158
Income per share:
Basic net loss per share	$(0.26)	$(0.65)
Diluted net loss per share	$(0.26)	$(0.65)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive (in thousands, except per share data):

	December 31, 2021	December 31, 2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	4,067,452	2,757,687
Warrants	1,565,447	2,479,849
Shares to be issued upon conversion of convertible notes	115,047	115,047
Total	5,747,946	5,352,583

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2021, and 2020, accounts receivable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Customer billed	$437	$263
Allowance for doubtful accounts	(80)	(39)
Accounts receivable, net	$357	$224

                Customer billed accounts receivable represents amounts billed to clients that have yet to be collected.

                Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2021, and 2020, prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Prepaid consulting services	$-	$14
Prepaid clinical study	-	32
Prepaid insurance	302	347
PPE deposits	-	700
Prepaid equipment	67	61
Prepaid inventory	95	211
Prepaid expenses	31	66
Other assets	132	79
Prepaid expenses and other assets	627	1,510
Current portion of prepaid expenses and other assets	(544)	(1,452)
Prepaid expenses and other assets less current portion	$83	$58

NOTE 5 – INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Raw Materials	$66	$64
Packaging Components	117	54
Work-In-Process	40	22
Finished Goods	753	603
	$976	$743
Reserve for Obsolescence	(112)	(294)
Total inventory	$864	$449

NOTE 6 – PROPERTY AND EQUIPMENT

As of December 31, 2021, and 2020, property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Equipment not yet placed in service	$1,413	$1,465
Manufacturing equipment	1,095	1,074
Computer and other equipment	626	626
Less accumulated depreciation	(1,293)	(1,091)
Property and Equipment, net	$1,841	$2,074

For the years ended December 31, 2021 and 2020, depreciation expense amounted to $0.2 million and $0.2 million, respectively.

NOTE 7 – NOTES RECEIVABLE

On November 12, 2019, the Company purchased a $0.2 million convertible promissory note (the “Coeptis Note”) issued by Coeptis Pharmaceuticals, Inc.(“Coeptis”), a privately held biopharmaceutical company engaged in the acquisition, development and commercialization of pharmaceutical products. The Coeptis Note was due June 15, 2020, pays interest at the rate of 9% per annum and gives us the right, at any time, to convert the Coeptis Note into shares of common stock of Coeptis, at a price per share equal to $2.60 or the share price set by the latest qualified financing, whichever is less.

On July 31, 2020, the Company purchased a $0.5 million secured promissory note (the “Sera Labs Note”) issued by Sera Labs, in connection with the execution of the Memorandum of Understanding summarizing the terms and conditions of a proposed acquisition, pursuant to which Sera Labs will become a wholly-owned subsidiary of the Company. The Sera Labs Note bears an interest at the rate of 9% per annum and has a maturity date of December 31, 2020. On September 16, 2020, a Note Modification Agreement was signed, modifying the principal amount to $0.55 million with interest on $0.5 million of the principal amount accruing from and after July 31, 2020 and on $0.05 million of the principal amount from and after September 16, 2020. The note was settled as part of the Sera Labs acquisition, see Note 20.

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

Note receivable consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Coeptis Pharmaceuticals, Inc.	$-	$200
Biopharmaceutical Research Company	200	-
Less: allowance for doubtful accounts	-	(200)
Less: Current portion of note receivable, net	-	-
Note receivable, non-current portion	$200	$-

On January 20, 2021 and February 10, 2021, the Company collected a total of $0.2 million from Coeptis relating to a convertible promissory note issued from Coeptis on November 12, 2019. The total payment of $0.2 million was full satisfaction of the principal amount and accrued interest until February 10, 2021. The Coeptis Note had a maturity date of June 15, 2020, which was not paid by the maturity date and was considered in default as of December 31, 2020 and fully reserved for. The Company recorded the collection of the Coeptis Note as a recovery of bad debt during the year ended December 31, 2021.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.08 million and $0.02 million of legal patent costs that were capitalized during the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company did not acquire any intangibles through an acquisition. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs.

Intangible Asset Summary

As of December 31, 2021 and 2020, goodwill and intangible assets, net, consisted of the following (in thousands):

	2021	2020
Goodwill (1)	$13,868	$13,868

Intangible assets:
Acquired IPR&D – Chemistry (2)	$502	$14,460
Pending patents – Cure Pharmaceutical	341	259
Intangible assets subject to amortization:
Acquired IPR&D – Chemistry (2)	13,958	-
Customer relationships (2)	7,110	7,110
Tradename (2)	2,610	2,610
Noncompete (2)	462	462
Intellectual property	972	972
Issued patents	1,034	1,044
Total intangible assets	26,989	26,917
Accumulated amortization	(4,701)	(1,312)
Intangible assets, net	$22,288	$25,605

________

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired from CHI and Sera Labs (see Note 20).

(2)

See Note 20 for information on the Mergers which were consummated in May 2019 and October 2020. During the year ended December 31, 2021, the Company completed two research and development projects that resulted in the company reclass approximately $13.9 million of IPR&D from intangibles not subject to amortization to intangibles subject to amortization.

Amortization expense was $3.4 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2022	$3,765
2023	3,592
2024	3,429
2025	2,583
2026	1,517
Thereafter	6,559
Total Amortization	$21,445

NOTE 9 – INVESTMENT

In accordance with ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

As of December 31, 2021 and 2020, our investment, at cost, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Investment in Releaf Europe BV	$566	$509
Valuation reserve	(350)	-
Investment, net	$216	$509

As of December 31, 2021 and 2020, the net investment is based on management’s best estimate of net realizable value, which resulted a valuation reserve amount of $0.4 million and $0, respectively.

NOTE 10 – ACCRUED EXPENSES

As of December 31, 2021 and 2020, accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Accounts payable factoring	$1,722	$-
Refunds and returns liability	445	-
Accrued interest (see Note 11 for amount of related party interest included)	390	194
Accrued payroll	330	308
Accrued vacation leave	173	180
Accrued expenses	359	306
Sales tax payable	334	311
Accrued Expenses	$3,753	$1,299

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On January 2, 2019, Sera Labs entered into an administrative service agreement (“Service Agreement”) with Visionworx, an affiliate of Sear Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement. The Service Agreement is effective on January 2, 2019 and will continue for a period of two years. The term of the Service Agreement will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with one of the Company’s board members (“Board Investor”), for a principal amount of $0.2 million. The August Note was due on August 6, 2021 and has an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. The Board Investor did not elect to convert their August Note into a convertible promissory note, with the same principal and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. On August 6, 2021, both the Company and the Board Investor agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $0.2 million. The Secured August Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured August Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note is due September 30, 2021 and has an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. On June 30, 2021, both the Company and the CEO of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the CEO of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.05 million. The Secured Duitch Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with the Board Investor for a principal amount of $0.05 million. The Secured November Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured November Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with one of the Company’s board members (“Second Board Investor”) for a total principal amount of $0.7 million. The Secured Notes are due on April 15, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

As of December 31, 2021 and 2020, the Company recorded $0.08 million and $0.02 million, respectively of accrued related party interest and is recorded in accrued expenses. Interest expense in regard to related party payables for the years ended December 31, 2021 and 2020 was $0.08 million and $0.02 million, respectively.

NOTE 12 – LOAN PAYABLE

Loan payable consists of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Note to a company due September 29, 2022, including interest at 4.32% per annum; unsecured; interest due monthly	$195	$-
Note to a company due June 6, 2022, including interest at 4.42% per annum; unsecured; interest due monthly	40	-
Note to a company due September 29, 2021, including interest at 4.32% per annum; unsecured; interest due monthly	-	182
Note to a company due June 6, 2021, including interest at 6.55% per annum; unsecured; interest due monthly	-	83
Current portion of loan payable	(235)	(265)
Loan payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2021 and 2020 was $0.01 million and $0.003 million, respectively.

NOTE 13 - NOTES PAYABLE AND PAYCHECK PROTECTION PROGRAM LOAN

Notes payable consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Promissory note to a company originally due May 18, 2021 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	270	250
Promissory note to a company originally due May 18, 2021 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	540	500
Promissory note to a company originally due January 13, 2022 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	500	-
Secured promissory notes to a company originally due April 8, 2022 and October 30, 2021 was rolled into a new secured promissory notes now due June 15, 2022; interest at 10% per annum payable at maturity	502	-
Secured promissory note to a company due April 15, 2022; interest at 10% per annum payable at maturity	300	-
Secured promissory note to a company due April 15, 2022; interest at 10% per annum payable at maturity	100	-
Promissory notes to a company, as of the filing date of this report, terms of the promissory notes are still being negotiated	415	-
Secured promissory notes to a company due June 15, 2022; as of the filing date of this report, terms of the promissory notes are still being negotiated	200
Current portion of note payable	$2,877	$800

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (“Notes”) with an investor for $0.3 million and $0.5 million, respectively. The Notes were due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8%per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New August & May Notes”) with a new principal amount of $0.3 million and $0.5 million. The New August & May Notes are due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New August & May Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On September 25, 2020 the Company issued a demand secured promissory note to Ionic Ventures, LLC (“Ionic”), (the “Promissory Note”), in the principal amount of $1.1 million with the Company receiving gross proceeds of $1.0 million and $0.1 million being an original issue discount. The Promissory Note is secured by certain assets of the Company as further set forth therein, bears no interest rate and is subject to payment on demand of Ionic after the earlier of either (a) the initial date after September 25, 2020 of any offering of securities by the Company with gross proceeds of at least $1.0 million or (b) October 31, 2020. The outstanding principal amount and any unpaid accrued Late Charges (as defined below) may be prepaid at any time, without notice, premium or penalty. Payments will be credited first to the accrued Late Charges then due and payable and the remainder applied to the outstanding principal. On October 30, 2020, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense of $1.1 million from the proceeds of the Series A Note further described in Note 15.

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company (“Investor”) in exchange for a promissory note. At the time the Company received the $0.5 million, terms of promissory note were not yet finalized. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into a new secured promissory note (“New January 2021 Note”) with a principal amount of $0.5 million. The New January 2021 Note is due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New January 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On April 8, 2021 and September 24, 2021, the Company received $0.3 million and $0.3 million, respectively, from an investment company (“Second Investor”) in exchange for two promissory notes. At the time the Company received the total amount of $0.5 million, terms of promissory notes were not yet finalized. On October 30, 2021, both the Company and the Second Investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New April & September 2021 Notes”) with principal amounts of $0.3 million and $0.3 million. The New April & September 2021 Notes are due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New April & September 2021 Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On October 27, 2021, the Company received $0.3 million from an investment company in exchange for a secured promissory note (“October 2021 Note”). The October 2021 Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The October 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On November 18, 2021, the Company received $0.1 million from an investment company in exchange for a secured promissory note (“November 2021 Note”). The November 2021 Note is due on April 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The November 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

From October 15, 2021 to December 15, 2021, the Company received at total of $0.4 million from an investment company (“Third Investor”) in exchange for promissory notes. Both the Company and Third Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Third Investor are still negotiating the terms of the promissory notes.

On December 16, 2021, the Company received at total of $0.2 million from an investment company in exchange for secured promissory note (“December 2021 Note”). The December 2021 Note is due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The December 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

Paycheck protection program consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On February 5, 2021, $0.4 million was forgiven as permitted under Section 1106 of the CARES Act.	$-	$399
Payment Protection Program Loan due April 2022, including interest at 1% per annum; unsecured. On June 9, 2021, $0.2 million was forgiven as permitted under Section 1106 of the CARES Act.	-	206
Payment protection program loan	$-	$605

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

Interest expense for the year ended December 31, 2021 and 2020 was $0.03 million and $0.3 million, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

NOTE 15 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of convertible promissory notes consists of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020

Series A subordinated convertible note at fair value	$3,074	$7,010
Series B subordinated convertible note at fair value	11,858	11,674
Total convertible promissory notes	14,932	18,684
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	9,932	13,684
Less: current portion of convertible promissory notes at fair value	(9,932)	(6,674)
Convertible promissory notes, less current portion	$-	$7,010

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

Each Convertible Note (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet anti-dilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein.

Promptly after the consummation of the sale of the Convertible Notes, the Company repaid in full the outstanding principal balance and all accrued but unpaid interest expense on the Senior Promissory Note issued on September 25, 2020 to the Investor (the “September Note”). The cash payment to the Investor to satisfy the September Note was in the amount $1,100,000.

On January 5, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding Common Stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from the Company on account of any payment obligations of the Company under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. As of the filing date this report, the Company is currently in discussions with the Investor regarding an extension of the Forbearance period.

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

Interest

The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default (as defined in the Convertible Notes). During any such Event of Default, the Convertible Notes will accrue interest at the rate of 18% per annum. See “Events of Default” below.

Conversion; Alternate Conversion upon Event of Default

Each Convertible Note (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet anti-dilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price.

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

Placement Agent Warrants

On October 2, 2020 and December 31, 2020, in connection with the Series A Note and Series B Note, respectively, a placement agent received a warrant (the “Warrant”) exercisable for 2 years for the purchase of an aggregate of up to 242,424 and 60,606 shares, respectively, of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock.

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

The Company recorded a gain of $1.0 million and a loss of $1.4 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the year ended December 31, 2021 and were recorded in the consolidated statement of operations. The Company recorded a loss of $4.6 million and $4.7 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the year ended December 31, 2020 and were recorded in the consolidated statement of operations. During the year ended December 31, 2020, the Company incurred debt issuance cost of $0.7 million and $0.1 million attributed to the Series A and Series B Notes, respectively, which were expensed as incurred.

NOTE 16 – WARRANT AGREEMENTS

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

During the year ended December 31, 2021, the Company did not issue any warrants.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	14,666,518	$3.70	2.99
Granted	303,030	1.32	1.86
Exercised	(771,318)	1.92	-
Forfeited/Expired	(11,718,381)	5.01	-
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	1.58	-
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Exercisable at December 31, 2021	1,565,447	$2.18	0.66

Warrant summary for the year ended December 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.98–$2.31	1,565,447	0.66	$2.18	1,565,447	$2.18
	1,565,447	0.66	$2.18	1,565,447	$2.18

Warrant summary for the year ended December 31, 2020:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.00–$6.00	2,479,849	1.23	$1.86	2,479,849	$1.86
	2,479,849	1.23	$1.86	2,479,849	$1.86

The weighted-average fair value of warrants granted during the years ended December 31, 2021 and 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2021	December 31, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0%	0.36%
Expected stock price volatility	0%	81.14%
Expected dividend payout	-	-
Expected warrant life (in years)	-	3
Expected forfeiture rate	0%	0%

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2021 and 2020 was $0 and $0.2 million, respectively.

NOTE 17 – STOCK INCENTIVE PLANS

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. On November 25, 2020, the Company registered an additional 5,000,000 shares of common stock of the Company that are available to be granted by filing a Form S-8 Registration Statement under the Securities Act of 1933.

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

The Company did not issue any Incentive Stock Options (“ISO”) during the year ended December 31, 2021 and issued 90,000 ISO’s to an officer of the Company during the year ended December 31, 2020. The Company issued 1,555,526 Nonstatutory Stock Options (“NSO”) to employees of the Company and 338,443 Restricted Common Stock (“Restricted Common Stock”) to various consultants of the Company and 629,338 RSU’s to the members of the Board of Directors during the year ended December 31, 2021. The Company issued 3,510,364 Nonstatutory Stock Options (“NSO”), 150,000 Restricted Common Stock (“RCS”), and 431,578 Restricted Stock Units (“RSU”) to employees, including executive officers, and non-employee members of the Board of Directors of the Company during the year ended December 31, 2020. During the year ended December 31, 2020, 30,000 NSO’s were exercised at $0.74 per share in exchange for $22,200.

Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options during the year ended December 31, 2020 to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the year ended December 31, 2021 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2019	3,467,650	$1.84	8.74
Granted	3,600,364	1.26	9.19
Exercised	(30,000)	0.74	-
Forfeited/Expired	(752,222)	1.76	-
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,555,526	0.95	9.25
Exercised	-	-	-
Forfeited/Expired	(611,250)	0.97	-
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Exercisable at December 31, 2021	4,067,452	$1.51	7.81

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61-$4.01	7,230,068	8.27	$1.45	4,067,452	$1.51
	7,230,068	8.27	$1.45	4,067,452	$1.51

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 was $0.

The aggregate grant date fair value of options granted during the year ended December 31, 2021 and 2020 amounted to $1.5 million and $2.2 million, respectively. Compensation expense related to stock options for the year ended December 31, 2021 and 2020 was $2.0 million and $2.0 million, respectively.

As of December 31, 2021, the total unrecognized fair value compensation cost related to unvested stock options was $2.1 million, which is to be recognized over a remaining weighted average period of approximately 1.4 years.

The weighted-average fair value of options granted during the years ended December 31, 2021 and 2020, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows:

	December 31, 2021	December 31, 2020
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.18%	0.59%
Expected stock price volatility	76.95%	81.14%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares for the years ended December 31, 2021 and 2020 was $0.5 million and $0.5 million, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	82,086	$2.69
Granted	150,000	1.60
Vested	(181,849)	2.08
Forfeited/Expired	(237)	-
Non-vested, December 31, 2020	50,000	1.60
Granted	338,443	1.20
Vested	(388,443)	1.26
Forfeited/Expired	-	-
Non-vested, December 31, 2021	-	$-

At December 31, 2021 and 2020, the Company had approximately $0 and $0.1 million, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0 years and 0.14 years, respectively.

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

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	60,759	$3.66
Granted	431,578	1.33
Vested	(60,759)	3.66
Forfeited/Expired	-	-
Outstanding, December 31, 2020	431,578	1.33
Granted	629,338	0.74
Vested	(411,027)	1.33
Forfeited/Expired	(61,654)	1.33
Outstanding, December 31, 2021	588,235	$0.70

At December 31, 2021 and 2020, the Company had approximately $0.4 million and $0.6 million, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.85 years and 0.64 years, respectively.

Compensation expense related to restricted stock units for the years ended December 31, 2021 and 2020 was $0.6 million and $0.3 million, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the years ended December 31, 2021 and 2020.

NOTE 18 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2021 and 2020, there were 68,201,900 and 59,476,268 shares of the Company’s common stock issued and outstanding, respectively.

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

On December 9, 2020, the Company issued 757,576 common stock shares, at a price per share of 1.32 in connection to conversion of $1,000,000 of the Series A Note plus 565,702 common stock shares at a price per share of $0.89 in connection to the make-whole-amount of $500,000 per the terms of the Series A Note.

From January 1, 2021 to December 31, 2021, the Company issued 904,929 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.2 million.

From January 1, 2021 to December 31, 2021, the Company issued 646,512 common stock shares, at prices per share ranging from $0.98 to $1.85 in connection to several consulting agreements. The total value of these issuances was $0.7 million.

From January 1, 2021 to December 31, 2021, the Company issued 26,936 common stock shares, at a price of $1.30 per share, from a cash-less exercise of 96,250 warrants. Total value of these issuances was $0 as this was a cash-less exercise.

From January 1, 2021 to December 31, 2021, the Company issued 297,288 common stock shares, at a price of $0.89 per share, from conversion of a convertible note and accrued interest totaling $0.3 million.

From January 1, 2021 to December 31, 2021, the Company issued 1,439,394 common stock shares, at a price per share of $1.32 in connection to conversion of $1.9 million of the Series A Note plus 2,598,573 common stock shares at a price per share ranging from $0.43 to $0.64 in connection to the make-whole-amounts totaling $1.3 million per the terms of the Series A Note.

From January 1, 2021 to December 31, 2021, the Company issued 1,580,042 common stock shares, at a price per share of $0.24, the Alternative Conversion Price, in connection to conversion of $0.4 million of the Series B Note plus 1,231,958 common stock shares at a price per share of $0.24, in connection to the make-whole-amounts totaling $0.3 million per the terms of the Series B Note.

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

On October 1, 2021, the Company entered into a Consulting Agreement (“Agreement”) with individuals. Per the terms of the Agreement, the Company is to issue 60,000 common stock shares of the Company at prices ranging from $0.43 to $0.68 per share. As of our filing of our Form 10-K for the year ended December 31, 2021, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.03 million.

NOTE 19 – SEGMENT REPORTING

Business Segments

ASC 280 establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined that we have two reportable segments: Cure, which develops and manufactures pharmaceutical and wellness products, and Sera Labs, which sells wellness products through direct to consumer and wholesale channels.

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

Summary financial information for the two reportable segments for the year ended December 31, 2021 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net sales	$651	$6,078	$(174)	$6,555
Net operating loss	$(8,232)	$(6,860)	$-	$(15,092)
Assets	$46,491	$8,608	$(14,175)	$40,574
Accounts receivable, net	$18	$339	$-	$357
Inventory, net	$243	$621	$-	$864
Interest expense	$468	$86	$-	$544
Depreciation and amortization	$1,295	$2,312	$-	$3,607

Summary financial information for the two reportable segments for the year ended December 31, 2020 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net sales	$1,007	$1,044	$-	$2,051
Net operating loss	$(17,377)	$(1,581)	$-	$(18,958)
Assets	$45,376	$15,158	$(14,175)	$46,359
Accounts receivable, net	$131	$93	$-	$224
Inventory, net	$209	$240	$-	$449
Interest expense	$2,472	$-	$-	$2,472
Depreciation and amortization	$341	$577	$-	$918

Total expenditures for additions to long-lived assets were minimal during the years ended December 31, 2021 and 2020.

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
CureFilm™ sales	20%	37%
Research & Development services	0%	11%
Product sales - CBD	71%	49%
Total	91%	97%

The Company did not have revenue from any customers that individually represents 10% or more of consolidated revenues for the year ended December 31, 2021. The Company received revenue from one customer that individually represents greater than ten percent of consolidated revenues. Revenue for this customer represents 16% of consolidated revenues for the year ended December 31, 2020. Accounts receivable from this customer at December 31, 2020 was $0.03 million.

NOTE 20 – BUSINESS COMBINATION AND DECONSOLIDATION OF SUBSIDIARY

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

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2020	$3,205
Fair value at December 31, 2021	1,430
Net change in fair value during the year ended December 31, 2021	$(1,775)

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

The excess of the purchase price over the estimated fair values was assigned to goodwill.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed in the Sera Labs acquisition, which is subject to change during measurement period:

(Dollars in thousands)
Net assets acquired:
Cash	$1,357
Other assets	1,440
Property, plant and equipment	6
Other long term assets	384
Intangibles assets	10,182
Goodwill	4,687
Accounts payable and accrued expenses	(1,063)
Contract liabilities	(1,963)
Other current liabilities	(462)
Other long-term liabilities	(400)
Net assets acquired	$14,168

Information regarding identifiable intangible assets acquired in the Sera Labs acquisition is presented below:

(Dollars in thousands)	Weighted- average Estimated useful life	Preliminary Estimated Asset Fair Value
Finite-lived intangible assets:
Customer relationships	5.0 years	$7,110
Tradename	4.0 years	$2,610
Non-compete	2.0 years	$462
Total finite-lived intangible assets acquired	4.6 years	$10,182

CHI Acquisition

On May 14, 2019, the Company acquired all of the issued and outstanding stock of CHI for shares of the Company’s Common Stock. The maximum number of shares of Common Stock to be issued, including escrowed shares and shares issuable pursuant to a variety of earn-out provisions and warrants, is 32,072,283 shares. The shares are allocated as follows: (i) 5,700,000 shares of Common Stock as upfront consideration issued at the Closing (the “Upfront Consideration Shares”); (ii) 7,128,913 shares to be held in escrow, subject to indemnification and clawback rights that lapse upon the achievement of certain milestones (the “Clawback Shares”); (iii) up to 3,207,228 shares that may be issued pursuant to an earn-out over five years upon the achievement of certain technological implementations (“Achievement Shares”); (iv) up to 8,018,071 shares that may be issued pursuant to an earn-out over two years upon the achievement of certain revenue goals (“Earnout Shares”); and (v) up to 8,018,071 shares issuable upon exercise of warrants (“Acquisition Warrants”) that become exercisable upon achieving certain revenue goals between the second and fourth anniversary of the Closing Date at an exercise price of 5.01 per share, exercisable, to the extent vested, for five years from the Closing Date. In exchange for the assets and liabilities acquired, the Company received an investment of $2 million (the “Principal Amount”) from Chemistry Holdings pursuant to a convertible note (the “Note”). Such Note, on the Closing Date, became an intercompany payable and was cancelled.

On June 5, 2020 (the “Release Effective Date”), the Company and CHI, entered into a Release, Waiver, and Amendment (the “Agreement”) and a related Warrant Amendment Agreement (“Warrant Amendment”), in order to make a full resolution of the shares issuable pursuant to the CHI Merger. The Agreement provided as follows: (a) all7,128,913r shares held in escrow were released to the Holders as of the Release Effective Date, of which 140,828shares were returned to the Company for cancellation in consideration for the Company committing to pay certain outstanding liabilities, (b) of the 11,225,299 total shares issuable pursuant to the earn-out provisions in the CHI Merger Agreement, 5,612,654 shares were issued to the Holders as of the Release Effective Date (310,821 of which were assigned back to the Company as of the Release Effective Date) and the obligation of the Company to issue any further earn-out shares was terminated, and (c) certain Holders exercised warrants issued in the CHI Merger to purchase708,467 shares of Common Stock on the Release Effective Date at a price of $2.00 per share (which reflects a reduced exercise price as a result of the Warrant Amendment) for gross proceeds to the Company of approximately $1.4million and the remaining warrants to purchase 7,309,605 shares of Common Stock issued in the CHI Merger expired on the Release Effective Date as a result of an amendment of such warrants effected pursuant to the Warrant Amendment.

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

NOTE 21 – INCOME TAXES

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

The total deferred tax asset is calculated by multiplying a domestic (US) 21 percent marginal tax rate by the cumulative Net Operating Loss Carryforwards (“NOL”). The Company currently has NOL’s of approximately $13.8 million, which expire through 2038, in general, and NOL’s of approximately $26.9 million, which has an infinite life. The deferred tax asset related to the NOL carryforwards Management has determined based on all the available information that a 100% Valuation reserve is required. The change in the valuation allowance was $7.8 million and $7.3 million for the years ended December 31, 2021 and 2020, respectively.

The provision for incomes taxes for the years ending December 31 is as follows (in thousands):

	2021	2020
Current expense
Federal	$-	$-
State	-	-

Deferred expense
Federal	$-	$-
State	-	-
Total income tax expense	$-	$-

Deferred income tax (liabilities) assets at December 31 are as follows (in thousands):

	2021	2020
Deferred income tax assets
Net operating loss carryforward	$6,862	$14,359
Change in fair value of convertible promissory notes	2,517	2,627
Noncash compensation	899	1,018
Deferred revenue	142	180
Reserves and accruals	74	-
Lease liability	89	118
Other intangibles	195	195
Inventory reserve	31	82
Stock based compensation	79	79
Allowance for doubtful accounts	22	96
Accrued expenses	135	131
Total deferred tax assets	11,045	18,885

Deferred income tax liabilities
State income taxes	-	-
ROU assets	(83)	(110)
Prepaid expenses and other assets	(43)	(84)
Depreciation and amortization	(48)	(48)
Valuation allowance	(10,871)	(18,643)
Total deferred tax liabilities	(11,045)	(18,885)

Deferred income tax, net	$-	$-

Open income tax years for audit purposes (Federal and State) are from 2018 through 2021. The Company has not been serviced with any audit notices, as of the year ended December 31, 2021. In addition, the Company is current in filing our sales and income tax returns.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2021 and 2020, The Company has no accrued interest and penalties.

NOTE 22 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

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

On November 7, 2019 (the “Effective Date”), the Company and Canopy entered into an Amendment Agreement (“Amendment”) to allow the Company to sell cannabinoid CUREfilm products (“Product”) to third parties internationally, excluding Canada, from the Effective Date until December 31, 2020. However, the Company shall not be allowed to sell any Product that are being specifically developed for Canopy, as identified per the Development Agreement between the Company and Canopy, which is dated on June 17, 2019.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys. The Company recognized a settlement income of $2.4 million during 2021 as a result of this agreement.

During the year ended December 31, 2021 and 2020, the Company recognized $0 and $0.01 million, respectively, of revenue relating to work completed regarding the transfer of technology fee as discussed in the License Agreement with Canopy.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 21, 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys.

On March 26, 2021, a vendor that the Company utilized for consulting services relating to various quality, compliance and regulatory filed a complaint against the Company for breach of contract. On May 18, 2021, the Company responded to the compliant denying their claims and also filed a cross complaint against this vendor for breach of contract by failing to provide deliverables as required by the contract. On February 2, 2022, the Company and the vendor entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) where both the Company and the vendor desire to come together and to settle fully and finally all difference as filed in each parties complaints. As part of the Settlement Agreement, the Company will pay to the vendor a settlement amount of $0.03 million (“Settlement Amount”) and upon receipt of the Settlement Amount by the vendor, the vendor will execute a Request for Dismissal dismissing the entire actions of all parties.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of December 31, 2021, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers. Under the provisions of the contracts, The Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2021, the Company had such severance obligations for certain executive officers, in accordance with the severance benefit provisions of their respective employment and severance benefit agreements.

On May 8, 2020 the Company entered into a separation agreement (the “Rousset Separation Agreement”) with Jessica Rousset whereby the parties have agreed to a mutual separation of Mrs. Rousset’s employment as the Company’s Chief Operating Officer, effective May 8, 2020.

Pursuant to the terms of the Rousset Separation Agreement, Mrs. Rousset will be entitled to the following severance benefits: (i) a gross sum of $93,461.54, paid in equal installments over a six-month period; (ii) for a period of six months, an amount equal to the cost of her COBRA health benefits if she enrolls for COBRA coverage; (iii) acceleration of vesting of each equity award held by her to the extent the award would have vested had she remained employed for six months following her resignation; and (iv) an extended exercise period for certain equity awards held by her such that she may exercise vested shares under such outstanding equity awards until May 8, 2021. The Separation Agreement contains a release and certain restrictive covenants that are binding upon Mrs. Rousset.

On November 3, 2021 the Company entered into a separation agreement (the “Berlent Separation Agreement”) with Jonathan Berlent whereby the parties have agreed to a mutual separation of Mr. Berlent’s employment as the Company’s Chief Business Officer, effective November 3, 2021.

Pursuant to the terms of the Berlent Separation Agreement, Mr. Berlent will be entitled to the following severance benefits: (i) a gross sum of $0.01 million relating to deferred payroll; (ii) separation pay of three weeks of Mr. Berlent’s gross pay, less standard payroll deductions and withholdings; and (iii) for a period of five months, an amount equal to the cost of his COBRA health benefits if he enrolls for COBRA coverage. The Berlent Separation Agreement contains a release and certain restrictive covenants that are binding upon Mr. Berlent.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2021 and 2020.

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

Total rent expense was $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

The Company classified the Sera Labs lease as an operating lease in accordance with ASC 842 and has recognized a right-of-use asset and a lease liability based on the present values of its lease payments over its respective lease term. The Company used the services of a valuation company to compute the IBR, which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available on the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

As of December 31, 2021, the current portion and long-term portion of operating lease liability is $0.1 million and $0.3 million, respectively.

The future payments due under the operating lease for the years ended December 31 are as follows:

Years
2022	$134
2023	138
2024	46
2025	-
2026	-
Undiscounted cash flow	318
Effects of discounting	(40)
Lease liabilities recognized	$278

Finance leases

During 2019, the Company entered into a 5-year equipment lease rental, which requires the company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million as of December 31, 2019 within other assets and liabilities. The company will make payments of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. For the year ended December 31, 2021, the current portion and long-term portion of finance capital lease liability is $0.01 million and $0.03 million, respectively. For the year ended December 31, 2020 the current portion and long-term portion of finance capital lease liability was $0.01 million and $0.04 million, respectively.

Future minimum lease payments under non-cancellable finance leases as of December 31, 2021 are as follows (in thousands):

2022	$14
2023	14
2024	12
2025	-
2026	-
Thereafter	-
Finance lease liabilities recognized	$40

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of December 31, 2021 and 2020 (in thousands, except lease term and discount rate):

	2021	2020
Operating leases
Right-of-use assets, net	$257	$343

Right-of-use lease liabilities, current	$104	$93
Right-of-use lease liabilities, noncurrent	174	278
Total operating lease liabilities	$278	$371

Financing Leases
Finance lease right-to-use assets, net	$40	$52

Current liabilities	$13	$12
Noncurrent liabilities	27	40
Total financing lease liabilities	$40	$52

Weighted average remaining lease term
Operating leases	2.29 years	3.31 years
Financing leases	2.80 years	3.82 years

Weighted average discount rate
Operating leases	11.3%	11.3%
Financing leases	9.0%	9.0%

NOTE 24 - SUBSEQUENT EVENTS

Except for the event(s) discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

On January 5, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding Common Stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from the Company on account of any payment obligations of the Company under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. As of the filing date this report, the Company is currently in discussions with the Investor regarding an extension of the Forbearance period.

On January 10, 2022, the Company entered into a senior secured promissory note (the “Senior Secured January Note”) with a Board Investor for a principal amount of $0.2 million. The Senior Secured January Note is due on April 11, 2022 and has an interest rate of 10% per annum, payable at maturity. The Senior Secured January Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On January 12, 2022, the Company entered into a senior secured promissory note (the “Second Senior Secured January Note”) with the CEO of Sera Labs for a principal amount of $0.04 million. The Senior Secured January Note is due on April 11, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured November Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On January 18, 2022, the Company entered into a senior secured promissory note (the “Third Senior Secured January Note”) with an investor for a principal amount of $0.2 million. The Third Senior Secured January Note is due on April 11, 2022 and has an interest rate of 10% per annum, payable at maturity. The Third Secured January Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On February 2, 2022, the Company and a vendor that the Company utilized for consulting services relating to various quality, compliance and regulatory the vendor entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) where both the Company and the vendor desire to come together and to settle fully and finally all difference as filed in each parties complaints. As part of the Settlement Agreement, the Company will pay to the vendor a settlement amount of $0.03 million (“Settlement Amount”) and upon receipt of the Settlement Amount by the vendor, the vendor will execute a Request for Dismissal dismissing the entire actions of all parties.

From January 31, 2022 to March 9, 2022, the Company received at total of $2.1 million from an investment company (“Investor”) in exchange for promissory notes. Both the Company and Investor agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory notes.

