Form 10-Q
period 2022-03-31
Cure Pharmaceutical Holding Corp.
filed 2022-05-16
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 13, 2022, we had 69,866,900 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$531	$16
Accounts receivable, net	469	357
Note receivable, net	-	-
Inventory, net	786	864
Prepaid expenses and other assets	497	544
Total current assets	2,283	1,781

Property and equipment, net	1,799	1,841
Finance lease right-of-use assets, net	37	40
Operating lease right-of-use assets, net	234	257
Note receivable	200	200
Investment	216	216
Goodwill, net	11,140	13,868
Intellectual property and patents, net	14,284	14,662
In-process research and development, net	329	329
Customer relationships, Tradename, and Non-compete, net	6,719	7,297
Other assets	83	83

Total assets	$37,324	$40,574

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,124	$2,848
Accrued expenses	3,124	3,753
Finance lease payable	13	13
Operating lease payable	112	104
Loan payable	142	235
Related party payable	2,243	2,011
Notes payable	5,129	2,877
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	9,546	9,932
Contract liabilities	493	508
Contingent share considerations	584	1,430
Total current liabilities	25,060	24,261

Finance lease payable	24	27
Operating lease payable	141	174

Total liabilities	25,225	24,462

Commitments and contingencies (see Note 21)

Stockholders' equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 69,866,900 and 68,201,900 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	71	69
Additional paid-in capital	111,265	110,146
Common stock issuable	360	343
Accumulated deficit	(99,597)	(94,446)
Total stockholders' equity	12,099	16,112

Total liabilities and stockholders' equity	$37,324	$40,574

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
Product sales, net of discounts and refunds	$1,087	$1,380
Consulting research & development income	-	27
Shipping and other sales	16	38
Total revenues	1,103	1,445

Cost of goods sold:
Cost of goods sold	353	417

Gross profit	750	1,028

Operating expenses:
Research and development expenses	264	644
Selling, general and administrative expenses	3,364	5,545
Change in fair value of contingent stock consideration	(847)	(662)
Impairment of goodwill	2,728	-
Total operating expenses	5,509	5,527

Net operating loss before other income (expense)	(4,759)	(4,499)

Other income (expense):
Interest income	2	2
Settlement income	82	-
Gain on extinguishment of debt	-	399
Loss on sale of property, plant and equipment	-	(41)
Change in fair value of convertible promissory notes	(280)	1,032
Interest expense	(196)	(64)

Total other income (expense)	(392)	1,328

Net loss before income taxes	(5,151)	(3,171)

Provision for income taxes	-	-

Net loss	$(5,151)	$(3,171)

Net loss per share
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

Weighted average common shares outstanding
Basic	50,829,729	47,686,793
Diluted	50,829,729	47,686,793

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services				17		17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664			666
Fair value of stock options and restricted stock granted			103			103
Fair value of restricted stock units granted			352			352
Net loss					(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	$71	$111,265	$360	$(99,597)	$12,099

Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145		508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)		138
Issuance of common stock for exercise of warrants	26,936	-	-	-		-
Fair value of stock options and restricted stock granted			961			961
Fair value of restricted stock units granted			144			144
Net loss					(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	$60	$103,465	$758	$(84,424)	$19,859

 See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net loss	$(5,151)	$(3,171)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	17	508
Stock based compensation - prepaid	-	74
Stock issued from equity incentive plan	-	138
Gain from settlement of accounts payable	(82)	-
Gain from extinguishment of debt	-	(399)
Change in fair value of contingent share consideration	(846)	(662)
Change in fair value of convertible promissory notes	280	(1,032)
Impairment of goodwill	2,728	-
Depreciation and amortization	999	663
Amortization of right of use asset	-	24
Bad debt expenses	-	5
Recovery of bad debt expense	-	(221)
Loss on disposal of property, plant and equipment	-	41
Inventory reserve for obsolescence	12	(1)
Change of fair value in derivative liabilities	-	-
Fair value of vested stock options and restricted stock	455	1,105
Warrant granted for broker fee expense	-	-

Change in operating assets and liabilities:
Accounts receivable	(112)	(49)
Inventory	66	(353)
Prepaid expenses and other assets	47	614
Other assets	-	(27)
Accounts payable	358	253
Accrued expenses	(587)	1,069
Finance lease payable	(3)	(3)
Operating lease payable	-	(22)
Contract liabilities	(15)	(329)
License fees	-	-

Cash used in operating activities	(1,834)	(1,775)

Cash flows from investing activities
Investment in company	-	-
Purchase of intangible assets	-	(54)
Net cash acquired from acquisition of Sera Labs, Inc.	-	-
Acquisition of property and equipment, net	-	(7)
Purchase of note receivable	-	-
Collection of note receivable	-	200

Cash provided by (used in) investing activities	-	139

Cash flows from financing activities
Proceeds from convertible notes payable	-	-
Proceeds from loans payable	-	-
Proceeds from exercise of warrants	-	-
Proceeds from notes payable	2,252	500
Proceeds from related party payable	190	-
Proceeds from paryoll protection program loan	-	-
Repayment of notes payable	-	-
Repayment of related party payable	-	-
Repayment of loans payable	(93)	(109)

Cash provided by financing activities	2,349	391

Net increase (decrease) in cash and cash equivalents	515	(1,245)

Cash and cash equivalents, beginning of year	16	1,725

Cash and cash equivalents, end of year	$531	$480

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$42	$12
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$666	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Form 10-K for the fiscal period ended December 31, 2021 filed with the SEC on April 1, 2022.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI, and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in both the wellness and pharmaceutical industries represents the principal operations of the Company. Business acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition.

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

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2022, we had an accumulated deficit of approximately $99.6 million and a working capital deficit of approximately $22.8 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of March 31, 2022, the Company had approximately $0.5 million of cash on hand. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2022 had $0.3 million in excess of the federal insurance limit. At December 31, 2021, the Company did not have in excess of the federal insurance limit.

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

From November 1, 2019 to February 13, 2020, the Company purchased Convertible Loans (“Loans”) from Releaf Europe BV (“Releaf”) in the amount of $0.5 million. Releaf shall accrue interest on the Loans at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of Releaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2021, the Company recorded an investment using the cost method of accounting in Releaf and recorded accrued interest relating to these Loans as well as a reserve on investment. As of the filing date of this report, the Company has not extended or received Shares as per the term of the agreement, but are in discussions with Releaf regarding the terms of conversion of the Loans.

Accounts Receivable

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. At March 31, 2022 and December 31, 2021 management determined that an allowance of $0.08 million and $0.08 million, respectively, were necessary.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill, Trademark, and the acquired IPR&D discussed in Note 19. As of March 31, 2022 the Company recorded a $2.7 million impairment of goodwill relating to the Cure Pharmaceutical reporting unit. Based on the continuing decline of our stock price and market capitalization as well as not meeting our revenue projections for the Cure Pharmaceutical reporting unit, we determined that the fair value of goodwill is more likely than not to be less than its carrying amount. The Company determined the amount of impairment to record was based on the income approach – discounted cash flow method. As of December 31, 2021, there has been no impairment of goodwill and intangible assets.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. There was no impairment on our long-lived assets during the three months ended March 31, 2022 and 2021.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At March 31, 2022 and December 31, 2021, we had contract liabilities of $0.5 million and $0.5 million, respectively.

Contract liabilities is made up of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Customer deposits for commercial products	$493	$508
Total contract liabilities	$493	$508

The following table summarizes the changes in contract liabilities during the three months ended March 31, 2022 and year ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$994
Additions	435
Customer deposits returned	(713)
Transfers to Revenue	(208)
Balance at December 31, 2021	508
Transfers to Revenue	(15)
Balance at March 31, 2022	$493

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying statements of operations. The Company recorded advertising costs of $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the year ended December 31, 2021 financial statements. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s condensed consolidated financial statements.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At March 31, 2022 and December, 31, 2021, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for cash and cash equivalents consisting of money market funds and the Series A and Series B Notes, which we elected the fair value option. These assets and liabilities are measured at fair value using either Black-Scholes model or Monte Carlo simulation model as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to March 31, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. For the period from the December 31, 2021 to March 31, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $3.2 million in relation to the Sera Labs Merger.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the Condensed Consolidated Statements of Operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes were recognized in earnings as incurred and not deferred.

The following table summarizes fair value measurements by level at March 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$584	$-	$-	$584
Fair value of Series A Note	$3,095	$-	$-	$3,095
Fair value of Series B Note	$6,451	$-	$-	$6,451

The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$1,430	$-	$-	$1,430
Fair value of Series A Note	$3,075	$-	$-	$3,075
Fair value of Series B Note	$6,857	$-	$-	$6,857

The following table summarizes the changes in Level 3 financial instruments during the three months ended March 31, 2022 (in thousands):

Fair value at December 31, 2021	$9,932
Change in fair value of Series A Note	20
Change in fair value of Series B Note	260
Conversion of Series B Note	(666)
Fair value of Series A and B Notes at March 31, 2022	$9,546

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

Date of valuation	March 31, 2022	December 31, 2021
Stock price	$0.26	$0.36
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.58	0.83
Term (in years) – Series B Note	0	0.13
Volatility – Series A Note	75%	85%
Volatility – Series B Note	75%	65%
Risk-free interest rate – Series A Note	1.15%	0.32%
Risk-free interest rate – Series B Note	1.15%	0.06%
Interest rate	18%	18%

The Company recorded a loss of $0.3 million due to the change in fair value of Series A and B convertible notes for the three months ended March 31, 2022 and a gain of $1.0 million due to the change in fair value of Series A and B convertible notes for the three months ended March 31, 2021.

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

Series A and Series B convertible notes:

As described further in Note 14 - the Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Condensed Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Condensed Consolidated Statement of Operations.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At March 31, 2022 and December 2021, the Company did not have any derivative liabilities to adjust to its fair value.

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition. Gain contingencies are recorded when the ultimate resolution of the contingency is resolved.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss) attributable to the Company	$(5,151)	$(3,171)
Weighted average outstanding shares of common stock	50,829,729	47,686,793
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants	-	-
Conversion of convertible notes	-	-
Issuance of contingent shares relating to CHI acquisition	-	-
Common stock and common stock equivalents	50,829,729	47,686,793
Income (loss) per share:
Basic net income (loss) per share	$(0.10)	$(0.07)
Diluted net income (loss) per share	$(0.10)	$(0.07)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2022	2021
Vested stock options from the Company’s 2017 Equity Incentive Plan	3,760,015	3,002,525
Warrants	615,530	2,479,849
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	4,490,592	5,597,421

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

Risks and Uncertainties

COVID-19 Considerations

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, intangible assets, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer, supplier and hospital behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2022-02

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-02 to have an impact to our condensed consolidated financial statements.

ASU 2022-01

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-01 to have an impact to our condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s condense consolidated financial position, results of operations or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2022 and December 31, 2021, accounts receivable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Customer billed	$549	$437
Allowance for doubtful accounts	(80)	(80)
Accounts receivable, net	$469	$357

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

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2022 and December 31, 2021, prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$214	$302
Prepaid equipment	67	67
Prepaid inventory	130	95
Prepaid expenses	34	31
Other assets	135	132
Total Prepaid expenses and other assets	580	627
Current portion of prepaid expenses and other assets	(497)	(544)
Prepaid expenses and other assets less current portion	$83	$83

NOTE 5 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$74	$66
Packaging components	108	117
Work-in-process	54	40
Finished goods	650	753
	886	976
Reserve for obsolescence	(100)	(112)
Total inventory	$786	$864

NOTE 6 - PROPERTY AND EQUIPMENT

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment not yet placed in service	$1,413	$1,413
Manufacturing equipment	1,095	1,095
Computer and other equipment	626	626
Less accumulated depreciation	(1,335)	(1,293)
Property and Equipment, net	$1,799	$1,841

For the three months ended March 31, 2022 and 2021, depreciation expense amounted to $0.04 million and $0.05 million, respectively.

NOTE 7 – NOTES RECEIVABLE

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

Note receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Biopharmaceutical Research Company	$200	$200
Less: allowance for doubtful accounts	-	-
Note receivable, net	$200	$200

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.001 million and $0.01 million of legal patent costs that were capitalized during the three months ended March 31, 2022 and 2021, respectively. During the year ended December 31, 2020, the Company acquired from Sera Labs customer relationships at a fair value of $7.1 million, $2.6 million in Tradename intangibles, $0.5 million in non-compete and $4.7 million in Goodwill from the acquisition of Sera Labs. During the year ended December 31, 2019, the Company acquired from the CHI acquisition patents at a fair value of $0.7 million, $14.5 million in Intellectual Property Research & Development and $9.2 million in Goodwill from the acquisition of CHI.

Intangible Asset Summary

As of March 31, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Goodwill (1)	$13,868	$13,868
Accumulated impairment losses	(2,728)	-
Goodwill, net	$11,140	$13,868

Intangible assets not subject to amortization:
Acquired IPR&D – Chemistry (2)	$502	$502
Pending patents – Cure Pharmaceutical	342	341
Total intangible assets not subject to amortization	844	843

Intangible assets subject to amortization:
Acquired IPR&D – Chemistry (2)	13,958	13,958
Customer relationships (2)	7,110	7,110
Tradename (2)	2,610	2,610
Noncompete (2)	462	462
Intellectual property	972	972
Issued patents	1,034	1,034
Total intangible assets subject to amortization	26,146	26,146
Accumulated amortization	(5,653)	(4,701)
Total intangible assets subject to amortization, net	20,493	21,445

Intangible assets, net	$21,337	$22,288

(1)	Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired from CHI and Sera Labs (see Note 19).

(2)

See Note 19 for information on the Mergers which were consummated in May 2019 and October 2020. During the year ended December 31, 2021, the Company completed two research and development projects that resulted in the company reclass approximately $13.9 million of IPR&D from intangibles not subject to amortization to intangibles subject to amortization.

Amortization expense was $1.0 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Impairment loss of goodwill was $2.7 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense over each of the next five years is as follows (in thousands):

2022 (remaining)	$2,809
2023	3,592
2024	3,429
2025	2,583
2026	1,516
Thereafter	6,564
Total Amortization	$20,493

NOTE 9 – INVESTMENT

In accordance with ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

As of March 31, 2022 and December 31, 2021, our investment, at cost, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Investment in Releaf Europe BV	$566	$566
Valuation reserve	(350)	(350)
Investment, net	$216	$216

As of March 31, 2022 and December 31, 2021, the net investment is based on management’s best estimate of net realizable value, which resulted a valuation reserve amount of $0.4 million and $0.4 million, respectively.

NOTE 10 – ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable factoring	$819	$1,722
Refunds and returns liability	550	445
Accrued interest (see Note 11 for amount of related party interest included)	546	390
Accrued payroll	501	330
Accrued vacation leave	178	173
Accrued expenses	205	359
Sales tax payable	325	334
Accrued Expenses	$3,124	$3,753

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On January 2, 2019, Sera Labs entered into an administrative service agreement (“Service Agreement”) with Visionworx, an affiliate of Sear Labs. Visionworx will process payments related to Sera Lab’s operations using Visionworx’s contractual relationship with JPMorgan Chase Bank, N.A. via its Chase Paymentech Select Merchant Payment Instrument Processing Agreement. In consideration for the services, Sera Labs will pay to Visionworx a management fee equal to all associated fees and expenses in connection with the Service Agreement. The Service Agreement was effective on January 2, 2019 and will be renewed automatically for additional one-year periods until terminated. The Service Agreement may be terminated by (a) either party for any reason at least thirty days’ prior written notice to the other party; or (b) immediately upon the mutual consent of the parties.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with John Bell (“Mr. Bell”), for a principal amount of $0.2 million. The August Note was due on August 6, 2021 and had an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. Mr. Bell did not elect to convert their August Note into a convertible promissory note, and on August 6, 2021, both the Company and Mr. Bell agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $0.2 million and an interest rate of 10% per annum, payable at maturity. The Secured August Note is due on June 30, 2022The Secured August Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On October 2, 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note was due on September 30, 2021 and had an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. On June 30, 2021, both the Company and the CEO of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the CEO of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.05 million and an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing. The Secured Duitch Note was due on April 15, 2022, and the Company and the CEO of Sera Labs are negotiating the terms to extend the Secured Duitch Note.

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with Mr. Bell for a principal amount of $0.05 million. The Secured November Note is due on June 30, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured November Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szaprio”) for a total principal amount of $0.7 million. The Secured Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On January 12, 2022, the Company entered into a secured promissory note (the “Secured January Note”) with the CEO of Sera Labs for a principal amount of $0.04 million (the “Second Duitch Note”) with an interest rate of 10% per annum, payable at maturity. The Second Duitch Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing. The Second Duitch Note was due on April 11, 2022 and the Company and the CEO of Sera Labs are negotiating the terms to extend the Second Duitch Note.

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szaprio for a total principal amount of $0.2 million. The Secured January Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured January Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

As of March 31, 2022 and December 31, 2021, the Company recorded $0.1 million and $0.08 million, respectively of accrued related party interest and is recorded in accrued expenses. Interest expense in regard to related party payables for the three months ended March 31, 2022 and 2021was $0.05 million and $0, respectively.

NOTE 12 – LOAN PAYABLE

Loan payable consists of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Note to a company due September 29, 2022, including interest at 4.32% per annum; unsecured; interest due monthly	$122	$195
Note to a company due June 6, 2022, including interest at 4.42% per annum; unsecured; interest due monthly	20	40
Current portion of loan payable	(142)	(235)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2022 and 2021 was $0.05 million and $0.02 million, respectively.

NOTE 13 – NOTES PAYABLE

Notes payable consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Secured Promissory note to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	270	270
Secured Promissory note to a company originally due May 18, 2021 due June 30, 2022; interest at 10% per annum payable at maturity	540	540
Secured Promissory note to a company originally due January 13, 2022 was due June 30, 2022; interest at 10% per annum payable at maturity	500	500
Secured promissory notes to a company originally due April 8, 2022 and October 30, 2021 was rolled into a new secured promissory notes now due June 30, 2022; interest at 10% per annum payable at maturity	502	502
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	300	300
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	100	100
Promissory notes to a company, , terms of the promissory notes are still being negotiated	415	415
Secured promissory notes to a company due June 30, 2022; interest at 10% per annum payable at maturity	200	200
Secured promissory notes to a company due June 30, 2022; interest at 10% per annum payable at maturity	200	-
Promissory notes to a company, , terms of the promissory notes are still being negotiated	2,052	-
Current portion of note payable	$5,129	$2,877

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

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company in exchange for a promissory note. At the time the Company received the $0.5 million, terms of promissory note were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into a new secured promissory note (“New January 2021 Note”) with a principal amount of $0.5 million. The New January 2021 Note is due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New January 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On April 8, 2021 and September 24, 2021, the Company received $0.3 million and $0.3 million, respectively, from an investment company in exchange for two promissory notes. At the time the Company received the total amount of $0.5 million, terms of promissory notes were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New April & September 2021 Notes”) with principal amounts of $0.3 million and $0.3 million. The New April & September 2021 Notes are due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New April & September 2021 Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

On October 27, 2021, the Company received $0.3 million from an investment company in exchange for a secured promissory note (“October 2021 Note”). The October 2021 Note is due on May 31, 2022 and has an interest rate of 10% per annum, payable at maturity. The October 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing. As of the filing date of this report, the Company and the investment company are negotiating the terms to extend the October 2021 Note.

 On November 18, 2021, the Company received $0.1 million from an investment company in exchange for a secured promissory note (“November 2021 Note”). The November 2021 Note is due on May 31, 2022 and has an interest rate of 10% per annum, payable at maturity. The November 2021 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing. As of the filing date of this report, the Company and the investment company are negotiating the terms to extend the November 2021 Note.

From October 15, 2021 to December 15, 2021, the Company received at total of $0.4 million from an investment company in exchange for promissory notes. Both the Company and the investment company agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and the investment company are still negotiating the terms of the promissory notes.

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

On January 18, 2022, the Company received $0.2 million from an investment company in exchange for a secured promissory note (“January 2022 Note”). The January 2022 Note is due on June 30, 2022 and has an interest rate of 10% per annum, payable at maturity. The January 2022 Note is secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing. As of the filing date of this report, the Company and the investment company are negotiating the terms to extend the January 2022 Note.

From January 31, 2022 to March 31, 2022, the Company received at total of $2.1 million from an investment company in exchange for promissory notes. Both the Company and the investment company agreed to negotiate the terms of the promissory notes and as of the filing date of this report, the Company and investment company are still negotiating the terms of the promissory notes.

Interest expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.03 million, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consists of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

Fair value of convertible promissory notes consists of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Series A subordinated convertible note at fair value	$3,095	$3,074
Series B subordinated convertible note at fair value	11,451	11,858
Total convertible promissory notes	14,546	14,932
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	9,546	9,932
Less: current portion of convertible promissory notes at fair value	(9,546)	(9,932)
Convertible promissory notes, less current portion	$-	$-

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

On January 5, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding Common Stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from the Company on account of any payment obligations of the Company under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. See Note 21 for additional information as of the filing date of this report.

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

The Company recorded a loss of $0.02 million and $0.3 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the three months period ended March 31, 2022 and were recorded in the condensed consolidated statement of operations. The Company recorded a gain of $0.5 million and $0.5 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the three months period ended March 31, 2021 and were recorded in the condensed consolidated statement of operations.

32

NOTE 15 – WARRANT AGREEMENTS

During the three months ended March 31, 2022 and 2021, the Company did not issue any warrants.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	1.58	-
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(949,917)	2.31	-
Outstanding, March 31, 2022	615,530	1.99	1.25
Exercisable at March 31, 2022	615,530	$1.99	1.25

Warrant summary as of March 31, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.98–$2.00	615,530	1.25	$1.99	615,530	$1.99
	615,530	1.25	$1.99	615,530	$1.99

 Warrant summary as of December 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.98–$2.31	1,565,447	0.66	$2.18	1,565,447	$2.18
	1,565,447	0.66	$2.18	1,565,447	$2.18

The change in warrant value for the three months ended March 31, 2022and 2021 was $0 and $0, respectively.

The aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

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

The Company did not issue any NSO’s, ISO’s, RSC’s or RSU’s during the three months ended March 31, 2022. The Company issued 650,801 Nonstatutory Stock Options (“NSO”) to employees of the Company and did not issue any Incentive Stock Options (“ISO”), Restricted Common Stock (“RCS”) and Restricted Stock Units (“RSU”) during the three months ended March 31, 2021. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4 year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next Annual Meeting of Shareholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the three months ended March 31, 2022 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,555,526	0.95	9.25
Exercised	-	-	-
Forfeited/Expired	(611,250)	0.97	-
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(709,304)	1.17	-
Outstanding, March 31, 2022	6,520,763	$1.48	7.94
Exercisable at March 31, 2022	3,760,015	$1.56	7.45

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61 - $4.01	6,520,763	7.94	$1.48	3,760,015	$1.56
	6,520,763	7.94	$1.48	3,760,015	$1.56

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2022 was $0.

The aggregate grant date fair value of options granted during the three months ended March 31, 2022 and 2021 and amounted to $0 and $0.5 million, respectively. Compensation expense related to stock options was $0.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total unrecognized fair value compensation cost related to unvested stock options was $1.6 million, which is to be recognized over a remaining weighted average period of approximately 1.4 years.

The weighted-average fair value of options granted during the three months ended March 31, 2022 and 2021, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	March 31, 2022	March 31, 2021
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0%	0.92%
Expected stock price volatility	0%	84.52%
Expected dividend payout	-	-
Expected option life (in years)	-	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	50,000	$1.60
Granted	338,443	1.20
Vested	(388,443)	1.26
Forfeited/Expired	-	-
Non-vested, December 31, 2021	-	-
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Non-vested, March 31, 2022	-	$-

Compensation expense related to restricted shares for the three months ended March 31, 2022 and 2021 was $0 and $0.2 million, respectively. At March 31, 2022 and December 31, 2021, the Company had $0 and $0, respectively, of total unrecognized compensation expense related to restricted stock awards. Compensation will be recognized over a weighted-average period of approximately 0 years and 0 years, respectively.

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

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	431,578	$1.33
Granted	629,338	0.74
Vested	(411,027)	1.33
Forfeited/Expired	(61,654)	1.33
Outstanding, December 31, 2021	588,235	$0.70
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, March 31, 2022	588,235	$0.70

At March 31, 2022 and December 31, 2021, the Company had approximately $0.4 million and $0.4 million, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.48 years and 0.85 years, respectively.

Compensation expense related to restricted stock units for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.1 million, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2022 and March 31, 2021, there were 69,866,900 and 59,926,409 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2022 to March 31, 2022, the Company issued 1,192,369 common stock shares, at a price per share of $0.19, the Alternative Conversion Price, in connection to conversion of $0.2 million of the Series B Note plus 472,631 common stock shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $0.2 million per the terms of the Series B Note.

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

From January 1, 2021 to March 31, 2021, the Company entered into Consulting Agreements (“Agreements”) with individuals. Per the terms of the Agreements, the Company is to issue 102,104 common stock shares of the Company at prices ranging from $1.72 to $1.85 per share. These common stock shares were issued subsequent to the filing of the Current Report on Form 10-Q filed on May 17, 2021.

On October 1, 2021, the Company entered into a Consulting Agreement (“Agreement”) with individuals. Per the terms of the Agreement, the Company is to issue 115,000 common stock shares of the Company at prices ranging from $0.30 to $0.68 per share. As of our filing of our Form 10-Q for the three months ended March 31, 2022, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.05 million.

NOTE 18 – SEGMENT REPORTING

Business Segments

The Company manages its operations through two business segments: Cure, which develops and manufactures pharmaceutical and wellness products, and Sera Labs, which sells wellness products through direct to consumer and wholesale channels.

The Company evaluates performance based on net operating profit. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the manufacturing plant is captured discretely in the Cure segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments for March 31, 2022 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$40	$1,076	$(13)	$1,103
Operating Loss	$(873)	$(1,158)	$-	$(2,031)
Assets	$44,450	$7,049	$(14,175)	$37,324
Accounts receivable, net	$-	$469	$-	$469
Inventory, net	$260	$526	$-	$786
Interest expense	$173	$23	$-	$196
Depreciation and amortization	$421	$578		$999
Impairment of goodwill	$2,728	$-	$-	$2,728

Summary financial information for the two reportable segments for March 31, 2021 is as follows (in thousands):

	Cure	Sera Labs	Eliminations	Consolidated
Net Sales	$194	$1,260	$(9)	$1,445
Operating Loss	$(2,816)	$(1,674)	$-	$(4,499)
Assets	$45,767	$12,588	$(14,175)	$44,180
Accounts receivable, net	$151	$117	$-	$268
Inventory, net	$342	$461	$-	$803
Interest expense	$64	$3	$-	$67
Depreciation and amortization	$86	$577	$-	$663
Impairment of goodwill	$-	$-	$-	$-

Disaggregation of Revenues and Concentration Risk

The following table presents the percentage of consolidated revenues attributable to products or services classes that represent greater than ten percent of consolidated revenues for the three months March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
CureFilm™ sales	12%	11%
Cosemtic sales – Revolution Line	14%	0%
Product sales - CBD	73%	85%
Total	99%	96%

The Company received revenue from one customer representing 14% of consolidated revenue for the three months ended March 31, 2022. Accounts receivable from this customer at March 31, 2022 and December 31, 2021 was $0.1 million and $0, respectively. The Company did not receive revenue from any one customer that individually represents greater than ten percent of consolidated revenues for the three months ended March 31, 2021.

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

Sera Labs is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. Its more than 20 products are sold under the brand names Seratopical™, SeraLabs™, and Revolution™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

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

The following table presents the change in fair value of contingent consideration (in thousands):

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2021	$1,430
Fair value at March 31, 2022	584
Net change in fair value three months ended March 31, 2022	$(846)

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

During the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy.

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

On April 12, 2022, the Company filed a civil action in the California Super Court for the County of Ventura against the Investor referenced in Note 14, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. As of the filing date of this report, the Investor has not responded to the complaint.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of March 31, 2022, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into a severance benefit contract with an executive officer. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2021, the Company had such severance obligations, in accordance with the severance benefit provisions of the respective employment and severance benefit agreement.

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

Indemnification

In the normal course of business, The Company may provide indemnification of varying scope under The Company’s agreements with other companies or consultants, typically The Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, The Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of The Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to The Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from The Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, The Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit The Company’s financial exposure. As a result, The Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, The Company has not recorded any liabilities for these agreements as of March 31, 2022 and December 31, 2021.

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

Total rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, the current portion and long-term portion of operating lease liability is $0.1 million and $0.1 million, respectively.

 The future payments due under the operating lease as of March 31 are as follows:

Years
2022 (remaining)	$101
2023	138
2024	46
2025	-
2026	-
Undiscounted cash flow	285
Effects of discounting	(32)
Lease liabilities recognized	$253

Finance leases

During 2019 the Company entered into a 5-year equipment lease rental which requires the Company to pay monthly payments of $0.02 million. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $0.06 million and a finance lease liability for $0.06 million during the year ended December 31, 2019 within other assets and liabilities. The company will make payment of $0.02 annually until October 2024. Interest associated with the lease is $0.01 million or less annually based on a discount rate of 9.0%. As of March 31, 2022, the current portion and long-term portion of finance capital lease liability was $0.01 million and $0.02 million, respectively. As of December 31, 2021, the Company the current and long-term portion of finance capital lease liability was $0.01 million and $0.03 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of March 31, 2022 are as follows (in thousands):

2022 (remaining)	11
2023	14
2024	12
2025	-
2026	-
Thereafter	-
Finance lease liabilities recognized	$37

Operating and Financing leases

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2022 and December 31, 2021 (in thousands, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$234	257

Right-of-use lease liabilities, current	$112	104
Right-of-use lease liabilities, noncurrent	141	174
Total operating lease liabilities	$253	278

Financing Leases
Finance lease right-to-use assets, net	$37	40

Current liabilities	$13	13
Noncurrent liabilities	24	27
Total financing lease liabilities	$37	40

Weighted average remaining lease term
Operating leases	2.04 years	2.29 years
Financing leases	2.55 years	2.80 years

Weighted average discount rate
Operating leases	11.3%	11.3%
Financing leases	9.0%	9.0%

NOTE 22 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the filing date of this Quarterly Report, May 16, 2022.

On April 12, 2022, the Company filed a civil action in the California Super Court for the County of Ventura against the Investor referenced in Note 14, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. As of the filing date of this report, the Investor has not responded to the complaint.

On April 27, 2022, the Company received $0.5 million from an investment company in exchange for promissory notes. Both the Company and the investment company agreed to negotiate the terms of the promissory note and as of the filing date of this report, the Company and Investor are still negotiating the terms of the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022.

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

On October 2, 2020, we completed our acquisition of Sera Labs, a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative. The Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly owned subsidiary of the Company (the “Merger”).

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

We mainly sell multiple commercial wellness products through Sera Labs where the Company generates the majority of revenue from. We also sell commercial wellness products under our distribution partners’ brands.

We have also developed a 50,000IU and Vitamin D3 OTF for oral administration to be distributed by Meroven Pharmaceuticals in the United States and the MENA region. Our pharmaceutical drug program includes:

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

The pharmaceutical industry is facing ever-growing R&D expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 50 NMEs approved in 2021, down from 53 in 2020. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments dwarves those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

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

Our recently acquired wholly-owned subsidiary, Sera Labs, is a trusted leader in the health, wellness, and beauty sectors of innovative products with cutting edge technology and superior ingredients such as CBD. Sera Labs creates high quality products that use science-backed, proprietary formulations. Its more than 25 products are sold under the brand names Seratopical™, Seratopical® Revolution, SeraLabs™, and Nutri-Strips™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains and mass retailers. The company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

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

Employees

As of the date of this filing, we have 24 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

Revenues for the Three Months Ended March 31, 2022 and 2021

Revenues for the three months ended March 31, 2022 was $1.1 million as compared to $1.4 million for the three months ended March 31, 2021. The decrease in revenue was mainly due to decrease in our DTC revenue attributed from Sera Labs when compared to the previous period. However, this decrease was offset by an increase in our wholesale revenue from sales of our Seratopical Revolution products in one of the largest retail stores in the United States.

Cost of Goods Sold

Cost of goods sold was $0.35 million in the three months ended March 31, 2022 compared to $0.41 million in the three months ended March 31, 2021. Cost of goods sold decreased by approximately $0.06 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2022. The decrease was primarily due to the decrease in DTC revenue during the three months ended March 31, 2022 compared to the same period 2021.

Research and Development Expenses

For the three months ended March 31, 2022, research and development expenses decreased to $0.3 million compared to the three months ended March 31, 2021 of $0.6 million. The decrease in research and development expenses is mainly due to the Company not incurring the same third party contractor expenses for our CUREfilm Blue product during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In addition, the Company did incur any clinical expenses during the 2022 period compared to the 2021.

Selling, General and Administrative Expenses

Our expenses for the three months ended March 31, 2022 are summarized as follows in comparison to our expenses for the three months ended March 31, 2021 (in thousands).

	Three Months Ended
	March 31, 2022	March 31, 2021
Consulting	$54	$219
Salaries and wages	504	523
Selling, general and administrative	2,047	2,395
Professional and investor relations	304	806
Noncash compensation	455	1,602
Total operating expenses	$3,364	$5,545

Consulting

Consulting expense decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The Company has reduced the number of consultants used during the three months period ended March 31, 2022 compared to the same period in 2021, resulting in a decrease in consulting expenses.

Salaries and wages

Salaries and wages expense has slightly decreased by approximately $0.02 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was due to an decrease in employees from during the 2022 period when compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $0.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This was mainly due to a decrease in our marketing spend and selling expenses incurred by Sera Labs during the 2022 period when compared to the same period in 2021 as well as a decrease in other general administrative expenses in the 2022 period compared to the 2021 period. However, this decrease in selling, general and administrative expense is offset by an increase in amortization expense mainly related to the IPR&D that was placed in service during the year ended 2021 and thus the Company did not incur any amortization expense relating to our IPR&D during the three months ended March 31, 2021.

Professional and Investor Relations

Professional and investor relations expenses decreased by approximately $0.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily due to the Company looking to a new investor relations firm to help increase awareness of our Company with potential new investors base. As a result, we did not utilize the same investor relations firm during the 2022 period as we did in the 2021 period.

Non-cash Compensation

Non-cash compensation expense decreased by approximately $1.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily due to the Company recording the fair value of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three months ended March 31, 2021 and issue nearly as many stock options and restricted stock during the same period in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration increased by approximately $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change in fair value contingent stock consideration during the three months ended March 31, 2022 was based on a change in probability percentages of achieving the milestones which was significantly different compared to the probability percentages estimated during the same period in 2021. In addition, the decrease in the stock price resulted in a decrease in the fair value of the contingent stock consideration.

Impairment of Goodwill

Impairment of goodwill increased by approximately $2.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The impairment of goodwill during the three months ended March 31, 2022 was determined based on the qualitative factors that the fair value of goodwill is more likely than not to be less than its carrying amount and thus the fair value of a reporting unit, Cure Pharmaceutical, to be calculated and compared with its carrying amount and an impairment charge was recognized of approximately $2.7 million.

Other Income/ (Expense)

	For the Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Interest expense	$(196)	$(64)
Change in fair value of convertible promissory notes	(280)	1,032
Loss on sale of property, plant and equipment	-	(41)
Settlement income	82	-
Interest income	2	2
Gain on extinguishment of debt	-	399
Total other income (expense), net	$(392)	$1,328

Other income/(expense) decreased by approximately $1.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily due to (i) an increase in interest expense of $0.1 million, (ii) aa decrease in the change in fair value of convertible promissory notes of $1.3 million, (iii) recording of settlement income of $0.08 million during the three months ended March 31, 2022 and (iv) a decrease in the gain on extinguishment of debt of the PPP loan that was forgiven during the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022 and December 31, 2021

Working Capital Deficit (in thousands)

	March 31, 2022	December 31, 2021
Current assets	$2,283	$1,781
Current liabilities	(25,060)	(24,261)
Working capital (deficiency)	$(22,777)	$(22,480)

Working capital deficit as of March 31, 2022 was approximately $22.7 million, as compared to a working capital deficit of approximately $22.5 million as of December 31, 2021. As of March 31, 2022, current assets were approximately $2.3 million, comprised primarily of (i) cash of approximately $0.5 million, (ii) accounts receivable, net of approximately $0.5 million, (iii) inventory, net of approximately $0.8 million and (iv) prepaid expenses and other assets of approximately $0.5 million. As of December 31, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of approximately $0.02 million, (ii) accounts receivable, net of approximately $0.4 million, (iii) inventory, net of approximately $0.9 million and (iv) prepaid expenses and other assets of approximately $0.5 million.

As of March 31, 2022, current liabilities were approximately $24.8 million, comprised primarily of (i) approximately $15.4 million in notes payable, convertible notes payable and fair value of convertible promissory notes (ii) $2.2 million in related party payable, (iii) approximately $3.1 million in accounts payable; (iv) approximately $3.1 million in accrued expenses, (v) approximately $0.1 million of finance and operating lease payables and (vi) contingent share considerations of approximately $0.6 million. Comparatively, as of December 31, 2021, current liabilities were approximately $24.3 million, comprised primarily of (i) approximately $13.6 million in loans, notes, related party payables, convertible notes payable and fair value of convertible promissory notes, (ii) approximately $2.8 million in accounts payable; (iii) approximately $0.5 million in contract liabilities, (iv) approximately $3.8 million in accrued expenses, (v) approximately $0.1 million of finance and operating lease payables and (vi) contingent share considerations of approximately $1.4 million.

Net Cash (in thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
(in thousands)
Net cash used in operating activities	$(1,834)	$(1,775)
Net cash provided by (used in) investing activities	-	139
Net cash provided by financing activities	2,349	391
Net increase (decrease) in cash	$515	$(1,245)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1.8 million during the three months ended March 31, 2021. This was primarily due to the net loss of approximately $5.2 million, offset by (i) the fair value of vested stock options and restricted stock of approximately $0.5 million, (ii) impairment of goodwill of approximately $2.7 million, (iii) change in fair value of convertible promissory notes of approximately $0.3 million and (iv) depreciation and amortization of approximately $1.0 million which was increased by (v) the change in fair value of contingent share consideration approximately of $0.8 million, and (vi) increase in the change in accrued expenses of approximately $0.6 million.

Comparatively, net cash used in operating activities was approximately $1.8 million during the three months ended March 31, 2021. This was primarily due to the net loss of approximately $3.2 million, offset by (i) stock based compensation of approximately $0.5 million, (ii) the fair value of vested stock options and restricted stock of approximately $1.1 million, and (iii) depreciation and amortization of approximately $0.7 million which was increased by (iv) the change in fair value of contingent share consideration and change in fair value of convertible promissory notes of $1.7 million, and (v) gain from extinguishment of debt of $0.4 million.

Net cash used in Investing Activities

Net cash provided by investing activities of approximately $0.001 million during the three months ended March 31, 2022 was due to the purchase of an intangible asset for approximately $0.05 million. Comparatively, net cash provided by investing activities of approximately $0.1 million during the three months ended March 31, 2021 was due to (i) collection of a note receivable of approximately $0.2 million and (ii) the purchase of an intangible asset for approximately $0.05 million.

Net cash provided by Financing Activities

Net cash used by financing activities of approximately $0.4 million during the three months ended March 31, 2022 was primarily due to (i) proceeds from notes payable of $2.3 million (ii) proceeds from related party payables of $0.2 million and (iii) the repayment of debt in the amount of $0.1 million. Correspondingly, Net cash used by financing activities of approximately $0.4 million during the three months ended March 31, 2021 was primarily due to (i) proceeds from notes payable of $0.5 million and (ii) the repayment of debt in the amount of $0.1 million.

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

Our 2021 Annual Report, contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2022. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2022. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

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

The following are the primary remediation efforts made by the Company:

•	Prepare accounting memos over the debt issuances made by the Company in fiscal 2021 and 2020 which include derivative and warrants
•	Review fair value of convertible promissory notes in relation to the Series A and B Notes
•	Review of impairment of long-lived assets including goodwill and intangibles
•	Review forms 10-Q and 10-K to ensure the appropriate disclosures are made within the SEC filed documents

In addition, the Company engaged external SOX consultants to further enhance the Company’s internal control environment. After several meetings with the key accounting personnel the following were put in place:

•	Adoption of COSO
•	SOX risk assessment memo
•	Entity level COSO mapping
•	SOX control narratives for financial reporting as well as other processes

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three months period ended March 31, 2022. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2022, the Company’s internal control over financial reporting is not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 21 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2021 Annual Report.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as in other documents we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2022, there were two convertible promissory notes (the “Defaulted Notes”) totaling $550,000 that were in default as the maturity dates of these Notes have expired and have not yet been repaid or converted into common stock shares of the Company. The Company has offered to either repay the Defaulted Notes or request to have them converted into common stock shares of the Company. As of our filing of our Form 10-Q for the quarterly period ended March 31, 2022, the note holders of the Defaulted Notes have not yet communicated their intent to either receive payment or convert.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Forbearance Agreement.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	2002Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: May 16, 2022	By:	/s/ Robert Davidson
Robert Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert Davidson
Robert Davidson
Chief Executive Officer
May 16, 2022

/s/ Michael Redard
Michael Redard
Chief Financial Officer
May 16, 2022

