Form 10-Q
period 2022-06-30
Cure Pharmaceutical Holding Corp.
filed 2022-09-02
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

5805 Sepulveda Blvd., Suite 801, Sherman Oaks, California 91411

(Address of principal executive offices)

1620 Beacon Place, Oxnard, California 93033

(Former name, former address and former fiscal year, if changed since last report)

(424) 273-8675

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which traded
Common stock, par value $0.001	CURR	OTCQB Markets

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

On September 1, 2022, we had 71,141,505 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	the ongoing impacts of the COVID-19 pandemic on our business, customers and the industry in which we operate;

•	our ability to obtain additional funding to execute our business strategy;

•	Our ability to execute on our business plans and strategies following the completion of a sale of certain assets and the related management transition;

•	our ability to attract and/or maintain research, development, commercialization and manufacturing partners;

•	the ability of our company and/or a partner to successfully complete product research and development, including pre-clinical and clinical studies and commercialization;

•	the ability of our company and/or a partner to obtain required governmental approvals, including product patent approvals;

•	the ability of our company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

•	the timing of costs and expenses related to the research and development programs of our company and/or our partners;

•	the timing and recognition of revenue from milestone payments and other sources not related to product sales;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Exchange Act, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified directors, officers, employees and consultants as necessary;

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

•	availability of manufacturing capacity and inflationary pressures on labor costs and raw materials; and

•	overall global economic, political, and social trends, including changes in interest rates, reduced consumer confidence and recessionary concerns.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” of this Quarterly Report. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context requires otherwise, as used in this Quarterly Report, the words “we,” “us,” “our,” the “Company” “our Company” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

Trademarks and Trade Names

This Quarterly Report includes our trademarks and trade names, including, without limitation, CureFilm™ Technology, which is our property and is protected under applicable intellectual property laws. This Quarterly Report also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$51	$16
Accounts receivable, net	545	357
Inventory, net	649	621
Prepaid expenses and other assets	369	447
Current assets held for sale	18,564	340
Total current assets	20,178	1,781

Property and equipment, net	3	4
Operating lease right-of-use assets, net	210	257
Note receivable	200	200
Investment	216	216
Goodwill, net	4,690	4,690
Intellectual property and patents, net	252	261
Customer relationships, Trade name, and Non-compete, net	1,518	7,297
Other assets	50	48
Long term assets held for sale	2,000	25,820

Total assets	$29,317	$40,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,153	$2,848
Accrued expenses	2,734	3,485
Operating lease payable	117	104
Loan payable	48	235
Related party payable	2,243	2,011
Notes payable	3,129	2,877
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	9,573	9,932
Contract liabilities	172	293
Contingent share considerations	595	1,430
Current liabilities held for sale	4,005	496
Total current liabilities	26,319	24,261

Operating lease payable	110	174
Long term liabilities held for sale	-	27

Total liabilities	26,429	24,462

Commitments and contingencies (see Note 21)

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 70,011,900 and 68,201,900 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	71	69
Additional paid-in capital	111,725	110,146
Common stock issuable	308	343
Accumulated deficit	(109,216)	(94,446)
Total stockholders’ equity	2,888	16,112

Total liabilities and stockholders’ equity	$29,317	$40,574

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Product sales, net of discounts and refunds	$1,123	$2,067	$2,199	$3,312
Shipping and other sales	-	1	-	17
Total revenues	1,123	2,068	2,199	3,329

Cost of goods sold:
Cost of goods sold	150	748	487	1,033

Gross profit	973	1,320	1,712	2,296

Operating expenses:
Selling, general and administrative expenses	3,120	4,465	5,869	9,966
Change in fair value of contingent stock consideration	11	(893)	(835)	(1,555)
Impairment of intangibles	4,622	-	4,622	-
Total operating expenses	7,753	3,572	9,656	8,411
Net operating loss before other income (expense)	(6,780)	(2,252)	(7,944)	(6,115)

Other income (expense):
Interest income	1	-	3	2
Gain from settlement	-	2,434	82	2,434
Gain on extinguishment of debt	40	335	40	734
Loss on sale of property, plant and equipment	-	-	-	(41)
Change in fair value of convertible promissory notes	(27)	(692)	(307)	340
Interest expense	(191)	(135)	(387)	(199)
Other income	26	-	26	-
Total other income (expense)	(151)	1,942	(543)	3,270

Net loss before income taxes	(6,931)	(310)	(8,487)	(2,845)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(6,931)	(310)	(8,487)	(2,845)

Disposal group:
Loss before provision for income taxes	(2,688)	(1,011)	(6,283)	(1,647)
Provision for income taxes	-	-	-	-
Loss from disposal group	(2,688)	(1,011)	(6,283)	(1,647)

Net loss	$(9,619)	$(1,321)	$(14,770)	$(4,492)

Basic and diluted loss per share
Continuing operations	$(0.10)	$(0.00)	$(0.12)	$(0.06)
Disposal group	$(0.04)	$(0.02)	$(0.09)	$(0.03)
Net loss per share, basic and diluted	$(0.14)	$(0.02)	$(0.21)	$(0.09)

Weighted average common shares outstanding
Basic	69,868,502	59,842,904	69,362,563	48,299,751
Diluted	69,868,502	59,842,904	69,362,563	48,299,751

See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services	-	-	-	17	-	17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Fair value of stock options and restricted stock granted	-	-	103	-	-	103
Fair value of restricted stock units granted	-	-	352	-	-	352
Net loss	-	-	-	-	(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	71	111,265	360	(99,597)	12,099
Issuance of common stock for professional services	145,000	-	42	(52)	-	(10)
Fair value of stock options and restricted stock granted	-	-	102	-	-	102
Fair value of restricted stock units granted	-	-	316	-	-	316
Net loss	-	-	-	-	(9,619)	(9,619)
Balance, June 30, 2022	70,011,900	$71	$111,725	$308	$(109,216)	$2,888

Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145	-	508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)	-	138
Issuance of common stock for exercise of warrants	26,936	-	-	-	-	-
Fair value of stock options and restricted stock granted	-	-	961	-	-	961
Fair value of restricted stock units granted	-	-	144	-	-	144
Net loss	-	-	-	-	(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	60	103,465	758	(84,424)	$19,859
Issuance of common stock for professional services	381,000	-	243	-	-	243
Issuance of common stock from the equity incentive plan	141,693	-	(2)	(155)	-	(157)
Issuance of common stock from conversion of convertible promissory notes	2,428,857	3	1,832	-	-	1,835
Fair value of stock options and restricted stock granted	-	-	591	-	-	591
Fair value of restricted stock units granted	-	-	143	-	-	143
Net loss	-	-	-	-	(1,321)	(1,321)
Balance, June 30, 2021	62,877,959	$63	$106,272	$603	$(85,745)	$21,193

 See accompanying notes to these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Loss from continuing operations	$(8,487)	$(2,845)
Loss from disposal group	(6,283)	(1,647)
Net loss	(14,770)	(4,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - services	7	752
Stock issued from equity incentive plan	-	(19)
Gain from extinguishment of debt	(40)	(734)
Change in fair value of contingent share consideration	(835)	(1,555)
Change in fair value of convertible promissory notes	307	(340)
Impairment of intangibles	4,622	-
Depreciation and amortization	1,167	1,163
Amortization of right of use asset	47	42
Bad debt expenses	-	6
Recovery of bad debt expense	-	(221)
Inventory reserve for obsolescence	6	3
Fair value of vested stock options and restricted stock	873	1,839

Changes in operating assets and liabilities:
Accounts receivable	(188)	(24)
Inventory	(34)	(257)
Prepaid expenses and other assets	78	903
Other assets	(2)	(25)
Accounts payable	345	(120)
Accrued expenses	(709)	2,687
Operating lease payable	(51)	(44)
Contract liabilities	(121)	(612)
Assets and liabilities held for sale	5,728	392
Cash used in operating activities	(3,570)	(656)

Cash flows from investing activities:
Cash used in investing activities of disposal group	-	(99)
Purchase of note receivable	-	(200)
Collection of note receivable	-	200
Cash used in investing activities	-	(99)

Cash flows from financing activities:
Proceeds from notes payable	252	750
Proceeds from notes payable - disposal group	3,350	-
Proceeds from related party payable	190	200
Repayment of loans payable	(187)	(219)
Cash provided by financing activities	3,605	731

Net increase (decrease) in cash and cash equivalents	35	(24)

Cash and cash equivalents, beginning of year	16	1,725

Cash and cash equivalents, end of period	$51	$1,701

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$50	$68
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$666	$1,835
Reclassification of accrued expense to related party payable	$42	$-

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

In October 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative. The Merger Agreement provides for the acquisition of Sera Labs by the Company through the merger of Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Recent Development

On July 22, 2022, CURE Pharmaceutical entered into an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc., a Delaware corporation (the “Buyer”), pursuant to which the Buyer purchased certain assets of CURE Pharmaceutical (the “Asset Sale”), including certain patents which the Company assigned to CURE Pharmaceutical prior to the closing of the Asset Sale.

The total consideration paid to CURE Pharmaceutical in connection with the Asset Sale was $20,000,000, which consisted of (i) the cancellation of indebtedness owed by CURE Pharmaceutical to the Buyer in an amount equal to $4,150,000, (ii) $2,000,000 payable in the form of a secured promissory note (the “Promissory Note”), and (iii) the remainder in cash (the “Closing Cash Consideration”). The Closing Cash Consideration was reduced by approximately (i) $41,000 in assumed liabilities transferred to Buyer at Closing.

See Note 22 – Subsequent Events for additional information.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period, given the recent completion of the Asset Sale. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022 (our “2021 Annual Report”).

Principle of Consolidation

The unaudited condensed consolidated financial statements include the accounts of CPHC and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI, and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in both the wellness and pharmaceutical industries represents the principal operations of the Company. Business acquisitions are included in the unaudited condensed consolidated financial statements from the date of the acquisition.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standard Update, or ASU No. 2014-15, the Company assesses going concern uncertainty in its condensed consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable equity securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, the Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent the Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU No. 2014-15.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2022, the Company had approximately $0.05 million of cash on hand, had an accumulated deficit of approximately $107.22 million and a working capital deficit of approximately $2.14 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our commercialization and development plans and strategic and business development initiatives.

Subsequent to June 30, 2022, CURE Pharmaceutical entered into the APA pursuant to which Buyer purchased certain assets. The total consideration paid to CURE Pharmaceutical in connection with the Asset Sale was $20,000,000, which consisted of (i) the cancellation of indebtedness owed by Cure Pharmaceutical to the Buyer in an amount equal to $4,150,000, (ii) $2,000,000 payable pursuant to the Promissory Note, and (iii) the remainder in cash.  The completion of the Asset Sale has had a positive impact on the Company’s liquidity position.  However, the Company may need to complete additional equity or debt financings to execute its business plans and strategies.  See Note 22 – Subsequent Events for additional information.

We have previously funded our operating losses primarily through the issuance of common stock and/or promissory notes and cash generated from our product sales and research and development and license agreements. We anticipate that we will incur decreased operating losses and negative cash flows from operations as we execute our commercialization and development plans and strategic and business development initiatives and with the elimination of overhead and operating expenses related to the Cure Pharmaceutical business that have been discontinued in connection with the Asset Sale.

These factors no longer raise doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements. The ability of the Company to continue as a going concern is now dependent upon its ability to attain profitable operations.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of the COVID-19 pandemic, as well as certain macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors are unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date.

Significant areas requiring the use of management estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent share consideration, stock based compensation, beneficial conversion features, warrant values, deferred taxes and the assumptions used to calculate derivative liabilities and fair values of the purchase price allocations and convertible promissory notes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2022 and December 31, 2021, the Company did not have cash in excess of the federal insurance limit.

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

From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $0.5 million which shall bear interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million.  As of December 31, 2021 and June 30, 2022, the Company recorded an investment in ReLeaf using the cost method of accounting and recorded accrued interest relating to these Loans as well as a reserve on the investment. As of the filing date of this Quarterly Report, the Company has agreed to convert the Loans and receive Shares as per the Loan terms. The issuance of such shares to the Company is currently pending.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At June 30, 2022 and December 31, 2021 management determined that an allowance of $0.08 million was necessary.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill and trademark. Impairment loss on goodwill included in the loss from disposal group amounted to $2.00 million and $4.73 million for the three and six months ended June 30, 2022, respectively, and nil for the three and six months ended June 30 2021, respectively.

Business Combinations

The results of businesses acquired in a business combination are included in the unaudited condensed consolidated financial statements from the date of acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the value of the assets acquired and liabilities assumed is recognized as goodwill.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. Impairment loss on other intangibles amounted to $4.62 million for the three and six months ended June 30, 2022, respectively, and nil for the three and six months ended June 30, 2021, respectively.

Contingent consideration liabilities

Certain of the Company’s asset and business acquisitions involve the potential for future payment of consideration to third-parties and former selling stockholders in amounts determined upon attainment of revenue milestones, from product sales, as applicable. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling stockholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling stockholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated from the Sera Labs’ products.

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that the Company records in its unaudited condensed consolidated financial statements. See Note 19 – Business Combination for additional information.

Related Party

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Cure Pharmaceutical Revenue

Cure Pharmaceutical derives revenues from two primary sources: products and services. Product revenue includes the shipment of products according to agreements with Cure Pharmaceutical’s customers. Services include research and development contracts for the development of OTF products utilizing Cure Pharmaceutical’s CureFilm Technology or our other proprietary technologies. Cure Pharmaceutical’s contracts with customers rarely contain multiple performance obligations. For these contracts, Cure Pharmaceutical accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

Cure Pharmaceutical entered into a Collaboration and Joint Development Agreement (“Agreement”) with Medolife Rx (“Medolife”) on February 1, 2021 (“Effective Date”) for Medolife to produce Medolife Products (“Products”) in Cure Pharmaceutical’s cGMP facility. The term of this agreement is five (5) years from the Effective Date (“Term”). Medolife is required to pay $0.3 million to assist in completing the jointly developed production line at the facility. In addition, Cure Pharmaceutical will produce Products on behalf of Medolife and will grant access to Medolife for a joint production area within the facility for the Term of this Agreement. The Company has determined that there are no distinct obligations for the $0.3 million and Cure Pharmaceutical does have further obligations as stated in the Agreement, thus the Company recognized the revenue monthly over the Term, beginning February 1, 2021.

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

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included sales tax payable in the unaudited condensed consolidated balance sheets.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenues when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At June 30, 2022 and December 31, 2021, we had contract liabilities of $0.2 million and $0.3 million, respectively.

Contract liabilities is made up of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Customer deposits for commercial products	$172	$293
Total contract liabilities	$172	$293

The following table summarizes the changes in contract liabilities during the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$994
Additions	435
Customer deposits returned	(713)
Transfers to revenue	(208)
Contract liabilities held for sale	(215)
Balance at December 31, 2021	293
Additions	26
Customer deposits returned	(45)
Transfers to revenue	(84)
Contract liabilities held for sale	(18)
Balance at June 30, 2022	$172

Cost of Revenues

Cost of revenues primarily consists of labor and manufacturing costs for our products.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $0.08 million and $0.4 million for the three and six months ended June 30, 2022, respectively. The Company recorded advertising costs of $1.0 million and $1.6 million for the three and six months ended June 30, 2021, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The Company recorded research and development expenses of $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively. Research and development expenses are presented as part of the loss from disposal group on the unaudited condensed consolidated statements of operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak of a novel strain of the coronavirus, COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the year ended December 31, 2021 financial statements. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the unaudited condensed consolidated financial statements.

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

Pursuant to ASC 2018-07 (Topic 718) for share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. For awards of restricted stock, the Company determines grant date fair value based on the closing price of the Company’s common stock on the grant date as reported on the OTC Market. For awards of stock options, the Company uses the Black-Scholes option valuation model to estimate grant date fair value.

Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. See Note 17 – Stock Incentive Plans for additional information.

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

When a part of the purchase consideration consists of shares of the Company common stock, the Company calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the OTC Market as of the acquisition date. The Company recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At June 30, 2022 and December, 31, 2021, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, which we elected the fair value option. These assets are measured at fair value using the period-end quoted market prices as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to June 30, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. For the period from the December 31, 2021 to June 30, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration.

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

As of June 30, 2022, the Company has valued the Series A and B notes without consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.

The following table summarizes fair value measurements by level at June 30, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$595	$-	$-	$595
Fair value of Series A Note	$3,100	$-	$-	$3,100
Fair value of Series B Note	$6,473	$-	$-	$6,473

The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$1,430	$-	$-	$1,430
Fair value of Series A Note	$3,075	$-	$-	$3,075
Fair value of Series B Note	$6,857	$-	$-	$6,857

The following table summarizes the changes in Level 3 financial instruments during the three months ended June 30, 2022 (in thousands):

Fair value at December 31, 2021	$9,932
Change in fair value of Series A Note	25
Change in fair value of Series B Note	282
Conversion of Series B Note	(666)
Fair value of Series A and B Notes at June 30, 2022	$9,573

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Series A and B Notes are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the Series A and B Notes that are categorized within Level 3 of the fair value hierarchy is as follows:

Date of valuation	June 30, 2022	December 31, 2021
Stock price	$0.26	$0.36
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.33	0.83
Term (in years) – Series B Note	0.33	0.13
Volatility – Series A Note	95%	85%
Volatility – Series B Note	95%	65%
Risk-free interest rate – Series A Note	1.96%	0.32%
Risk-free interest rate – Series B Note	1.96%	0.06%
Interest rate	18%	18%

The Company recorded a loss of $0.31 million due to the change in fair value of Series A and B Notes for the six months ended June 30, 2022 and a gain of $0.34 million due to the change in fair value of Series A and B convertible notes for the six months ended June 30, 2021.

Series A and B Notes:

The Company has elected the fair value option to record its Series A and B Notes, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations. All issuance costs related to the notes were expensed as incurred in the unaudited condensed consolidated statement of operations. See Note 15 – Convertible Promissory Notes and Fair Value of Convertible Promissory Notes for additional information.

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

Derivative Liabilities

ASC 815-40, requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At June 30, 2022 and December 2021, the Company did not have any derivative liabilities.

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our stockholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but we do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our unaudited condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition. Gain contingencies are recorded when the ultimate resolution of the contingency is resolved.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the period plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

Diluted net loss per share includes the effect of common stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive. Net loss is adjusted for the dilutive effect of the change in fair value liability for price adjustable warrants, if applicable.

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Loss from continuing operations	(6,931)	(310)	(8,487)	(2,845)
Loss from disposal group	(2,688)	(1,011)	(6,283)	(1,647)
Net loss	$(9,619)	$(1,321)	$(14,770)	$(4,492)
Weighted average outstanding shares of common stock	69,868,502	59,842,904	69,362,563	48,299,751
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-	-	-
Conversion of convertible notes	-	-	-	-
Common stock and common stock equivalents	69,868,502	59,842,904	69,362,563	48,299,751
Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.00)	$(0.12)	$(0.06)
Disposal group	$(0.04)	$(0.02)	$(0.09)	$(0.03)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Six months ended June 30,
	2022	2021

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,864,446	3,471,304
Warrants	615,530	2,264,091
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	4,595,023	5,850,442

In connection with Sera Labs Merger, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above. See Note 22 – Subsequent Events for additional information.

The Series A and B Notes (other than restricted amounts under a Series B Note) are convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein. Due to the uncertainty of the number of shares to be issued, the shares to be issued from the conversion of the Series A and B Notes were also not included in the table above.

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it does not have reportable segments.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2022-02

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-02 to have an impact to our unaudited condensed consolidated financial statements.

ASU 2022-01

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-01 to have an impact to our unaudited condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s condense consolidated financial position, results of operations or cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE

As of June 30, 2022 and December 31, 2021, accounts receivable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Customer billed	$625	$437
Allowance for doubtful accounts	(80)	(80)
Accounts receivable, net	$545	$357

Customer billed accounts receivable represents amounts billed to clients that have yet to be collected.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experiences.

NOTE 4 - PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2022 and December 31, 2021, prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Prepaid insurance	$126	$302
Prepaid deposit for inventory	105	89
Prepaid expenses	18	10
Other assets	120	46
Prepaid expenses and other assets	$369	$447

NOTE 5 - INVENTORY

Inventory consists of raw materials, packaging components, work-in-process and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or Net Realized Value.

The carrying value of inventory consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$-	$-
Packaging components	-	-
Work-in-process	-	-
Finished goods	748	730
	748	730
Reserve for obsolescence	(99)	(109)
Total inventory	$649	$621

For the three months ended June 30, 2022 and 2021, inventory reserves amounted to $0.006 million and $0.003 million, respectively. For the six months ended June 30, 2022 and 2021, inventory reserves amounted to $0.006 million and $0.003 million, respectively.

NOTE 6 – ASSETS AND LIABILITIES HELD FOR SALE

In 2021, the Company was in discussions with the Buyers regarding the licensing of certain patents. The form of the transaction transitioned into a purchase of the assets after an expression of interest by another third party to acquire the patents included in the proposed licensing agreement. In June 2022, the Board of Directors of the Company approved management’s plan to sell certain assets of CURE Pharmaceutical. The sale is expected to be consummated within the year.

Subsequent to June 30, 2022, CURE Pharmaceutical entered into an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc., a Delaware corporation (the “Buyer”), pursuant to which the Buyer purchased certain assets (the “Asset Sale”), including certain patents which the Company assigned to CURE Pharmaceutical prior to the closing of the Asset Sale. See Note 22 – Subsequent Events for additional information.

The following table presents the aggregate carrying amounts of assets and liabilities held for sale of CURE Pharmaceutical in the unaudited condensed consolidated balance sheet as of the dates indicated:

	June 30, 2022	December 31, 2021
Carrying amounts of assets included as part of assets held for sale (in thousands):
Inventory, net	$223	$243
Prepaid expenses and other assets	81	97
Property and equipment, net	1,760	1,837
Finance lease right-of-use assets, net	34	40
Goodwill, net	4,450	9,178
Intellectual property and patents, net	13,652	14,401
In-process research and development, net	329	329
Other assets	35	35
Total assets classified as assets held for sale in the unaudited condensed consolidated balance sheet	$20,564	$26,160

Carrying amounts of liabilities included as part of liabilities held for sale:
Accrued expenses	$383	$268
Finance lease payable	34	40
Notes payable	3,350	-
Contract liabilities	238	215
Total liabilities classified as liabilities held for sale in the unaudited condensed consolidated balance sheet	$4,005	$523

As of June 30, 2022, the cost of assets and liabilities held for sale were $20.6 million and $4.0 million, respectively. Included in the liabilities held for sale were notes payable amounting to $3.4 million which form part of the $20.0 million consideration to be received from the Buyer. To write down the total net assets to fair value an additional impairment loss of $2.0 million, including $0.09 million of estimated cost to sell, was charged to impairment of goodwill and included in the disposal group loss.

The following table presents the financial results of CURE Pharmaceutical for the three and six months ended June 30, 2022 and 2021 as presented loss from disposal group on our unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Product sales, net of discounts and refunds	$97	$-	$108	$135
Consulting research & development income	58	25	58	52
Shipping and other sales	24	17	40	39
Total revenues	179	42	206	226

Cost of goods sold:
Cost of goods sold	59	49	75	181

Gross profit (loss)	120	(7)	131	45

Operating expenses:
Research and development expenses	202	699	464	1,343
Selling, general and administrative expenses	606	305	1,222	349
Impairment of goodwill	2,000	-	4,728	-
Total operating expenses	2,808	1,004	6,414	1,692

Net loss before income taxes	(2,688)	(1,011)	(6,283)	(1,647)

Provision for income taxes	-	-	-	-

Net loss	$(2,688)	$(1,011)	$(6,283)	$(1,647)

NOTE 7 - PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Computer and other equipment	$7	$7
Less accumulated depreciation	(4)	(3)
Property and Equipment, net	$3	$4

For the three and six months ended June 30, 2022, depreciation expense amounted to $0.0005 million and $0.001 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $0.04 million and $0.09 million, respectively.

NOTE 8 – NOTES RECEIVABLE

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

Note receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Biopharmaceutical Research Company	200	200
Less: allowance for doubtful accounts	-	-
Current portion of note receivable, net	-	-
Note receivable, net less current portion	$200	$200

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company incurred $0.001 million and $0.001 million of legal patent costs that were capitalized during the six months ended June 30, 2022 and 2021, respectively.

Intangible Asset Summary

As of June 30, 2022 and December 31, 2021, goodwill and intangible assets, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Goodwill	$4,690	$4,690

Intangible assets subject to amortization:
Customer relationships	-	7,110
Trade name	2,610	2,610
Noncompete	462	462
Total intangible assets subject to amortization	3,072	10,182

Intangible assets not subject to amortization:
Issued patents	252	261
Total intangible assets	8,014	15,133
Accumulated amortization	(1,554)	(2,885)
Intangible assets, net	$6,460	$12,248

As of June 30, 2022, the Company’s management determined that the customer relationships have no future value and needs to be written down. Impairment loss amounted to $4.62 million for the three and six months ended June 30, 2022, respectively, and nil for the three and six months ended June 30, 2021, respectively.

Amortization expense was $0.6 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $1.2 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

The estimated aggregate amortization expense over each of the next three years is as follows (in thousands):

2022 (remaining)	$384
2023	653
2024	481
Total Amortization	$1,518

NOTE 10 – INVESTMENT

In accordance with ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

As of June 30, 2022 and December 31, 2021, our investment, at cost, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Investment in ReLeaf Europe B.V.	$566	$566
Valuation reserve	(350)	(350)
Investment, net	$216	$216

As of June 30, 2022 and December 31, 2021, the net investment is based on management’s best estimate of net realizable value, which resulted in a valuation reserve amount of $0.4 million and $0.4 million, respectively.

NOTE 11 – ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Accounts payable factoring	$-	$1,722
Refunds and returns liability	892	445
Accrued interest	755	390
Accrued payroll	241	178
Accrued vacation leave	67	173
Accrued expenses	458	243
Sales tax payable	321	334
Accrued Expenses	$2,734	$3,485

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On August 6, 2020, the Company entered into an unsecured promissory note (the “August Note”) with John Bell (“Mr. Bell”), for a principal amount of $0.2 million. The August Note was due on August 6, 2021 and had an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the August Note can convert into a convertible promissory note if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the August Note. Upon notice by the Company of such debt financing, the holder of the August Note shall have the right, but not the obligation, to convert the August Note into a convertible promissory note, with the same principal amount and interest accruing from the date of issuance of the August Note, on the same terms as the convertible promissory notes issued to such new investors. Mr. Bell did not elect to convert their August Note into a convertible promissory note, and on August 6, 2021, both the Company and Mr. Bell agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $0.2 million and an interest rate of 10% per annum, payable at maturity. The Secured August Note is due on June 30, 2022. The Secured August Note is secured by all the Company’s personal property. Subsequent to June 30, 2022, the Secured August Note was paid. See Note 22 – Subsequent Events for additional information.

In October 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the CEO of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note was due on September 30, 2021 and had an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. On June 30, 2021, both the Company and the CEO of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the CEO of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.05 million and an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note is secured by all the Company’s personal property. The Secured Duitch Note was due on April 15, 2022, and the Company and the CEO of Sera Labs are negotiating the terms to extend the Secured Duitch Note. Subsequent to June 30, 2022, the Secured Duitch Note was paid. See Note 22 – Subsequent Events for additional information.

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with Mr. Bell for a principal amount of $0.05 million. The Secured November Note is due on June 30, 2022 and has an interest rate of 10% per annum, payable at maturity. The Secured November Note is secured by all the Company’s personal property. Subsequent to June 30, 2022, the Secured November Note was paid. See Note 22 – Subsequent Events for additional information.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szaprio”) for a total principal amount of $0.7 million. The Secured Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured Notes are secured by all the Company’s personal property. Subsequent to June 30, 2022, the Secured Notes were paid. See Note 22 – Subsequent Events for additional information.

On January 12, 2022, the Company entered into a secured promissory note (the “Secured January Note”) with the CEO of Sera Labs for a principal amount of $0.04 million (the “Second Duitch Note”) with an interest rate of 10% per annum, payable at maturity. The Second Duitch Note is secured by all the Company’s personal property. The Second Duitch Note was due on April 11, 2022. Subsequent to June 30, 2022, the Second Duitch Note was paid. See Note 22 – Subsequent Events for additional information.

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szaprio for a total principal amount of $0.2 million. The Secured January Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured January Notes are secured by all the Company’s personal property. Subsequent to June 30, 2022, the Secured January Notes were paid. See Note 22 – Subsequent Events for additional information.

As of June 30, 2022 and December 31, 2021, the Company recorded $0.3 million and $0.08 million, respectively, of accrued related party interest and is recorded in accrued expenses. Interest expense in regard to related party payables for the six months ended June 30, 2022 and 2021 was $0.10 million and $0.04, respectively.

NOTE 13 – LOAN PAYABLE

Loan payable consists of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

Note to a company due September 29, 2022, including interest at 4.32% per annum; unsecured; interest due monthly	$48	$195
Note to a company due June 6, 2022, including interest at 4.42% per annum; unsecured; interest due monthly	-	40
Current portion of loan payable	(48)	(235)
Loan payable, less current portion	$-	$-

Interest expense for the three and six months ended June 30, 2022 was $0.003 million and $0.006 million, respectively. Interest expense for the three and six months ended June 30, 2021 was $0.001 million and $0.003 million, respectively.

NOTE 14 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Note to an individual, non-interest bearing, unsecured and due on demand	$50	$50
Secured Promissory note to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	270	270
Secured Promissory note to a company originally due May 18, 2021 due June 30, 2022; interest at 10% per annum payable at maturity	540	540
Secured Promissory note to a company originally due January 13, 2022 was due June 30, 2022; interest at 10% per annum payable at maturity	500	500
Secured promissory notes to a company originally due April 8, 2022 and October 30, 2021 was rolled into a new secured promissory notes now due June 30, 2022; interest at 10% per annum payable at maturity	502	502
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	300	300
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	100	100
Promissory notes to a company, terms of the promissory notes are still being negotiated	467	415
Secured promissory notes to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	200	200
Secured promissory notes to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	200	-
Current portion of note payable	$3,129	$2,877

On May 18, 2020 and August 12, 2020, the Company entered into unsecured promissory notes (the “ Notes”) with an investor for $0.3 million and $0.5 million, respectively. The Notes were due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. The principal and accrued interest under the Notes can convert into convertible promissory notes if the Company consummates a debt financing for the sale and issuance of promissory notes that are convertible into common stock of the Company on terms that are more favorable to new investors than the terms described in the term sheet included in the Notes. Upon notice by the Company of such debt financing, the holder of the Notes shall have the right, but not the obligation, to convert the Notes into convertible promissory notes, with the same principal amount and interest accruing from the date of issuance of the Notes, on the same terms as the convertible promissory notes issued to such new investors. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New August & May Notes”) with a new principal amount of $0.3 million and $0.5 million. The New August & May Notes are due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New August & May Notes are secured by all the Company’s personal property. Subsequent to June 30, 2022, the New August & May Notes were paid. See Note 22 – Subsequent Events for additional information.

On January 13, 2021 and February 25, 2021, the Company received a total of $0.5 million from an investment company in exchange for a promissory note. At the time the Company received the $0.5 million, terms of promissory note were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into a new secured promissory note (“New January 2021 Note”) with a principal amount of $0.5 million. The New January 2021 Note is due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New January 2021 Note is secured by all the Company’s personal property. Subsequent to June 30, 2022, the New January 2021 Note was paid. See Note 22 – Subsequent Events for additional information.

On April 8, 2021 and September 24, 2021, the Company received $0.3 million and $0.3 million, respectively, from an investment company in exchange for two promissory notes. At the time the Company received the total amount of $0.5 million, terms of promissory notes were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New April & September 2021 Notes”) with principal amounts of $0.3 million and $0.3 million. The New April & September 2021 Notes are due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The New April & September 2021 Notes are secured by all the Company’s personal property. Subsequent to June 30, 2022, the New April & September 2021 Notes were paid. See Note 22 – Subsequent Events for additional information.

On October 27, 2021, the Company received $0.3 million from an investment company in exchange for a secured promissory note (“October 2021 Note”). The October 2021 Note is due on May 31, 2022 and has an interest rate of 10% per annum, payable at maturity. The October 2021 Note is secured by all the Company’s personal property. As of the filing date of this Quarterly Report, the Company and the investment company are negotiating the terms to extend the October 2021 Note.

 On November 18, 2021, the Company received $0.1 million from an investment company in exchange for a secured promissory note (“November 2021 Note”). The November 2021 Note is due on May 31, 2022 and has an interest rate of 10% per annum, payable at maturity. The November 2021 Note is secured by all the Company’s personal property. As of the filing date of this Quarterly Report, the Company and the investment company are negotiating the terms to extend the November 2021 Note.

From October 15, 2021 to December 15, 2021, the Company received at total of $0.4 million from an investment company in exchange for promissory notes. Both the Company and the investment company agreed to negotiate the terms of the promissory notes and as of the filing date of this Quarterly Report, the Company and the investment company are still negotiating the terms of the promissory notes.

On December 16, 2021, the Company received at total of $0.2 million from an investment company in exchange for secured promissory note (“December 2021 Note”). The December 2021 Note is due on June 15, 2022 and has an interest rate of 10% per annum, payable at maturity. The December 2021 Note is secured by all the Company’s personal property. Subsequent to June 30, 2022, the December 2021 Note was paid. See Note 22 – Subsequent Events for additional information.

On January 18, 2022, the Company received $0.2 million from an investment company in exchange for a secured promissory note (“January 2022 Note”). The January 2022 Note is due on June 30, 2022 and has an interest rate of 10% per annum, payable at maturity. The January 2022 Note is secured by all the Company’s personal property. As of the filing date of this Quarterly Report, the Company and the investment company are negotiating the terms to extend the January 2022 Note.

Interest expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

NOTE 15 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consists of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

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

	$550	$550
Current portion of convertible promissory notes	$550	$550

Fair value of Series A and B convertible promissory notes consists of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

Series A subordinated convertible note at fair value	$3,095	$3,074
Series B subordinated convertible note at fair value	11,478	11,858
Total convertible promissory notes	14,573	14,932
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	9,573	9,932
Less: current portion of convertible promissory notes at fair value	(9,573)	(9,932)
Convertible promissory notes, less current portion	$-	$-

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

The Series A Note was sold with an original issue discount of $600,000 and the Series B Note was sold with an original issue discount of $900,000. The Investor paid for the Series A Note to be issued to the Investor by delivering $4,000,000 in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6,000,000. The Company will receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. In certain circumstances, the Investor Note may be automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount. During the year ended December 31, 2020, the Company received $1.0 million from the Investor Note, leaving a remaining balance of $5.0 million of the Investor Note as of December 31, 2020, which is netted against the Series B Note and included in convertible promissory notes in the unaudited condensed consolidated balance sheet.

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

On January 5, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding Common Stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from the Company on account of any payment obligations of the Company under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. As of June 30, 2022, the Series B Note is in default. No action from the lender has been pursued as of the date of this Quarterly Report.

On April 12, 2022, the Company filed a civil action in the California Superior Court for the County of Ventura against the Investor, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. As of the filing date of this Quarterly Report, the Investor has responded to the complaint by filing a demurrer/motion to dismiss. On August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation, which will allow the parties to engage in further settlement discussions.  If the matter is unable to be resolved within 30 days (or longer if agreed to by the parties), the case will be litigated in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition.

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

Fair Value Option for the Series A and B Notes

The Company elected the fair value option under ASC 825, Financial Instruments, for both the Series A and B Notes and accounted for the Notes as follows (1) the portion of the change in the liability’s fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income (2) the remaining change in the liability’s fair value in net income (3) the excess of the fair value over the proceeds is recognized as an expense and (4) upfront costs and fees are recognized in earnings as incurred Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. The Company recognized a loss of $4.4 million and $5.1 million at the time of issuance of the Series A and B Notes, respectively, as a result of the make whole provision noted within the debt arrangements as the debt holders would be awarded a variable number of shares at the time of conversion which would always equate to an amount greater than the principal amount of the debt.

The Company recorded a loss of $0.02 million and $0.29 million relating to the Series A and B Notes, respectively, attributed to the change in fair value of the Series A and B Notes for the six months ended June 30, 2022 and were recorded in the unaudited condensed consolidated statement of operations. The Company recorded a gain of $0.89 million and a loss of $0.55 million relating to the Series A and B Notes, respectively, attributed to the change if fair value of the Series A and B Notes for the six months ended June 30, 2021 and were recorded in the unaudited condensed consolidated statement of operations.

As of June 30, 2022, the Company has valued the Series A and B notes without consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.

NOTE 16 – WARRANT AGREEMENTS

During the six months ended June 30, 2022 and 2021, the Company did not issue any warrants.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	1.58	-
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(949,917)	2.31	-
Outstanding, June 30, 2022	615,530	1.99	1.00
Exercisable at June 30, 2022	615,530	$1.99	1.00

Warrant summary as of June 30, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.98–$2.00	615,530	1.00	$1.99	615,530	$1.99
	615,530	1.00	$1.99	615,530	$1.99

Warrant summary as of December 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.98–$2.31	1,565,447	0.66	$2.18	1,565,447	$2.18
	1,565,447	0.66	$2.18	1,565,447	$2.18

The change in warrant value for the three months ended June 30, 2022 and 2021 was $0 and $0, respectively. The change in warrant value for the six months ended June 30, 2022 and 2021 was $0 and $0, respectively.

There were no warrants granted during the three and six months ended June 30, 2022 and 2021.

The aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2022 was $0.

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

The Company did not issue any NSO’s, ISO’s, RSC’s or RSU’s during the six months ended June 30, 2022. The Company issued 650,801 Nonstatutory Stock Options (“NSO”) to employees of the Company and did not issue any Incentive Stock Options (“ISO”), Restricted Common Stock (“RCS”) and Restricted Stock Units (“RSU”) during the six months ended June 30, 2021. Vesting periods for awarded RCS, ISO’s and NSO’s range from immediate to quarterly over a 4-year period. Vesting period for RSU’s is the earlier of (i) the day prior to the next annual meeting of stockholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISO’s and NSO’s awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the six months ended June 30, 2022 and it is improbable that the performance-based condition will be met.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,555,526	0.95	9.25
Exercised	-	-	-
Forfeited/Expired	(611,250)	0.97	-
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(953,304)	1.29	-
Outstanding, June 30, 2022	6,276,764	$1.47	7.68
Exercisable at June 30, 2022	3,864,446	$1.55	7.24

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.61 - $4.01	6,276,764	7.68	$1.47	3,864,446	$1.55
	6,276,764	7.68	$1.47	3,864,446	$1.55

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2022 was $0.

The aggregate grant date fair value of options granted during the six months ended June 30, 2022 and 2021 amounted to $0 and $1.1 million, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively. Compensation expense related to stock options was $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the total unrecognized fair value compensation cost related to unvested stock options was $1.1 million, which is to be recognized over a remaining weighted average period of approximately 8.39 years.

The weighted-average fair value of options granted during the three months ended June 30, 2022 and 2021, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	June 30, 2022	June 30, 2021
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	0%	0.92%
Expected stock price volatility	0%	84.52%
Expected dividend payout	-	-
Expected option life (in years)	-	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	50,000	$1.60
Granted	338,443	1.20
Vested	(338,443)	1.26
Forfeited/Expired	-	-
Non-vested, December 31, 2021	-	$-
Granted	145,000	0.29
Vested	(145,000)	0.29
Forfeited/Expired	-	-
Non-vested, June 30, 2022	-	$-

Compensation expense related to restricted shares for the three and six months ended June 30, 2022 was $0.04 million and $0.04 million, respectively. Compensation expense related to restricted shares for the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively.

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

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	431,578	$1.33
Granted	629,338	0.74
Vested	(411,027)	1.33
Forfeited/Expired	(61,654)	1.33
Outstanding, December 31, 2021	588,235	$0.70
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, June 30, 2022	588,235	$0.70

At June 30, 2022 and December 31, 2021, the Company had approximately $0.4 million and $0.4 million, respectively, of total unrecognized compensation expense related to restricted stock units. As of June 30, 2022 and December 31, 2021, compensation will be recognized over a weighted-average period of approximately 0.23 years and 0.85 years, respectively.

Compensation expense related to restricted stock units for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. Compensation expense related to restricted stock units was $0 and $0 for the three and six months ended June 30, 2021, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses.

NOTE 18 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2022 and December 31, 2021, there were 70,011,900 and 68,201,900 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2022 to June 30, 2022, the Company issued 145,000 common stock shares, at a price per share of $0.29 in connection to several consulting agreements. The total value of these issuances was $0.04 million.

From January 1, 2022 to June 30, 2022, the Company issued 1,192,369 common stock shares, at a price per share of $0.19, the Alternative Conversion Price, in connection to conversion of $0.2 million of the Series B Note plus 472,631 common stock shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $0.2 million per the terms of the Series B Note.

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

On October 1, 2021, the Company entered into a Consulting Agreement (“Agreement”) with individuals. Per the terms of the Agreement, the Company is to issue 115,000 common stock shares of the Company at prices ranging from $0.30 to $0.68 per share. As of our filing of our Form 10-Q for the three months ended June 30, 2022, the Company has not yet issued these common stock shares and has recorded a stock payable of $0.05 million.

NOTE 19 – BUSINESS COMBINATION

Sera Labs Acquisition

On October 2, 2020, the Company acquired all of the issued and outstanding stock of Sera Labs. All issued and outstanding shares of the capital stock of Sera Labs were converted into the right to receive, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash (the “Upfront Payment”) and (ii) up to 6,909,091 shares of the Company’s common stock. On October 1, 2020, the Parties entered into a Waiver of Closing Condition, pursuant to which the Company’s obligation to pay the Upfront Payment at the Effective Time was extended to October 13, 2020. Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as set forth in the Sera Labs Merger Agreement. Subsequent to the Effective Time and for a period of two years, the Company agreed to make available to Sera Labs $4.0 million in working capital for marketing and growth funding initiatives, less the outstanding amount of the Secured Promissory Note previously issued by the Company to Sera Labs. On August 11, 2022, the Company’s board of directors agreed to extend the period in which the Clawback Shares may be earned to December 31, 2024. See Note 22 – Subsequent Events for additional information.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 12,897,115 total potential shares to be issued, 5,988,024 shares are considered contingent shares based on the achievement of certain sales milestones up to an aggregate maximum amount of $20 million as described in the Sera Labs Merger Agreement. (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares of $3.1 million was initially recorded as a liability as contingent share consideration as of October 2, 2020.

The following table presents the change in fair value of contingent consideration (in thousands):

(Dollars in thousands)	Fair Value of the Contingent Share Consideration
Fair value at December 31, 2021	$1,430
Fair value at June 30, 2022	595
Net change in fair value for the six months ended June 30, 2022	$(835)

NOTE 20 – INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

 In September 2018, Cure Pharmaceutical entered into a multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). Under the terms of the Licensing Agreement, as amended, Canopy will have an exclusive license to certain of the Cure Pharmaceutical intellectual property rights, including the patented, multi-layer OTF, CUREfilm™ technology for use with cannabis extracts and biosynthetic cannabinoids (“Products”) and trademarks in markets around the world where it is legal for Canopy to sell the Products, excluding Asia. Cure Pharmaceutical will retain the right to manufacture synthetic cannabinoids for pharmaceutical applications.

In October 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys. The Company recognized a settlement income of $2.4 million during 2021 as a result of this agreement.

During the three months ended June 30, 2022 and 2021, the Company did not recognize any revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement with Canopy.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In October 2020, the Company filed a demand to commence arbitration with the American Arbitration Association against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys.

On April 12, 2022, the Company filed a civil action in the California Superior Court for the County of Ventura against the Investor referenced in Note 15, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. As of the filing date of this Quarterly Report, the Investor has responded to the complaint by filing a demurrer/motion to dismiss. On August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation, which will allow the parties to engage in further settlement discussions.  If the matter is unable to be resolved within 30 days (or longer if agreed to by the parties), the case will be litigated in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of June 30, 2022, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into an employment agreement with an executive officer. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2022, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreement. See Note 22 – Subsequent Events for additional information.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2022 and December 31, 2021.

Operating leases

The Company maintains its corporate offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033, which contains approximately 25,000 square feet. The Company is currently on a month-to-month lease. See Note 22 – Subsequent Events for additional information.

In May 2019, Sera Labs entered into a lease agreement to lease a 3,822 square feet office space and was absorbed by the Company upon acquisition of Sera Labs on October 2, 2020. The agreement contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term of the contract when it has determined it is reasonably certain to exercise the option. Sera Labs will pay base monthly rent in the amount of $0.01 million during the first 12 months of the Term. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%. If the Lease is terminated based on the occurrence of an “event of default,” The Company will be obligated to pay the abated rent to the lessor.

Total rent expense was both $0.1 million for the three months ended June 30, 2022 and 2021. Total rent expense was $0.21 million and $0.22 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the current portion and long-term portion of operating lease liability is $0.12 million and $0.1 million, respectively.

The future payments due under the operating lease as of June 30, 2022 are as follows (in thousands):

Years
2022 (remaining)	$67
2023	138
2024	46
Undiscounted cash flow	251
Effects of discounting	(24)
Lease liabilities recognized	$227

Operating leases

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2022 and December 31, 2021 (in thousands, except lease term and discount rate):

	June 30, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$210	257

Right-of-use lease liabilities, current	$117	104
Right-of-use lease liabilities, noncurrent	110	174
Total operating lease liabilities	$227	278

Weighted average remaining lease term
Operating leases	1.92 years	2.29 years

Weighted average discount rate
Operating leases	11.30%	11.30%

NOTE 22 – SUBSEQUENT EVENTS

Subsequent events were evaluated through the filing date of this Quarterly Report.

Asset Purchase Agreement and Promissory Note

On July 22, 2022, CURE Pharmaceutical entered into an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc., a Delaware corporation (the “Buyer”), pursuant to which Buyer purchased certain assets of CURE Pharmaceutical (the “Asset Sale”), including certain patents which the Company assigned to CURE Pharmaceutical prior to the closing of the Asset Sale.

The total consideration paid to CURE Pharmaceutical in connection with the Asset Sale was $20,000,000, which consisted of (i) the cancellation of indebtedness owed by Cure Pharmaceutical to the Buyer in an amount equal to $4,150,000, (ii) $2,000,000 payable in the form of a secured promissory note (the “Promissory Note”), and (iii) the remainder in cash (the “Closing Cash Consideration”). The Closing Cash Consideration was reduced by approximately (i) $41,000 in assumed liabilities that were transferred to Buyer at closing.

The Promissory Note issued by Buyer for the benefit of CURE Pharmaceutical in the principal amount of $2,000,000 bears interest at 2.63% per annum and has a maturity date of July 22, 2023. The Promissory Note is subject to offset for indemnity claims made by Buyer under the APA. If there is a pending indemnity claim on July 22, 2023, the amount subject to the claim will not be paid to CURE Pharmaceutical, but will remain outstanding under the Promissory Note until the claim is resolved.

Side Letter

Also on July 22, 2022, in connection with the closing of the Asset Sale, the Company and Buyer entered into a side letter agreement (the “Side Letter”), pursuant to which the Company (i) made certain limited representations and warranties for the benefit of the Buyer, (ii) made covenants regarding the use of certain trademarks, tradenames, and brand names and logos related to the business of CURE Pharmaceutical (the “Purchased Marks”), including but not limited to the use of the “CURE” name and trademarks, as agreed by CURE Pharmaceutical in the APA, and (iii) made a covenant not to sue with respect to the patents identified in the Side Letter.

Guaranty

On July 22, 2022, in connection with the closing, the Company made an absolute guaranty (the “Guaranty”) to and for the benefit of Buyer, and other Buyer Indemnitees (as defined therein), of full and timely payment when due of all amounts payable by CURE Pharmaceutical under the APA, which is only terminable upon indefeasible payment in full of the Obligations (as defined therein), which was completed at Closing.

Transition Services Agreement

On July 22, 2022, in connection with the closing, CURE Pharmaceutical and Buyer entered into a transition services agreement (the “Transition Services Agreement”), pursuant to which CURE Pharmaceutical agreed to provide Buyer certain transition services until the earlier of January 20, 2023 and the date on which the terms for all of the services have expired or been terminated (the “Transition Period”).

Trademark License Agreement

On July 22, 2022, in connection with the closing, the Company, CURE Pharmaceutical, and Buyer entered into a trademark license agreement (the “Trademark License Agreement”), pursuant to which Buyer agreed to allow CURE Pharmaceutical, the Company, and their affiliates to continue to use the Purchased Marks during the Transition Period to allow for both the performance of the services to be performed by CURE Pharmaceutical pursuant to the Transition Services Agreement and for an orderly wind-down of use of the Purchased Marks and rebranding by CURE Pharmaceutical, the Company, and their affiliates, including the use of “Powered by Cure” on products the Company purchased from CURE Pharmaceutical and the utilization of CURE Pharmaceutical’s technology.

Departure of Directors

On July 22, 2022, John Bell resigned as a member of the Board of Directors of the Company (the “Board”), Chair of the Audit Committee, and member of the Compensation Committee. On July 22, 2022, Joshua Held resigned as a member of the Board and member of the Compensation Committee. On July 22, 2022, Ruben King-Shaw, Jr. resigned as Chair of the Board, member of the Audit Committee, and member of the Nominating and Corporate Governance Committee. The foregoing decisions to resign were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Director

Effective July 22, 2022, the Board appointed Gerald Bagg to serve as a member of the Board.

Mr. Bagg, 70, has over 45 years of experience in the advertising industry. In September 2002, Mr. Bagg co-founded Quigley-Simpson & Heppelwhite, Inc. (“Quigley-Simpson”), a full-service advertising agency specializing in strategic planning, marketing, media planning and buying, brand building, analytics, creative development, and production. Mr. Bagg served as Chief Executive Officer from September 2002 to July 2015, and currently serves as Co-Chairman since July 2015. Prior to establishing Quigley-Simpson, Mr. Bagg had an extensive advertising and marketing career beginning in 1976, which included senior executive positions with major global advertising agencies and retailers. Mr. Bagg received his B.A. and M.B.A. from the University of Witwatersrand, Johannesburg.

There are no family relationships between Mr. Bagg and any directors or executive officers of the Company. Additionally, there are no arrangements between Mr. Bagg and any other person pursuant to which he was selected to serve as a director. Finally, there are no transactions to which the Company is or was a participant and in which Mr. Bagg has a direct or indirect material interest subject to disclosure as a related party transaction under Item 404(a) of Regulation S-K.

Mr. Bagg will be compensated for his services on the Board in accordance with the Company’s standard non-employee director compensation policy.

Departure of Chief Executive Officer

On July 22, 2022, effective upon the Closing, Robert Davidson stepped down as Chief Executive Officer. Mr. Davidson will continue to serve as a member of the Board, and in connection with the Asset Sale, and pursuant to the Transition Services Agreement, Mr. Davidson shall be available to CURE Pharmaceutical for purposes of providing the Services (as defined in the Transition Services Agreement) to Buyer.

Appointment of Chief Executive Officer

On July 22, 2022, the Board appointed Nancy Duitch to serve as the Company’s Chief Executive Officer and will continue to serve as a director.

Ms. Duitch, 67, has over 30 years of experience as an entrepreneur and leader in the consumer products industry. Ms. Duitch has served as a member of the Board and as the Company’s Chief Strategic Officer since October 2020. She has also served as the Chief Executive Officer of The Sera Labs, Inc., a Delaware corporation (“Sera Labs”), a wholly owned subsidiary of the Company, since July 2018. From August 2012 to October 2018, Ms. Duitch served as Chief Executive Officer of VisionWorx, LLC, a marketing agency. Ms. Duitch previously founded and served as Chief Executive Officer of Eyes Wide Open Corp and Vertical Branding, served as President and co-founder of One World Live, and served as Vice President of Sales at Kent and Spiegel. Ms. Duitch received her B.A. from Temple University.

There are no family relationships between Ms. Duitch and any directors or executive officers of the Company. Additionally, there are no arrangements between Ms. Duitch and any other person pursuant to which she was appointed as an executive officer.

In connection with the Closing, the Company repaid the following two loans made by the The Duitch Living Trust, of which Ms. Duitch is the trustee: (i) a senior secured loan with a principal amount of $42,233 issued on January 12, 2022, with an initial interest rate of 10%, a default interest rate of 12%, and an initial maturity date of April 11, 2022, which resulted in a total payoff amount of $44,554, and (ii) a junior secured loan with a principal amount of $1,052,268 issued on June 30, 2021, with an initial interest rate of 10%, a default interest rate of 12%, and an initial maturity date of April 15, 2022, which resulted in a total loan payoff amount of $1,166,374. Except as set forth above, there are no relationships involving Ms. Duitch that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Departure of Chief Financial Officer

On July 22, 2022, effective upon the Closing, Michael Redard stepped down as Chief Financial Officer. In connection with the Asset Sale and pursuant to the Transition Services Agreement, Mr. Redard shall be available to CURE Pharmaceutical for purposes of providing the Services (as defined in the Transition Services Agreement) to Buyer.

Appointment of Chief Financial Officer

On July 22, 2022, the Board appointed Joel Bennett to serve as the Company’s Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer.

Mr. Bennett, 60, joined Sera Labs in May 2022 as a consultant serving as its Chief Financial Officer. Prior to that, Mr. Bennett served as the principal finance and accounting executive of Live Nation Merchandise LLC, the consumer products division of Live Nation Entertainment, Inc., a leading publicly-traded international entertainment company, from November 2019 to December 2021. From February 2019 to May 2020, Mr. Bennett served as Chief Financial Officer for Kori Capital, Inc., the related investment management and strategic advisory firm. From August 2018 to February 2019, he served as Chief Financial Officer for BlockHold Capital Corporation, an early-stage publicly-listed company providing fintech advisory services and products. Mr. Bennett was also Chief Financial Officer of JAKKS Pacific, Inc., a leading publicly-traded international designer and producer of children’s toys and related products and consumer products, from September 1995 to March 2018. Prior to that, Mr. Bennett held various financial management positions at The Walt Disney Company and Time Warner Entertainment Company. Mr. Bennett began his career at Ernst & Young LLP rising to Supervising Senior. Mr. Bennett received his B.S. in Accounting from San Diego State University and an M.B.A. in Finance from California State University, Northridge. Mr. Bennett is also a Certified Public Accountant.

There are no family relationships between Mr. Bennett and any directors or executive officers of the Company. Additionally, there are no arrangements between Mr. Bennett and any other person pursuant to which he was appointed to serve as an executive officer. Finally, there are no transactions to which the Company is or was a participant and in which Mr. Bennett has a direct or indirect material interest subject to disclosure as a related party transaction under Item 404(a) of Regulation S-K.

Mr. Bennett entered into an employment agreement (the “Employment Agreement”) with the Company, effective July 22, 2022. Pursuant to the terms of the Employment Agreement, Mr. Bennett will receive (i) an annual base salary of $220,000, and (ii) a grant of 200,000 stock options pursuant to the 2017 Plan. The term of employment under the Employment Agreement is a two-years commencing on July 22, 2022, with a one-year extension available, unless earlier terminated upon 30 days’ written notice by either the Company or Mr. Bennett. In the event Mr. Bennett’s employment is terminated by the Company without Cause (as defined in the Employment Agreement) or by Mr. Bennett for Good Reason (as defined in the Employment Agreement), Mr. Bennett will (i) receive an amount equal to one weeks’ salary for every month he has been employed by the Company, with a maximum total severance compensation equal to six months’ salary, (ii) receive accelerated vesting, full immediate vesting in the event of a Change of Control (as defined in the Employment Agreement), and one year accelerated vesting in the event of involuntary termination without Cause or voluntary termination for Good Reason, (iii) be granted a post-termination exercise period for vested stock options of one year from the anniversary of the date of the termination, (iv) receive one month of COBRA coverage for every four months of employment by the Company for a maximum of three months of COBRA premiums, and (v) be entitled to continue participating in employee welfare benefit plans for the shorter of six months or until he becomes eligible to participate in a benefit plan offered by another employer. The above description of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.7 to this Current Report on Form 8-K, and incorporated herein by reference.

Departure of Chief Accounting Officer

On July 22, 2022, effective upon the Closing, Mark Udell stepped down as Chief Accounting Officer. In connection with the Asset Sale and pursuant to the Transition Services Agreement, Mr. Udell shall be available to CURE Pharmaceutical for purposes of providing the Services (as defined in the Transition Services Agreement) to Buyer.

Appointment of Board Member and Chairman of the Audit Committee

On August 16, 2022, CURE Pharmaceutical Holding Corp. (the “Company”) issued a press release announcing the appointment of Robert J. Costantino to serve as a member of the Board of Directors of the Company (the “Board”). The Company also announced that Mr. Costantino will serve as the Chairman of the Audit Committee of the Board (the “Audit Committee”). The Board has determined that Mr. Costantino is an “audit committee financial expert” as defined by applicable Securities and Exchange Commission (“SEC”) regulations.

Mr. Costantino, 63, is a retired senior executive with several decades of experience serving as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and in various other senior executive leadership positions at multiple large companies. Mr. Costantino is currently a financial consultant and he is a director of PetVivo (Nasdaq: PETV), where he is also a member of the audit and compensation committees, and is also currently a director of multiple Yamaha Motor Finance companies. Most recently, he served as Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer of WFS Financial (Nasdaq: WFSI), an automotive/commercial finance company, while concurrently serving as Executive Vice President, Chief Financial Officer and Chief Operating Officer of Westcorp (NYSE: WES), an OTS regulated bank. In each of these roles, Mr. Costantino was responsible for operational and financial oversight, including SEC filings, investor relations and treasury. Mr. Costantino played a key role in negotiating the sale of both companies to Wachovia (Wells Fargo) for $3.9 billion. Prior to that, he was President, Chief Executive Officer and a director of Mitsubishi Motors Credit of America, an automotive finance company with over $10 billion in assets, where he played a key role in improving profitability and negotiating the sale of the company’s assets to Merrill Lynch. Prior to that, he served for 17 years in various management positions of increasing responsibility at Volvo Cars of North America, including serving as Senior Vice President and Chief Financial Officer of both the automotive parent company and the captive finance company. Mr. Costantino is also a retired Certified Public Accountant.

There are no family relationships between Mr. Costantino and any directors or executive officers of the Company. Additionally, there are no arrangements between Mr. Costantino and any other person pursuant to which he was selected to serve as a director. Finally, there are no transactions to which the Company is or was a participant and in which Mr. Costantino has a direct or indirect material interest subject to disclosure as a related party transaction under Item 404(a) of Regulation S-K.

Mr. Costantino will be compensated for his services on the Board in accordance with the Company’s standard non-employee director compensation policy.

Repayment of liabilities

On July 22, 2022, the Company paid off various secured liabilities, including related party payable, notes payable and convertible promissory notes, with principal amounting to $5.03 million and accrued interest amounting to $0.53 million.

 Issuance of common stock

In connection with the resignations by Messrs. Bell, Held, and King-Shaw, the Compensation Committee recommended, and the Board approved, the acceleration of the vesting of certain restricted stock units previously granted to Messrs. Bell, Held, and King-Shaw. As a result, the Board approved the acceleration of the vesting of an aggregate of 352,941 restricted stock units that were initially granted to these directors on September 23, 2021 pursuant to the Company’s non-employee director compensation policy, which were originally scheduled to vest on September 23, 2022, the one-year anniversary of the grant date.

Prior to Mr. Davidson stepping down as Chief Executive Officer, on July 22, 2022, the Compensation Committee recommended, and the Board approved, a grant of 500,000 fully-vested shares of common stock pursuant to the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The grant was approved by the Board to reward Mr. Davidson for his exceptional service to the Company in connection with the completion of the Asset Sale.

Subsequent to June 30, 2022, the Company issued 76,664 of the Company’s common stock as payment for the office rent.

Subsequent to June 30, 2022, the Company granted 200,000 of the Company’s common stock to one of its Board Members because of its work related to the financings the Company received.

Subsequent to June 30, 2022, the earnout period for the Clawback Shares issued in connection with the Sera Labs acquisition was extended to December 31, 2024.

               Litigation Update

              On August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation referenced in Note 15, in which the Company alleges that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The stay will allow the parties to engage in further settlement discussions.  If the matter is unable to be resolved within 30 days (or longer if agreed to by the parties), the case will be litigated in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report, as well as the audited consolidated financial statements and the notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022 (our “2021 Annual Report”).

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

Subsequent to June 30, 2022, CURE Pharmaceutical entered into an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc., a Delaware corporation (the “Buyer”), pursuant to which the Buyer purchased certain assets (the “Asset Sale”), including certain patents which the Company assigned to CURE Pharmaceutical prior to the closing of the Asset Sale. In connection with the Asset Sale, Buyer assumed the Oxnard, CA facility lease and hired the related employees based at the facility.

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

We mainly sell wellness products through Sera Labs which generates the majority of the Company’s revenue. We also sell commercial wellness products under our distribution partners’ brands.

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

The pharmaceutical industry is facing ever-growing R&D expenditures and fewer new drug approvals as a result of increasing regulation, a failure to predict safety problems or a lack of efficacy early in a drug’s development, and high investment in new technologies to improve the speed and accuracy of drug development. Researching and developing new molecular entities (NMEs) is risky as measured by an ever-increasing R&D spend (13.4% average increase per year), low clinical trial success rate (10%) and sluggish NME drug approvals – with 50 NMEs approved in 2021, down from 53 in 2020. Faced with these challenges, drug developers are looking toward alternative dosage forms, for which R&D investments far surpass those of NMEs. Alternative dosage forms can address safety and efficacy limitations observed during clinical development of an NME using conventional formulations, by improving its pharmacokinetic profile.

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

Wellness and Beauty

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and Beauty products can be cosmetics, over-the-counter or dietary supplements which do not require FDA approval but do require following all good manufacturing practices (GMPs). Thus, they are less costly and faster to launch in the marketplace. We sell white labeled and private labeled wellness products which we produce in our state-of-the-art cGMP manufacturing facility. While manufacturing fees for such products have lower margins than prescription drugs, they provide us with short term revenue opportunities.

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

Our Technology

As a drug delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. In May 2019, we acquired Chemistry Holdings, Inc., a formulation technology company that is developing innovative delivery systems for wellness and pharmaceutical products. This acquisition allows us to address the increased demand for solid, chewable, liquid and dermal products for immediate and controlled-release, particularly for poorly soluble molecules such as cannabinoids.

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

CUREfilmTM Technology

The founders of CURE Pharmaceutical are pioneers in drug delivery and OTF, having launched the first therapeutic OTF product, Chloraseptic® relief strips in 2003. OTF products are about the size of a postage stamp and can deliver medicines through the mucosal tissue in the mouth, sublingually or buccally – on the cheek or more traditionally via the GI tract. Oral transmucosal drug delivery is a non-invasive route for drug delivery that allows for absorption directly into the vascularized tissue in the mouth, bypassing the hepatic first pass effect. This leads to reduced drug exposure and can offer a rapid onset of action. As an oral OTF, active ingredients can be either pre-solubilized within the matrix or encapsulated, or both for more effective GI absorption and/or sustained release. The quick dissolution nature of OTF means that no water is required for administration, improving patient compliance – especially among the elderly, children, and in conditions where patients have difficulty in swallowing.

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

•	The manufacturing process has a low carbon footprint, with lower use of water for component preparation and sterilization as compared with other dosage forms.
•	Each dose unit is packed individually avoiding contact with other units.
•	Tensile strength and plasticity of OTF allow for handling single, individual dose units without damage to the dosage form.
•	Multiple SKUs can be produced by simply modifying the length of the OTF.
•	Enables anti-counterfeit management and dose management.
•	Adaptable for use with dispensing devices for pharmacy preparation or self-administration.
•	Can be easily and conveniently handled, stored, and transported at room temperature.

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

We own or have exclusive rights to fourteen (14) issued U.S. patents, two (2) allowed U.S. patents, twenty-three (23) pending applications in the United States, one (1) issued patent in China and one (1) international Patent Cooperation Treaty (“PCT”) patent application. These patents and applications relate, among others, to:

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

Environmental Compliance

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specific waste products. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of bio-hazardous materials. The cost of compliance with these laws and regulations could be significant and may adversely affect capital expenditures to the extent we are required to procure expensive capital equipment to meet regulatory requirements. As of the closing of the Asset Sale, we believe that we were in compliance with environmental regulations applicable to our research and development and manufacturing facility located in Oxnard, California. In connection with the Asset Sale, Buyer assumed the Oxnard, CA facility lease as of the closing.

Employees

As of the date of this filing, we have 12 full-time employees after giving effect to the elimination of certain operations in connection with the Asset Sale. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be good.

RESULTS OF OPERATIONS

The following discussion for our results of operations does not include the loss from our discontinued operations which was $2.7 million and $6.3 million for the three and six months ended June 30, 2022, respectively. The significant component of the losses from discontinued operations was the impairment of goodwill amounting to $2.7 million for the three months ended March 31, 2022, and $2.0 million for three months ended June 30, 2022, for a total impairment loss of $4.7 million for the six months ended June 30, 2022.

Revenues for the Three and Six Months Ended June 30, 2022 and 2021

Revenues for the three and six months ended June 30, 2022 was $1.1 million and $2.2 million, respectively, as compared to $2.1 million and $3.3 million, respectively, for the three and six months ended June 30, 2021. The decrease in revenue was mainly due to an inability due to financial constraints to market and promote Sera Labs products resulting in a decrease in unit sales in our DTC channel of distribution when compared to the previous period and the discontinuation of the sale of personal protective equipment (PPE) in the second quarter of 2021 ($0.4 million). However, this decrease was offset in part by an increase in unit sales in our wholesale channel of distribution related to sales of our Seratopical Revolution products in one of the largest retail stores in the United States.

Cost of Goods Sold

Cost of goods sold was $0.15 million and $0.5 million, respectively, in the three and six months ended June 30, 2022 compared to $0.8 million and $1.0 million, respectively, in the three and six months ended June 30, 2021. Cost of goods sold decreased by approximately $0.65 million and $0.5 million during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily due to the decrease in DTC and PPE sales offset in part by higher gross margin due to lower product costs during the three and six months ended June 30, 2022 compared to the same periods in 2021.

Research and Development Expenses

For the three and six months ended June 30, 2022 and 2021, research and development expenses were included in the loss from disposal group. Research and development expenses were de minimis in continuing operations.

Selling, General and Administrative Expenses

Our expenses for the three and six months ended June 30, 2022 are summarized as follows in comparison to our expenses for the three and six months ended June 30, 2021 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Consulting	$189	$114	$243	$392
Salaries and wages	491	696	660	1,365
Selling, general and administrative	1,552	2,694	3,319	4,905
Professional services and investor relations	497	353	801	1,797
Non-cash compensation	391	608	846	1,507
Total selling, general and administrative expenses	$3,120	$4,465	$5,869	$9,966

Consulting

Consulting expense increased by $0.08 million and decreased by $0.15 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. The Company has reduced the number of consultants used during the six months period ended June 30, 2022 compared to the same period in 2021, resulting in a decrease in consulting expenses.

Salaries and Wages

Salaries and wages expense decreased by approximately $0.2 million and $0.7 million during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. This was due to decrease in the number of employees during the 2022 period when compared to the same period in 2021.

Selling, General and Administrative

Selling, general and administrative expense decreased by approximately $1.1 million and $1.6 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. This was mainly due to a decrease in the marketing spend and other selling expenses incurred by Sera Labs during the 2022 periods when compared to the same periods in 2021 as well as a decrease in other general administrative expenses in the 2022 periods compared to the 2021 periods.

Professional Services and Investor Relations

Professional services and investor relations expenses increased by approximately $0.14 million and decreased by approximately $1.0 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. This was primarily due to the Company looking to a new investor relations firm to help increase awareness of our Company with potential new investor base. As a result, we did not utilize the same investor relations firm during the 2022 period as we did in the 2021 period.

Non-cash Compensation

Non-cash compensation expense decreased by approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. This was primarily due to the Company recording the fair value of an increased number of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three and six months ended June 30, 2021 and did not issue nearly as many stock options and restricted stock during the same periods in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration increased by approximately $0.90 million and $0.72 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. The change in fair value of contingent stock consideration during the six months ended June 30, 2022 was based on a change in the probability percentages of achieving the milestones which was significantly different compared to the probability percentages estimates used in the same period in 2021. In addition, the decrease in the stock price resulted in a decrease in the fair value of the contingent stock consideration.

Impairment of Intangibles

Impairment losses amounted to $4.62 million for the three and six months ended June 30, 2022, respectively, as compared to no impairment losses in the three and six months ended June 30, 2021. The Company’s management determined that the customer relationships have no future value and should be written down to nil as of June 30, 2022.

Other Income/ (Expense)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)
Interest income	$1	$-	$3	$2
Gain from settlement	-	2,434	82	2,434
Gain on extinguishment of debt	40	335	40	734
Loss on sale of property, plant and equipment	-	-	-	(41)
Change in fair value of convertible promissory notes	(27)	(692)	(307)	340
Interest expense	(191)	(135)	(387)	(199)
Other income	26	-	26	-
Total other income (expense), net	$(151)	$1,942	$(543)	$3,270

Other income/(expense) decreased by approximately $2.09 million and $3.81 during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively. This was primarily due to (i) a decrease in the change in fair value of convertible promissory notes of $0.65 million during the six months ended June 30, 2022, (ii) recording of settlement income of $0.08 million during the six months ended June 30, 2022 compared to $2.43 million during the six months ended June 30, 2021 and (iii) a decrease in the gain on extinguishment of debt of the PPP loan that was forgiven during the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022 and December 31, 2021

Working Capital Deficit (in thousands)

	June 30, 2022	December 31, 2021
Current assets	$20,178	$1,781
Current liabilities	(26,319)	(24,261)
Working capital (deficiency)	$(6,141)	$(22,480)

Working capital deficit as of June 30, 2022 was approximately $6.1 million, as compared to a working capital deficit of approximately $22.5 million as of December 31, 2021. As of June 30, 2022, current assets were approximately $20.2 million, comprised primarily of (i) cash of approximately $0.05 million, (ii) accounts receivable, net of approximately $0.5 million, (iii) inventory, net of approximately $0.6 million, (iv) prepaid expenses and other assets of approximately $0.4 million and (v) current assets held for sale of $18.6 million. As of December 31, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of approximately $0.02 million, (ii) accounts receivable, net of approximately $0.4 million, (iii) inventory, net of approximately $0.6 million, (iv) prepaid expenses and other assets of approximately $0.4 million and (v) current assets held for sale of approximately $0.3 million.

As of June 30, 2022, current liabilities were approximately $26.3 million, comprised primarily of (i) approximately $13.2 million in notes payable, convertible notes payable and fair value of convertible promissory notes (ii) $2.2 million in related party payable, (iii) approximately $3.2 million in accounts payable; (iv) approximately $2.7 million in accrued expenses, (v) approximately $0.1 million of operating lease payables, (vi) contingent share considerations of approximately $0.6 million and (vii) current liabilities held for sale of approximately $4.0 million. Comparatively, as of December 31, 2021, current liabilities were approximately $24.3 million, comprised primarily of (i) approximately $15.6 million in loans, notes, related party payables, convertible notes payable and fair value of convertible promissory notes, (ii) approximately $2.8 million in accounts payable; (iii) approximately $0.3 million in contract liabilities, (iv) approximately $3.5 million in accrued expenses, (v) approximately $0.1 million of operating lease payables, (vi) contingent share considerations of approximately $1.4 million and (vii) current liabilities held for sale of approximately $0.5 million.

Net Cash (in thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(3,570)	$(656)
Net cash provided by (used in) investing activities	-	(99)
Net cash provided by financing activities	3,605	731
Net increase (decrease) in cash	$35	$(24)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.6 million during the six months ended June 30, 2022. This was primarily due to the net loss from continuing operations of approximately $3.9 million and the net loss from disposal group of approximately $4.3 million, offset by (i) the fair value of vested stock options and restricted stock of approximately $0.9 million, (ii) change in fair value of convertible promissory notes of approximately $0.3 million and (iii) depreciation and amortization of approximately $1.2 million (iv) the change in fair value of contingent share consideration approximately of $0.8 million, and (v) increase in the change in accrued assets and liabilities held for sale of approximately $3.7 million.

Comparatively, net cash used in operating activities was approximately $0.7 million during the six months ended June 30, 2021. This was primarily due to the net loss from continuing operations of approximately $2.8 million and the loss from disposal group of approximately $1.7 million, offset by (i) stock based compensation of approximately $0.7 million, (ii) the fair value of vested stock options and restricted stock of approximately $1.8 million, and (iii) depreciation and amortization of approximately $1.2 million which was increased by (iv) the change in fair value of contingent share consideration and change in fair value of convertible promissory notes of $1.9 million, and (v) gain from extinguishment of debt of $0.7 million.

Net cash used in Investing Activities

Net cash used in investing activities of approximately $0 million during the six months ended June 30, 2022. Comparatively, net cash used in investing activities of approximately $0.1 million during the six months ended June 30, 2021 was due to the collection of a note receivable of approximately $0.2 million offset by (i) the purchase of a note receivable of approximately $0.2 million and (ii) the purchase of property and equipment for approximately $0.1 million.

Net cash provided by Financing Activities

Net cash provided by financing activities of approximately $3.6 million during the six months ended June 30, 2022 was primarily due to proceeds from notes payable of $3.6 million and $0.2 million proceeds from related party payable offset in part by the repayment of debt in the amount of $0.2 million. Correspondingly, net cash provided by financing activities of approximately $0.7 million during the six months ended June 30, 2021 was primarily due to (i) proceeds from notes payable of $0.7 million and (ii) proceeds from related party payables in the amount of $0.2 million offset in part by the repayment of loans payable of $0.2 million.

On July 22, 2022, CURE Pharmaceutical entered into an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc., a Delaware corporation (the “Buyer”), pursuant to which Buyer purchased certain assets of CURE Pharmaceutical (the “Asset Sale”), including certain patents which the Company assigned to CURE Pharmaceutical prior to the closing of the Asset Sale. The total consideration paid to CURE Pharmaceutical in connection with the Asset Sale was $20,000,000 of non-dilutive capital, which consisted of (i) the cancellation of indebtedness owed by Cure Pharmaceutical to the Buyer in an amount equal to $4,150,000, (ii) $2,000,000 payable in the form of a secured promissory note due July 22, 2023 which bears interest at 2.63% per annum, and (iii) the remainder of $13.85 million in cash (the “Closing Cash Consideration”). The Closing Cash Consideration was reduced by approximately $41,000 for certain liabilities that Buyer assumed at the closing. A portion of the net proceeds from the sale was used to pay down debt ($5.56 million) and the balance is available for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan. In connection with the Asset Sale, Buyer assumed the Oxnard, CA facility lease and hired the related employees based at the facility reducing the Company’s overhead and operating expenses as of the closing.

In the event that such working capital is insufficient, we may need to raise additional operating capital in calendar year 2022 in order to maintain our operations and to realize our strategic plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

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

Our 2021 Annual Report, contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in this Quarterly Report. There have been no material changes to these policies reported in our 2021 Annual Report. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in this Quarterly Report for information regarding recently adopted accounting standards.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2022. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.

The following are the primary remediation efforts made by the Company:

•	Prepare accounting memos relating to the debt issuances made by the Company during 2021 and 2020 which include derivative and warrants
•	Review fair value of convertible promissory notes in relation to the Series A and B Notes
•	Review of impairment of long-lived assets including goodwill and intangibles
•	Review periodic reports to ensure the appropriate disclosures are made within the SEC filed documents

Additionally, management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and is enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.  After several meetings between the consultants and key accounting personnel the following actions were completed:

•	Adoption of COSO
•	SOX risk assessment memo
•	Entity level COSO mapping
•	SOX control narratives for financial reporting as well as other processes

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three months period ended June 30, 2022. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2022, the Company’s internal control over financial reporting is not effective as a result of the identified material weakness described herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting. However, we anticipate that there could be changes in our internal controls over financial reporting for the fiscal quarter ending September 30, 2022 primarily as a result of the completion of the Asset Sale and the related management transition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2022, the Company has various secured liabilities (the “Defaulted Liabilities”) totaling $5,564,000 that were in default as the maturity dates of these liabilities have expired and have not yet been repaid or converted into common stock shares of the Company. As of our filing of this Quarterly Report, the Defaulted Liabilities have been repaid in full.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURE PHARMACEUTICAL HOLDING CORP.

Dated: September 2, 2022	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: September 2, 2022	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

