Form 10-Q
period 2022-09-30
Cure Pharmaceutical Holding Corp.
filed 2022-11-21
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

(424) 273-8675

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which traded
Common stock, par value $0.001	CURR	OTCQB Markets

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.

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

On November 21, 2022, we had 71,376,799 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

The forward-looking statements included herein speak only as of the date they are made and are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” of this Quarterly Report. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results, objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context requires otherwise, as used in this Quarterly Report, the words “we,” “us,” “our,” the “Company,” “our Company,” or “CURE” refer to CURE Pharmaceutical Holding Corp., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

Trademarks and Trade Names

This Quarterly Report includes our trademarks and trade names, which is our property and is protected under applicable intellectual property laws. This Quarterly Report also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$4,443	$16
Accounts receivable, net	460	357
Inventory, net	640	621
Prepaid expenses and other current assets	508	447
Notes receivable - current	2,200	-
Current assets held for sale	-	340
Total current assets	8,251	1,781

Property and equipment, net	3	4
Operating lease right-of-use assets, net	186	257
Notes receivable – noncurrent	-	200
Investment	216	216
Goodwill, net	4,690	4,690
Intellectual property and patents, net	248	261
Customer relationships, Trade name, and Non-compete agreements, net	1,299	7,297
Other assets	71	48
Long term assets held for sale	-	25,820

Total assets	$14,964	$40,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,630	$2,848
Accrued expenses	1,431	3,485
Operating lease payable	118	104
Loans payable	38	235
Related party payable	-	2,011
Notes payable	-	2,877
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	9,984	9,932
Contract liabilities	388	293
Contingent stock consideration	917	1,430
Current liabilities held for sale	-	496
Total current liabilities	15,056	24,261

Operating lease payable	81	174
Long term liabilities held for sale	-	27

Total liabilities	15,137	24,462

Commitments and contingencies (see Note 21)

Stockholders’ equity (deficit):
Common stock: $0.001 par value; authorized 150,000,000 shares; 71,376,799 and 68,201,900 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	71	69
Additional paid-in capital	112,257	110,146
Common stock issuable	308	343
Accumulated deficit	(112,809)	(94,446)
Total stockholders’ equity (deficit)	(173)	16,112

Total liabilities and stockholders’ equity (deficit)	$14,964	$40,574

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Product sales and shipping revenue, net of discounts and refunds	$1,784	$1,350	$3,983	$4,679

Cost of goods sold:
Cost of goods sold	356	436	843	1,469

Gross profit	1,428	914	3,140	3,210

Operating expenses:
Selling, general and administrative expenses	3,612	4,216	9,481	14,182
Change in fair value of contingent stock consideration	322	608	(513)	(947)
Impairment of intangibles	-	-	4,622	-
Total operating expenses	3,933	4,824	13,590	13,235
Net operating loss before other income (expense)	(2,506)	(3,910)	(10,450)	(10,025)

Other income (expense):
Interest income	14	2	17	4
Gain from settlement	-	-	82	2,434
Gain on extinguishment of debt	-	7	40	741
Loss on sale of property, plant and equipment	-	-	-	(41)
Change in fair value of convertible promissory notes	(411)	772	(718)	1,112
Interest expense	(6)	(178)	(393)	(377)
Other income	-	-	26	-
Total other income (expense)	(403)	603	(946)	3,873

Net loss before income taxes	(2,909)	(3,307)	(11,396)	(6,152)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,909)	(3,307)	(11,396)	(6,152)

Disposal group:
Loss before provision for income taxes	(119)	(1,036)	(6,402)	(2,683)
Loss on disposition	(565)	-	(565)	-
Provision for income taxes	-	-	-	-
Loss from disposal group	(684)	(1,036)	(6,967)	(2,683)

Net loss	$(3,593)	$(4,343)	$(18,363)	$(8,835)

Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.05)	$(0.16)	$(0.12)
Disposal group	$(0.01)	$(0.02)	$(0.10)	$(0.05)
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.26)	$(0.17)

Weighted average common shares outstanding
Basic and diluted	70,686,677	62,174,822	69,808,785	49,294,190

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services	-	-	-	17	-	17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Fair value of stock options granted	-	-	352	-	-	352
Fair value of restricted stock units granted	-	-	103	-	-	103
Net loss	-	-	-	-	(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	71	111,265	360	(99,597)	12,099
Issuance of restricted common stock for professional services	145,000	-	42	(52)	-	(10)
Fair value of stock options granted	-	-	316	-	-	316
Fair value of restricted stock units granted	-	-	102	-	-	102
Net loss	-	-	-	-	(9,619)	(9,619)
Balance, June 30, 2022	70,011,900	$71	$111,725	$308	$(109,216)	$2,888
Issuance of restricted common stock for professional services	776,664	-	241	-	-	241
Fair value of stock options granted	-	-	189	-	-	189
Fair value of restricted stock units granted	-	-	102	-	-	102
Issuance of restricted stock units	588,235	-	-	-	-	-
Net loss	-	-	-	-	(3,593)	(3,593)
Balance, September 30, 2022	71,376,799	$71	$112,257	$308	$(112,809)	$(173)

Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	265,512	-	363	145	-	508
Issuance of common stock from the equity incentive plan	157,693	-	190	(52)	-	138
Issuance of common stock for exercise of warrants	26,936	-	-	-	-	-
Fair value of stock options and restricted stock granted	-	-	961	-	-	961
Fair value of restricted stock units granted	-	-	144	-	-	144
Net loss	-	-	-	-	(3,171)	(3,171)
Balance, March 31, 2021	59,926,409	$60	$103,465	$758	$(84,424)	$19,859
Issuance of common stock for professional services	381,000	-	243	-	-	243
Issuance of common stock from the equity incentive plan	141,693	-	(2)	(155)	-	(157)
Issuance of common stock from conversion of convertible promissory notes	2,428,857	3	1,832	-	-	1,835
Fair value of stock options and restricted stock granted	-	-	591	-	-	591
Fair value of restricted stock units granted	-	-	143	-	-	143
Net loss	-	-	-	-	(1,321)	(1,321)
Balance, June 30, 2021	62,877,959	$63	$106,272	$603	$(85,745)	$21,193
Issuance of common stock for professional services	572,975	1	(1)	-	-	-
Issuance of common stock from conversion of convertible promissory notes	1,609,110	2	1,045	-	-	1,047
Fair value of stock options and restricted stock granted	-	-	532	-	-	532
Fair value of restricted stock units granted	-	-	156	-	-	156
Net loss	-	-	-	-	(4,343)	(4,343)
Balance, September 30, 2021	65,060,044	$66	$108,004	$603	$(90,088)	$18,585

 The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Loss from continuing operations	$(11,396)	$(6,152)
Loss from disposal group	(6,967)	(2,683)
Net loss	(18,363)	(8,835)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of pharmaceutical assets and liabilities	565	-
Stock-based compensation - services	7	752
Stock issued from Equity Incentive Plan	-	(19)
Gain from extinguishment of debt	(40)	(735)
Change in fair value of contingent stock consideration	(513)	(947)
Change in fair value of convertible promissory notes	718	(1,111)
Impairment of intangibles	4,622	-
Depreciation and amortization	1,390	1,741
Amortization of right of use asset	71	63
Bad debt expense	-	6
Recovery of bad debt expense	(35)	(221)
Inventory reserve for obsolescence	108	176
Fair value of vested stock options and restricted stock	1,405	2,527

Changes in operating assets and liabilities:
Accounts receivable	(68)	10
Inventory	(127)	(529)
Prepaid expenses and other current assets	(61)	952
Other assets	(104)	(25)
Accounts payable	(1,178)	107
Accrued expenses	(2,012)	3,302
Operating lease payable	(79)	(68)
Contract liabilities	95	(598)
Assets and liabilities held for sale	5,112	795
Cash (used in) operating activities	(8,487)	(2,657)

Cash flows from investing activities:
Proceeds from the sale of certain pharmaceutical assets and liabilities	13,891	-
Long term assets held for sale	-	(99)
Purchase of note receivable	-	(200)
Collection of note receivable	-	200
Cash provided by (used in) investing activities	13,891	(99)

Cash flows from financing activities:
Proceeds from notes payable	252	1,000
Proceeds from notes payable - disposal group	4,150	-
Repayment of notes payable	(3,129)	-
Proceeds from related party payable	190	400
Repayment of related party payable	(2,243)	-
Proceeds from loans payable	38	-
Repayment of loans payable	(235)	(205)
Cash provided by (used in) financing activities	(977)	1,195

Net increase (decrease) in cash and cash equivalents	4,427	(1,561)

Cash and cash equivalents, beginning of year	16	1,725

Cash and cash equivalents, end of period	$4,443	$164

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$585	$102
Income taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of indebtedness to Buyer of assets sold	$(4,150)	$-
Receipt of note payable consideration for assets sold	$(2,000)	$-
Common stock issued for conversion of promissory notes and accrued interest	$666	$2,881
Reclassification of accrued expense to related party payable	$42	$-

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

CURE PHARMACEUTICAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

CURE Pharmaceutical Holding Corp. (“CURE”) is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands and the licensing and/or sale of the rights to such technologies to third parties for their use.  Development may include conduction clinical trial for substantiation of efficacy of our products.

Our wholly-owned subsidiary The Sera Labs, Inc. (“Sera Labs”) is engaged in the development, production and sale of the Company’s products and is a trusted leader in the health, wellness, and beauty sectors with innovative products containing cutting edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require approval from the U.S. Food and Drug Administration (“FDA”) but do require following all good manufacturing practices (GMPs). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical™, Seratopical Revolution™ SeraLabs™, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, mass retailers, grocery chains and convenience stores. The Company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

Recent Developments

On July 22, 2022, CURE completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 6 - Discontinued Operations for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period, given the recent completion of the Asset Sale. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022 (our “2021 Annual Report”).

Principle of Consolidation

The unaudited condensed consolidated financial statements include the accounts of CURE and its wholly-owned subsidiaries, collectively referred to as (“we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in both the wellness industry represents the principal operations of the Company. Business acquisitions are included in the unaudited condensed consolidated financial statements from the date of the acquisition.

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

As of September 30, 2022, the Company had approximately $4.4 million of cash on hand, had an accumulated deficit of approximately $112.8 million and a working capital deficit of approximately $6.6 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our commercialization and development plans and strategic and business development initiatives.

On July 22, 2022, CURE completed the sale of certain pharmaceutical assets pursuant to the asset purchase agreement, see Note 6 Discontinued Operations, for total consideration received at closing in the amount of $20.0 million, which consisted of (i) the cancellation of indebtedness owed by CURE to the Buyer in the amount of $4.15 million, (ii) a $2.0 million one-year note payable in the form of a secured promissory note, and (iii) the remainder in cash.  The completion of the Asset Sale has had a positive impact on the Company’s liquidity position.  However, the Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

We have previously funded our operating losses primarily through the issuance of common stock and/or promissory notes and cash generated from our product sales. We anticipate that we will incur decreased operating losses and negative cash flows from operations as we execute on our commercialization and development plans and strategic and business development initiatives and with the elimination of overhead and operating expenses related to the Company’s pharmaceutical business segment that have been discontinued in connection with the Asset Sale. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2022, the Company had $4.0 million in cash in excess of the federal insurance limit.

Investment in Associates

The Company follows Accounting Standards Codification (“ASC”) 325-20, “Cost Method Investments” (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. At September 30, 2022 and December 31, 2021 management determined that an allowance of $0 and $0.1 million, respectively, were necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”). NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business. The Company determines the cost of its inventory on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in the cost of product sold in the period the revision is made.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value

The Company does not have intangible assets with indefinite useful lives other than goodwill and trademark. Impairment loss on goodwill included in the loss from disposal group amounted to $2.0 million and $4.7 million for the three and nine months ended September 30, 2022, respectively, and $0 for the three and nine months ended September 30 2021, respectively.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cashflow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. Impairment loss on other intangibles amounted to $0 and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $0 for the three and nine months ended September 30, 2021, respectively.

Contingent Consideration Liabilities

Certain of the Company’s business acquisitions involve the potential for future payment of consideration to former selling stockholders in amounts determined upon the attainment of revenue and gross margin milestones from product sales. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

ASC 805, “Business Combinations,” requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling stockholders in the future if certain future events occur or conditions are met, such as: (i) the attainment of product development milestones; and/or (ii) the achievement of components of earnings, such as “earn-out” provisions or percentage of future revenue.

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss is recorded in its unaudited condensed consolidated financial statements. See Note 19 – Business Combination for additional information.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition.” Revenue under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

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

Revenue from eCommerce sales, including DTC sales, are recognized upon delivery of merchandise to the customer. We also elected to adopt the practical expedient related to shipping and handling fees which allows us to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. Shipping revenue is recorded upon delivery to the customer.

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

Cost to Obtain a Contract

The Company pays sales commission to its employees and outside sales representatives for contracts that they obtain relating to the wholesale sales of our products. The Company applies the optional practical expedient to immediately expense costs to obtain a contract if the amortization period of the asset that would have been recognized is one year or less. As such, sales commissions are immediately recognized as an expense and included as part of sales and marketing expenses.

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenue when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At September 30, 2022 and December 31, 2021, we had contract liabilities of $0.4 million and $0.3 million, respectively.

Contract liabilities is made up of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Customer deposits for commercial products	$388	$293

The following table summarizes the changes in contract liabilities during the nine months ended September 30, 2022 and year ended December 31, 2021 (in thousands):

Balance at December 31, 2020	$994
Additions	435
Customer deposits returned	(713)
Transfers to revenue	(208)
Contract liabilities held for sale	(215)
Balance at December 31, 2021	293
Additions	26
Customer deposits returned	(45)
Transfers to revenue	(84)
Contract liabilities held for sale but not assumed	198
Balance at September 30, 2022	$388

Cost of Revenue

Cost of revenue primarily consists of costs for our products incurred to third-party manufacturers.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $0.7 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. The Company recorded advertising costs of $0.7 million and $2.2 million for the three and nine months ended September 30, 2021, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0.03 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The Company recorded research and development expenses of $0.6 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Research and development expenses for 2022 and 2021 are presented as part of the loss from disposal group on the unaudited condensed consolidated statements of operations.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Stock Compensation,” which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 2018-07 (Topic 718) for share-based payments to employees, consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the grant date. For awards of restricted stock, the Company determines grant date fair value based on the closing price of the Company’s common stock on the grant date as reported on the over-the-counter market (the “OTC Market”). For awards of stock options, the Company uses the Black-Scholes option valuation model to estimate grant date fair value.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At September 30, 2022 and December, 31, 2021, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option, and the contingent stock consideration. These liabilities  are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to September 30, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. For the period from the December 31, 2021 to September 30, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In determining the fair value, the Company evaluated each of the target threshold scenarios as to the potential earn-out payment at each level based on the estimated net sales and gross profit. If the expected gross profit considered in the scenario with the lowest gross profit is less than $6.0 million during the Clawback Period, the value of the stock earn-out payment would be $0. However, if the expected gross profit during the Clawback Period was at least $8.0 million (and the net sales target is achieved), the value of the stock earn-out payment would be approximately $2.8 million.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes are recognized in earnings as incurred and not deferred. As of September 30, 2022, the Company has valued the Series A and B notes without consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.

The following table summarizes fair value measurements by level at September 30, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$917	$-	$-	$917
Fair value of Series A Note	$3,136	$-	$-	$3,136
Fair value of Series B Note	$6,848	$-	$-	$6,848

The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$1,430	$-	$-	$1,430
Fair value of Series A Note	$3,075	$-	$-	$3,075
Fair value of Series B Note	$6,857	$-	$-	$6,857

The following table summarizes the changes in Level 3 financial instruments during the nine months ended September 30, 2022 (in thousands):

Fair value at December 31, 2021	$9,932
Change in fair value of Series A Note	61
Change in fair value of Series B Note	657
Conversion of Series B Note	(666)
Fair value of Series A and B Notes at September 30, 2022	$9,984

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

Date of valuation	September 30, 2022	December 31, 2021
Stock price	$0.26	$0.36
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.08	0.83
Term (in years) – Series B Note	0.08	0.13
Volatility – Series A Note	70%	85%
Volatility – Series B Note	70%	65%
Risk-free interest rate – Series A Note	2.75%	0.32%
Risk-free interest rate – Series B Note	2.75%	0.06%
Interest rate	18%	18%

The Company recorded a loss of $0.4 million and $0.7 million due to the change in fair value of Series A and B Notes for the three and nine months ended September 30, 2022 and a gain of $0.8 million and $1.1 million due to the change in fair value of Series A and B convertible notes for the three and nine months ended September 30, 2021.

Series A and  B Notes

The Company has elected the fair value option to record its Series A and B Notes, which were issued in October 2020. The fair value of the Series A and B Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the Series A and B Notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations. All issuance costs related to the notes were expensed as incurred in the unaudited condensed consolidated statement of operations. See Note 15 – Convertible Promissory Notes and Fair Value of Convertible Promissory Notes for additional information.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Loss from continuing operations	$(2,909)	$(3,307)	$(11,396)	$(6,152)
Loss from disposal group	(684)	(1,036)	(6,967)	(2,683)
Net loss	$(3,593)	$(4,343)	$(18,363)	$(8,835)
Weighted average outstanding shares of common stock	70,686,677	62,174,822	69,808,785	49,294,190
Common stock and common stock equivalents	70,686,677	62,174,822	69,808,785	49,294,190
Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.05)	$(0.16)	$(0.12)
Disposal group	$(0.01)	$(0.02)	$(0.10)	$(0.05)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Nine months ended September 30,
	2022	2021

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,173,469	3,845,124
Warrants	615,530	1,565,447
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	3,904,046	5,525,618

In connection with the Sera Labs Merger, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above.

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

Recent Accounting Pronouncements Not Yet Adopted

ASU 2022-02

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-02 to have an impact to our unaudited condensed consolidated financial statements.

ASU 2022-01

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (“ASU 2022-01”). ASU 2022-01 expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method and will become effective for us in the first quarter of fiscal year 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-01 to have an impact to our unaudited condensed consolidated financial statements.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2021 are not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

There are various other updates recently issued, however, they are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE

As of September 30, 2022 and December 31, 2021, accounts receivable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Customer billed	$460	$437
Allowance for doubtful accounts	-	(80)
Accounts receivable, net	$460	$357

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

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Prepaid insurance	$91	$302
Prepaid deposits for inventory	-	89
Prepaid expenses	359	10
Other current assets	58	46
Prepaid expenses and other current assets	$508	$447

NOTE 5 - INVENTORY

Inventory consists of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realized value.

As of September 30, 2022 and December 31, 2021, the carrying value of inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished Goods	$750	$730
Reserve for obsolescence	(110)	(109)
Total inventory	$640	$621

For the three months ended September 30, 2022 and 2021, inventory reserve adjustments amounted to $0.102 million and $0.173 million, respectively. For the nine months ended September 30, 2022 and 2021, inventory reserve adjustments amounted to $0.108 million and $0.176 million, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

On July 22, 2022, CURE completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets of the Company (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The total consideration received at closing in connection with the Asset Sale was $20.0 million, which consisted of (i) the cancellation of indebtedness owed by the Company to the Buyer in an amount equal to $4.15 million, (ii) a $2.0 million one-year note payable in the form of a secured promissory note, and (iii) the remainder in cash reduced by approximately $41,000 in assumed liabilities transferred to the Buyer at closing. The Company retained 15 other patents that were not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents.

The following table calculates the net cash received from the Asset Sale (in thousands):

Sales price	$20,000
Forgiveness of Buyer advances	(4,150)
Holdback secured by promissory note	(2,000)
Obligations assumed by Buyer	(41)
Buyer expenses paid by seller	82
Net cash received	$13,891

The following table calculates the loss incurred from the Asset Sale (in thousands):

Sales price for assets sold	$20,000
Net book value of assets sold	20,616
Net book value of liabilities sold	(51)
Net book value of net assets sold	20,565
Loss on sale of net assets	$(565)

As of June 30, 2022, the cost of assets and liabilities held for sale were $20.6 million and $4.0 million, respectively. Included in the liabilities held for sale were notes payable amounting to $3.4 million which form part of the $20.0 million consideration received from the Buyer. To write down the total net assets to fair value an additional impairment loss of $2.0 million, including $0.1 million of estimated cost to sell, was charged to impairment of goodwill as of June 30, 2022 and included in the disposal group loss.

The following table presents the aggregate carrying amounts of assets and liabilities held for sale of in the unaudited condensed consolidated balance sheet as of the date indicated (in thousands):

December 31,
2021
Carrying amounts of assets included as part of assets held for sale:
Inventory, net	$243
Prepaid expenses and other assets	97
Property and equipment, net	1,837
Finance lease right-of-use assets, net	40
Goodwill, net	9,178
Intellectual property and patents, net	14,401
In-process research and development, net	329
Other assets	35
Total assets classified as assets held for sale in the unaudited condensed consolidated balance sheet	$26,160

Carrying amounts of liabilities included as part of liabilities held for sale:
Accrued expenses	$268
Finance lease payable	40
Contract liabilities	215
Total liabilities classified as liabilities held for sale in the unaudited condensed consolidated balance sheet	$523

The following table presents the financial results of the pharmaceutical segment for the three and nine months ended September 30, 2022 and 2021 which is presented as loss from disposal group on our unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Product sales, net of discounts and refunds	$-	$16	$108	$151
Consulting research & development income	-	-	58	52
Shipping and other sales	-	18	40	57
Total revenue	-	34	206	260

Cost of goods sold:
Cost of goods sold	-	75	75	256

Gross profit	-	(41)	131	4

Operating expenses:
Research and development expenses	28	601	492	1,944
Selling, general and administrative expenses	91	394	1,313	743
Loss on disposition	565	-	565	-
Impairment of goodwill	-	-	4,728	-
Total operating expenses	684	995	6,533	2,687

Net loss before income taxes	(684)	(1,036)	(6,967)	(2,683)

Provision for income taxes	-	-	-	-

Net loss	$(684)	$(1,036)	$(6,402)	$(2,683)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Computer and other equipment	$7	$7
Less accumulated depreciation	(4)	(3)
Property and Equipment, net	$3	$4

For the three and nine months ended September 30, 2022, depreciation expense amounted to $0 and $0.001 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $0 and $0.001 million, respectively.

NOTE 8 – NOTES RECEIVABLE

In May 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $0.2 million. The May 2021 Loan shall accrue interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date or the maturity date of May 26, 2023. In the event of conversion by the Company, the outstanding amount of the May 2021 Loan and any unpaid accrued interest shall be converted into shares of BRC by dividing the May 2021 Loan plus accrued interest by the price per share obtained by dividing $20.0 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion subject to certain exclusions. In the event the Company has not requested for conversion, the May 2021 Loan can automatically convert if BRC sells shares of preferred stock (the “Qualified Financing Securities”) to one or more investors in a single transaction or series of related transactions for aggregate proceeds to BRC of at least $4.0 million (a “Qualified Financing”). The May 2021 Loan shall automatically convert at the initial closing of and on the same terms and conditions of the Qualified Financing into a total number of Qualified Financing Securities obtained by dividing the May 2021 Loan plus any unpaid accrued interest by the lesser of (i) 80% of the price per share paid for the Qualified Financing Securities by investors in the Qualified Financing and (ii) $20.0 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion subject to certain exclusions.

                On July 22, 2022, the Company received a promissory note in the amount of $2.0 million in connection with the Asset Sale. The note bears interest at 2.63% per annum and is due on or before July 22, 2023. The note is subject to offset for any claims related to the Assets Sale and is secured by the assets underlying the Asset Sale. As of September 30, 2022, there have been no claims made against the note.

Notes receivable consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Biopharmaceutical Research Company	$200	$200
TF Tech Ventures, LLC	2,000	-
Less: Allowance for doubtful accounts	-	-
Current portion of notes receivable, net	(2,200)	-
Notes receivable, net of current portion	$-	$200

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Intangible Asset Summary

Goodwill and intangible assets, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Goodwill	$4,690	$4,690

Intangible assets subject to amortization:
Customer relationships	-	7,110
Trade name	2,613	2,610
Non-compete agreements	462	462
	3,075	10,182
Accumulated amortization	(1,776)	(2,885)
Customer relationships, Trade name, Non-compete agreements, net	$1,299	$7,297
Intellectual property and patents	$316	$316
Accumulated amortization	(68)	(55)
Intellectual property and patents, net	$248	$261

As of June 30, 2022, the Company’s management determined that the customer relationships have no future value and recorded an impairment charge as of that date. Impairment loss amounted to $0 and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $0 for the three and nine months ended September 30, 2021, respectively.

Amortization expense was $0.2 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $1.4 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The estimated aggregate future amortization expense is as follows (in thousands):

2022 (remaining)	$169
2023	675
2024	512
2025	23
2026	18
2027	17
Thereafter	133
Total Amortization	$1,547

NOTE 10 – INVESTMENT

In accordance with ASC 325-20, “Cost Method Investments,” equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

 From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $0.5 million which shall bear interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. As of September 30, 2022 and December 31, 2021, the Company recorded an investment in ReLeaf using the cost method of accounting and recorded accrued interest relating to these Loans as well as a reserve on the investment. As of the filing date of this Quarterly Report, the Company has agreed to convert the Loans and receive Shares as per the Loan terms. The issuance of such shares to the Company is currently pending.

Our investment, at cost, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Investment in ReLeaf Europe B.V.	$566	$566
Valuation reserve	(350)	(350)
Investment, net	$216	$216

As of September 30, 2022 and December 31, 2021, the net investment is based on management’s best estimate of net realizable value, which resulted in a valuation reserve amount of $0.4 million and $0.4 million, respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Accounts payable	$14	$1,722
Refunds and returns liability	5	445
Accrued interest expense	222	390
Accrued payroll	-	178
Accrued vacation leave	60	173
Accrued expenses	813	243
Sales tax payable	317	334
Accrued Expenses	$1,431	$3,485

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

In August 2020, the Company entered into an unsecured promissory note (the “August Note”) with John Bell (“Mr. Bell”), for a principal amount of $0.2 million. The August Note was due on August 6, 2021 and had an interest rate of 8% per annum, payable in quarterly payments. On August 6, 2021, both the Company and Mr. Bell agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $0.2 million and an interest rate of 10% per annum, payable at maturity. The Secured August Note was due on June 30, 2022 and was secured by all the Company’s personal property. On July 22, 2022, the Secured August Note was paid.

In October 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the Chief Executive Officer of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $0.1 million is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note was due on September 30, 2021 and had an interest rate of 8% per annum. On November 9, 2020, a payment of $0.3 million was made and applied to principal only. On June 30, 2021, both the Company and the Chief Executive Officer of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the Chief Executive Officer of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.05 million and an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note was secured by all the Company’s personal property. The Secured Duitch Note was due on April 15, 2022, and on July 22, 2022, the Secured Duitch Note was paid.

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with Mr. Bell for a principal amount of $0.05 million. The Secured November Note was due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured November Note was secured by all the Company’s personal property. On July 22, 2022, the Secured November Note was paid.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szaprio”) for a total principal amount of $0.7 million. The Secured Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured Notes were secured by all the Company’s personal property. On July 22, 2022, the Secured Notes were paid.

On January 12, 2022, the Company entered into a secured promissory note (the “Secured January Note”) with the Chief Executive Officer of Sera Labs for a principal amount of $0.04 million (the “Second Duitch Note”) with an interest rate of 10% per annum, payable at maturity. The Second Duitch Note was secured by all the Company’s personal property. The Second Duitch Note was due on April 11, 2022, and on July 22, 2022, the Second Duitch Note was paid.

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szaprio for a total principal amount of $0.2 million. The Secured January Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured January Notes were secured by all the Company’s personal property. On July 22, 2022, the Secured January Notes were paid.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12,000 per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the three and nine months ended September 30, 2022 was $27,000.

As of September 30, 2022 and December 31, 2021, the Company recorded $0 and $0.1 million, respectively, of accrued related party interest and is recorded in accrued expenses. Interest expense in regard to related party payables for the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.04 million, respectively.

NOTE 13 – LOANS PAYABLE

Loans payable consists of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021

Loan due September 29, 2022, monthly payments including interest at 4.32% per annum; unsecured	$-	$195
Loan due June 6, 2022, monthly payments including interest at 4.42% per annum; unsecured	-	40
Loan due June 6, 2023, monthly payments including interest at 8.07% per annum; unsecured	38	-
Current portion of loan payable	(38)	(235)
Loan payable, less current portion	$-	$-

Interest expense for the three and nine months ended September 30, 2022 was $0.003 million and $0.006 million, respectively. Interest expense for the three and nine months ended September 30, 2021 was $0.001 million and $0.003 million, respectively.

NOTE 14 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Note to an individual, non-interest bearing, unsecured and due on demand	$-	$50
Secured Promissory note to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	-	270
Secured Promissory note to a company originally due May 18, 2021 due June 30, 2022; interest at 10% per annum payable at maturity	-	540
Secured Promissory note to a company originally due January 13, 2022 was due June 30, 2022; interest at 10% per annum payable at maturity	-	500
Secured promissory notes to a company originally due April 8, 2022 and October 30, 2021 was rolled into a new secured promissory notes now due June 30, 2022; interest at 10% per annum payable at maturity	-	502
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	-	300
Secured promissory note to a company due May 31, 2022; interest at 10% per annum payable at maturity	-	100
Promissory notes to a company, non-interest bearing; due on demand	-	415
Secured promissory notes to a company originally due June 30, 2022; interest at 10% per annum payable at maturity	-	200
Secured promissory notes to a company originally due June 30, 2022; interest at 10% per annum payable at maturity		-
Current portion of note payable	$-	$2,877

In May 2020 and August 2020, the Company entered into unsecured promissory notes (the “ Notes”) with an investor for $0.3 million and $0.5 million, respectively. The Notes were due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New August & May Notes”) with a new principal amount of $0.3 million and $0.5 million, respectively. The New August & May Notes were due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New August & May Notes were secured by all the Company’s personal property. On July 22, 2022, the New August & May Notes were paid.

In January 2021 and February 2021, the Company received a total of $0.5 million from an investment company in exchange for a promissory note. At the time the Company received the $0.5 million, terms of promissory note were not yet finalized. In October 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into a new secured promissory note (“New January 2021 Note”) with a principal amount of $0.5 million. The New January 2021 Note was due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New January 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the New January 2021 Note was paid.

In April 2021 and September 2021, the Company received $0.3 million and $0.3 million, respectively, from an investment company in exchange for two promissory notes. At the time the Company received the total amount of $0.5 million, terms of promissory notes were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New April & September 2021 Notes”) with principal amounts of $0.3 million and $0.3 million. The New April & September 2021 Notes were due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New April & September 2021 Notes were secured by all the Company’s personal property. On July 22, 2022, the New April & September 2021 Notes were paid.

In October 2021, the Company received $0.3 million from an investment company in exchange for a secured promissory note (“October 2021 Note”). The October 2021 Note was due on May 31, 2022 and had an interest rate of 10% per annum, payable at maturity. The October 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the October 2021 Note was paid.

In November 2021, the Company received $0.1 million from an investment company in exchange for a secured promissory note (“November 2021 Note”). The November 2021 Note was due on May 31, 2022 and had an interest rate of 10% per annum, payable at maturity. The November 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the November 2021 Note was paid.

From October 2021 to December 2021, the Company received at total of $0.4 million from an investment company in exchange for promissory notes. On July 22, 2022, these promissory notes were paid.

In December 2021, the Company received at total of $0.2 million from an investment company in exchange for secured promissory note (“December 2021 Note”). The December 2021 Note was due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The December 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the December 2021 Note was paid.

On January 18, 2022, the Company received $0.2 million from an investment company in exchange for a secured promissory note (“January 2022 Note”). The January 2022 Note was due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The January 2022 Note was secured by all the Company’s personal property. On July 22, 2022, the January 2022 Note was paid.

Interest expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

NOTE 15 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share (the price per share of the latest closing of a debt or equity offering by the Company greater than $3.0 million); accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the notes or convert them into shares of common stock of the Company. The beneficial owners of the notes have not yet communicated their intent to either receive payment or shares.	$550	$550
Current portion of convertible promissory notes	$550	$550

Fair value of Series A and B convertible promissory notes consists of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021

Series A subordinated convertible note at fair value	$3,136	$3,074
Series B subordinated convertible note at fair value	11,848	11,858
Total convertible promissory notes	14,984	14,932
Less: Investor Note offset – Series B Note	(5,000)	(5,000)
Carrying value of convertible promissory notes at fair value	9,984	9,932
Less: current portion of convertible promissory notes at fair value	(9,984)	(9,932)
Convertible promissory notes, less current portion	$-	$-

In October 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of a series of two convertible notes with an aggregate principal amount of $11.5 million. Concurrently, the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6.9 million in a private placement (the “Private Placement”).

The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note to be issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company will receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. In certain circumstances, the Investor Note may be automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount. During the year ended December 31, 2020, the Company received $1.0 million from the Investor Note, leaving a remaining balance of $5.0 million of the Investor Note as of December 31, 2020, which is netted against the Series B Note and included in convertible promissory notes in the unaudited condensed consolidated balance sheet.

The placement agent received a placement agent fee of $306,000 at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note, the Company’s net cash proceeds at the closing were approximately $2,340,000. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be an additional $480,000, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8,850,000. In addition, the placement agent received a warrant (the “Warrant”) exercisable for two years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under “Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

The Series A Note matures on October 30, 2022 and the Series B Note matured on October 30, 2021 (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default.

On January 5, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding Common Stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from the Company on account of any payment obligations of the Company under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. As of September 30, 2022, the Series B Note is in default and as of the date of this Quarterly Report, the Series A Note is in default. No action from the lender has been pursued on either Convertible Note as of the date of this Quarterly Report. On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions.  The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. As of the filing date of this Quarterly Report, the Investor has not filed a response to the complaint.

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

Conversion Limitation

The Investor will not have the right to convert any portion of the Convertible Notes, to the extent that, after giving effect to such conversion, the Investor (and other certain related parties) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. This limit may, from time to time, be increased, up to 9.99%, or decreased; provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

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

Fair Value Option for the Series A and B Notes

The Company elected the fair value option under ASC 825, “Financial Instruments,” for both the Series A and B Notes and accounted for the Notes as follows (1) the portion of the change in the liability’s fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income (2) the remaining change in the liability’s fair value in net income (3) the excess of the fair value over the proceeds is recognized as an expense and (4) upfront costs and fees are recognized in earnings as incurred gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. The Company recognized a loss of $4.4 million and $5.1 million at the time of issuance of the Series A and B Notes, respectively, as a result of the make whole provision noted within the debt arrangements as the debt holders would be awarded a variable number of shares at the time of conversion which would always equate to an amount greater than the principal amount of the debt.

The Company recorded a loss of $0.1 million and $0.6 million relating to the Series A and B Notes, respectively, attributed to the change in fair value of the Series A and B Notes for the nine months ended September 30, 2022 and were recorded in the unaudited condensed consolidated statement of operations. The Company recorded a gain of $1.0 million and a gain of $0.1 million relating to the Series A and B Notes, respectively, attributed to the change if fair value of the Series A and B Notes for the nine months ended September 30, 2021 and were recorded in the unaudited condensed consolidated statement of operations.

As of September 30, 2022, the Company has valued the Series A and B notes without consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under the default terms was considered remote.  If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either a cash payment of approximately $4.4 million or the issuance of 12,519,597 shares of the Company’s common stock at the option of the Investor.

NOTE 16 – WARRANT AGREEMENTS

During the nine months ended September 30, 2022 and 2021, the Company did not issue any warrants.

Warrants that vest at the end of a one-year period are amortized over the vesting period using the straight-line method.

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	1.58	-
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(949,917)	2.31	-
Outstanding, September 30, 2022	615,530	$1.99	0.75
Exercisable at September 30, 2022	615,530	$1.99	0.75

Warrant summary as of September 30, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.98–$2.00	615,530	0.75	$1.99	615,530	$1.99
	615,530	0.75	$1.99	615,530	$1.99

Warrant summary as of December 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$ 1.98–$2.31	1,565,447	0.66	$2.18	1,565,447	$2.18
	1,565,447	0.66	$2.18	1,565,447	$2.18

There were no warrants granted during the three and nine months ended September 30, 2022 and 2021.

The aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2022 was $0.

NOTE 17 – STOCK INCENTIVE PLAN

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan” or the “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. On November 28, 2020, the Company registered an additional 5,000,000 shares of common stock of the Company that are available to be granted.

The Board of Directors of the Company (the “Board”) has determined that it is in the best interests of the Company and its stockholders to provide additional incentives for certain employees, including executive officers, and non-employee members of the Board by granting to them awards with respect to the common stock of the Company pursuant to the Plan. The Plan seeks to achieve this purpose by providing for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, cash-based awards and other stock-based Awards (“Awards”). The Plan will continue in effect until its termination by the Compensation Committee; provided, however, that all Awards must be granted, if at all, within ten (10) years from the Effective Date.

The Company issued 1,351,688 RSUs to board members and 200,000 Nonstatutory Stock Options (“NSOs”) to an employee of the Company and did not issue any incentive stock options (“ISOs”) or restricted common stock (“RCS”) during the nine months ended September 30, 2022. The Company issued 650,801 NSOs to employees of the Company and did not issue any ISOs, RCS or RSUs during the nine months ended September 30, 2021. Vesting periods for awarded RCS, ISOs and NSOs range from immediate to quarterly over a 4-year period. Vesting period for RSUs is the earlier of (i) the day prior to the next annual meeting of stockholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISOs and NSOs awarded, the term to exercise their ISO or NSO is 10 years.

The Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the nine months ended September 30, 2022 and it is improbable that the performance-based condition will be met.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,555,526	0.95	9.25
Exercised	-	-	-
Forfeited/Expired	(611,250)	0.97	-
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	200,000	0.34	9.81
Exercised	-	-	-
Forfeited/Expired	(2,067,519)	1.44	-
Outstanding, September 30, 2022	5,362,549	$1.41	7.62
Exercisable at September 30, 2022	3,173,469	$1.55	7.13

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.34 - $4.01	5,362,549	7.62	$1.41	3,173,469	$1.55
	5,362,549	7.62	$1.41	3,173,469	$1.55

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2022 was $0.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 amounted to $0.05 million and $1.1 million, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2022 was $0.2 million and $0.9 million, respectively. Compensation expense related to stock options was $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the total unrecognized fair value compensation cost related to unvested stock options was $0.6 million, which is to be recognized over a remaining weighted average period of approximately 0.9 years.

The weighted-average fair value of options granted during the three months ended September 30, 2022 and 2021, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	September 30, 2022	September 30, 2021
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.75%	-%
Expected stock price volatility	70.0%	-%
Expected dividend payout	-	-
Expected option life (in years)	7	-
Expected forfeiture rate	0%	-%

Restricted Stock

Subject to the restrictions set with respect to the particular Award, a recipient of restricted stock generally shall have the rights and privileges of a shareholder, including the right to vote the restricted stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the restricted stock shall be withheld for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld. The cash dividends or stock dividends so withheld and attributable to any particular share of restricted stock (and earnings thereon, if applicable) shall be distributed to the recipient in cash or, at the discretion of the Board or Board Committee, in shares of common stock having a fair market value equal to the amount of such dividends, if applicable, upon the release of restrictions on the restricted stock and, if the restricted stock is forfeited, the recipient shall have no right to the dividends.

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	50,000	$1.60
Granted	338,443	1.20
Vested	(338,443)	1.26
Forfeited/Expired	-	-
Non-vested, December 31, 2021	-	-
Granted	921,664	0.31
Vested	(921,664)	0.31
Forfeited/Expired	-	-
Non-vested, September 30, 2022	-	$-

Compensation expense related to restricted shares for the three and nine months ended September 30, 2022 was $0.2 million and $0.2 million, respectively. Compensation expense related to restricted shares for the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively.

Restricted Stock Units

The terms and conditions of a grant of RSUs shall be determined by the Board or a Board Committee. No shares of common stock shall be issued at the time a RSU is granted. A recipient of RSUs shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to a RSU, the Company will either issue to the recipient, without charge, one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	431,578	$1.33
Granted	629,338	0.74
Vested	(411,027)	1.33
Forfeited/Expired	(61,654)	1.33
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, September 30, 2022	1,351,688	$0.29

At September 30, 2022 and December 31, 2021, the Company had approximately $0.4 million and $0.4 million, respectively, of total unrecognized compensation expense related to restricted stock units. As of September 30, 2022 and December 31, 2021, compensation will be recognized over a weighted-average period of approximately 0.75 years and 0.85 years, respectively.

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively. Compensation expense related to restricted stock units was $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses.

NOTE 18 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, there were 71,376,799 and 68,201,900 shares of the Company’s common stock issued and outstanding, respectively.

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

From January 1, 2021 to September 30, 2021, the Company issued an aggregate of 1,439,394 common stock shares at a price per share of $1.32 in connection to conversion of $1.9 million of the Series A Note and 2,597,951 common stock shares at prices per share ranging from $0.43 to $0.64 in connection to the make-whole-amounts totaling $1.3 million per the terms of the Series A Note.

 From January 1, 2022 to September 30, 2022, the Company issued 1,364,899 common stock shares, at prices per share ranging from $0.31 to $0.70 in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.7 million.

From January 1, 2022 to September 30, 2022, the Company issued 145,000 common stock shares, at a price per share of $0.29 in connection to several consulting agreements. The total value of these issuances was $0.04 million. Prior to issuance of these shares the Company recorded common stock issuable during 2021 and 2022.

From January 1, 2022 to September 30, 2022, the Company issued an aggregate of 1,665,000 common stock shares including 1,192,369 shares at a price per share of $0.19, the Alternative Conversion Price (as defined in the Series B Note), in connection to the conversion of $0.2 million of the Series B Note and 472,631 shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $0.2 million per the terms of the Series B Note.

Common Stock Issuable

In 2018, the Company entered into an amendment to extend the maturity date of a convertible promissory note. As compensation for extending the note, the Company is to issue 150,000 shares of its common stock at a price of $2.05 per share. As of the filing of this Quarterly Report, the Company has not yet issued these shares and has recorded common stock issuable of $0.3 million.

NOTE 19 – BUSINESS COMBINATION

Sera Labs Acquisition

In October 2020, the Company acquired all of the issued and outstanding stock of Sera Labs in exchange for consideration of, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash and (ii) up to 6,909,091 shares of the Company’s common stock. Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. On August 11, 2022, the Board agreed to extend the period in which the Clawback Shares may be earned to December 31, 2024.

The acquisition was accounted for in accordance with ASC 805. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 12,897,115 total potential shares to be issued, 5,988,024 shares are considered contingent shares based on the achievement of certain sales and gross margin milestones (“Contingent Shares”). Under ASC 480-10-25, based on the variable number of shares to be issued as part of the acquisition, the fair value of the Contingent Shares of $3.2 million was initially recorded as a liability as contingent stock consideration as of October 2, 2020.

The following table presents the change in fair value of contingent stock consideration (in thousands):

(Dollars in thousands)	Fair Value of Contingent Stock Consideration
Fair value at December 31, 2021	$1,430
Fair value at September 30, 2022	917
Net change in fair value for the nine months ended September 30, 2022	$(513)

NOTE 20 – INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

                In September 2018, the Company entered into a multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). In October 2020, the Company filed a demand to commence arbitration against Canopy for Canopy’s failure to perform under the License Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys. The Company recognized a settlement income of $2.4 million during 2021 as a result of this agreement.

During the three months ended September 30, 2022 and 2021, the Company did not recognize any revenue relating to work completed in regard to the transfer of technology fee as discussed in the License Agreement.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor referenced in Note 15, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions.  The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. As of the filing date of this Quarterly Report, the Investor has not filed a response to the complaint.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of September 30, 2022, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2022, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2022 and December 31, 2021.

Operating leases

The Company currently maintains its corporate offices at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411 which was previously occupied solely by Sera Labs. The 3,822 square feet of office space was absorbed by the Company in connection with its acquisition of Sera Labs in October 2020. The lease agreement (the “Lease”) which expires on April 30, 2024 contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term of the contract when it has determined it is reasonably certain to exercise the option. The lease provides for the payment of base monthly rent in the amount of $0.01 million during the first 12 months of the term with annual increases, over the base monthly rent then in effect, by 3%. If the Lease is terminated based on the occurrence of an “event of default,” the Company will be obligated to pay the abated rent to the lessor.

 Following the Asset Sale, the Company vacated its offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033. The month-to-month lease was assumed by the Buyer.

Total rent expense was $0.01 million and $0.03 million for the three months ended September 30, 2022 and 2021, respectively. Total rent expense was $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” and has recognized a right-of-use asset and a lease liability based on the present values of its lease payments over its respective lease term. The Company used the services of a valuation company to compute the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available on the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

As of September 30, 2022, the current portion and long-term portion of operating lease liability is $0.1 million and $0.1 million, respectively.

The future payments due under the operating lease as of September 30, 2022 are as follows (in thousands):

Years
2022 (remaining)	$33
2023	138
2024	46
Undiscounted cash flow	217
Effects of discounting	(18)
Lease liabilities recognized	$199

Operating leases

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2022 and December 31, 2021 (in thousands, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Operating leases
Right-of-use assets, net	$186	$257

Right-of-use lease liabilities, current	$118	$104
Right-of-use lease liabilities, noncurrent	81	174
Total operating lease liabilities	$199	$278

Weighted average remaining lease term
Operating leases	1.58 years	2.29 years

Weighted average discount rate
Operating leases	11.30%	11.30%

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events were evaluated through the filing date of this Quarterly Report, November 21, 2022, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

CURE Pharmaceutical Holding Corp. (“CURE”), its wholly-owned subsidiaries including The Sera Labs, Inc. (“Sera Labs”) (collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a broad platform technology company focusing on the development and manufacturing of nutraceutical formulation and delivery technologies in novel dosage forms to improve safety, efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop wellness products using our proprietary technology and may grant product rights to third parties responsible for marketing, sales and distribution, while retaining exclusive rights to produce and market, sell and distribute branded health, wellness, and beauty products through Sera Labs.

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require FDA approval but do require following all good manufacturing practices (GMPs). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products.

Recent Developments

On July 22, 2022, we completed the sale of certain assets comprising our pharmaceutical business segment of the Company pursuant to that certain Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain of our assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. We retained 15 other patents not included in the Asset Sale, which we expect to monetize through product development, licensing arrangements and/or the sale of such patents. In connection with the Asset Sale, the Buyer assumed the Oxnard, CA facility lease and hired the related employees based at the facility.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and rising interest rates, and many economists believe that a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

Geopolitical Conditions

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Effects of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. There continues to be considerable uncertainty around the duration of the pandemic and its resultant economic effects. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;
•	the duration and spread of the outbreak;
•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;
•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, and our product offerings;
•	other business disruptions that affect our workforce;
•	the impact on capital and financial markets; and
•	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future.

Any potential impact to our results will depend on to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022.

Supply Chain

Global business interruptions may adversely impact our third-party relationships whom we rely upon in our business as well as manufacturers, suppliers, and makers of raw materials. If any such parties are adversely impacted by supply chain restrictions, or if they cannot obtain the necessary supplies, or if such third parties need to prioritize other products or customers over us, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business. Third party manufacturers may also need to implement measures and changes, or deviate from typical requirements because of the COVID-19 pandemic that may otherwise adversely impact our supply chain or the quality of the resulting products or supplies.

Seasonality

Our business could be affected by seasonal variations. However, taken as a whole, seasonality does not have a material impact on our financial results.

RESULTS OF OPERATIONS

The following discussion for our results of operations does not include the loss from our discontinued operations which was $0.7 million and $7.0 million for the three and nine months ended September 30, 2022, respectively. The significant component of the losses from discontinued operations was the impairment of goodwill amounting to $2.7 million for the three months ended March 31, 2022 and $2.0 million for the three months ended June 30, 2022 for a total impairment loss of $4.7 million for the nine months ended September 30, 2022.

Revenue for the Three and Nine Months Ended September 30, 2022 and 2021

Revenue for the three and nine months ended September 30, 2022 was $1.8 million and $4.0 million, respectively, as compared to $1.4 million and $4.7 million, respectively, for the three and nine months ended September 30, 2021. The decrease in revenue was mainly due to financial constraints to market and promote Sera Labs products resulting in a decrease in unit sales in our DTC channel of distribution when compared to the previous period and the discontinuation of the sale of personal protective equipment (PPE) in the second quarter of 2021 ($0.4 million). However, this decrease was offset in part by an increase in unit sales in our wholesale channel of distribution related to sales of our Seratopical Revolution™ products in one of the largest retail stores in the United States.

Cost of Goods Sold

Cost of goods sold was $0.4 million and $0.8 million, respectively, in the three and nine months ended September 30, 2022 compared to $0.4 million and $1.5 million, respectively, in the three and nine months ended September 30, 2021. Cost of goods sold decreased by approximately $0.1 million and $0.6 million during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily due to the decrease in DTC and PPE sales offset in part by higher gross margin due to lower product costs during the three and nine months ended September 30, 2022 compared to the same periods in 2021.

Research and Development Expenses

For the three and nine months ended September 30, 2022 and 2021, research and development expenses were included in the loss from disposal group.

Selling, General and Administrative Expenses

Our expenses for the three and nine months ended September 30, 2022 are summarized as follows in comparison to our expenses for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Consulting	$123	$220	$366	$496
Salaries and wages	384	494	1,044	1,442
Selling, general and administrative	2,399	2,719	5,718	9,487
Professional services and investor relations	200	130	1,001	643
Non-cash compensation	506	653	1,352	2,114
Total selling, general and administrative expenses	$3,612	$4,216	$9,481	$14,182

Consulting

Consulting expense decreased by $0.10 million and decreased by $0.13 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. The Company has reduced the number of consultants used during the nine months period ended September 30, 2022 compared to the same period in 2021, resulting in a decrease in consulting expenses.

Salaries and Wages

Salaries and wages expense decreased by approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. This was due to the decrease in the number of employees during the 2022 period when compared to the same period in 2021.

Selling, General and Administrative

Selling, general and administrative expense decreased by approximately $0.3 million and $3.8 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. Sera Labs marketing expenses and other selling expenses for the nine months ended September 30, 2022 decreased by approximately $2.4 million, as compared to the same period for 2021, due lack of available cash flow. Also, the selling, general and administrative expense for the Cure operation decreased by approximately $1.4 million due to cost elimination after the sale of the pharmaceutical operations the Company during the 2022 periods when compared to the same periods in 2021 as well as a decrease in other general administrative expenses in the 2022 periods compared to the 2021 periods.

Professional Services and Investor Relations

Professional services and investor relations expenses increased by approximately $0.07 million and increased by approximately $0.4 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. This was primarily due to the Company looking to a new investor relations firm to help increase awareness of our Company with potential new investor base. As a result, we did not utilize the same investor relations firm during the 2022 period as we did in the 2021 period.

Non-cash Compensation

Non-cash compensation expense decreased by approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. This was primarily due to the Company recording the fair value of an increased number of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three and nine months ended September 30, 2021 and did not issue nearly as many stock options and restricted stock during the same periods in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by approximately $0.3 million and decreased by approximately $0.4 million for the three and nine months ended September 30, 2022, respectively, as compared the three and nine months ended September 30, 2021. The change in fair value of contingent stock consideration during the three and nine months ended September 30, 2022 was based on the extension of the Sera Labs earnout period and a change in the probability percentages of achieving the milestones which was different compared to the probability percentages estimates used in the same period in 2021. In addition, the decrease in the stock price resulted in a decrease in the fair value of the contingent stock consideration.

Impairment of Intangibles

Impairment losses amounted to $0 and $4.6 million for the three and nine months ended September 30, 2022, respectively, as compared to no impairment losses in the three and nine months ended September 30, 2021. The Company’s management determined that the customer relationships have no future value and were written down to $0 as of June 30, 2022.

Other Income/ (Expense)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands)
Interest income	$14	$2	$17	$4
Gain from settlement	-	-	82	2,434
Gain on extinguishment of debt	-	7	40	741
Loss on sale of property, plant and equipment	-	-	-	(41)
Change in fair value of convertible promissory notes	(411)	772	(718)	1,112
Interest expense	(6)	(178)	(393)	(377)
Other income	-	-	26	-
Total other income (expense), net	$(403)	$603	$(946)	$3,873

Other income/(expense) decreased by approximately $1.0 million and $4.8 million during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively. This was primarily due to (i) a decrease in the change in fair value of convertible promissory notes of $1.8 million during the nine months ended September 30, 2022, (ii) recording of settlement income of $0.08 million during the nine months ended September 30, 2022 compared to $2.4 million during the nine months ended September 30, 2021 and (iii) a decrease in the gain on extinguishment of debt of the PPP loan that was forgiven during the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We had net cash used by operating activities for the period ended September 30, 2022 of $8.5 million and the cash balance was $4.4 million as of September 30, 2022 and stockholders’ deficit of $0.2 million. We believe our current cash balances coupled with anticipated cash flow from operating activities will not be not sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

As of September 30, 2022 and December 31, 2021

Working Capital Deficit (in thousands)

	September 30, 2022	December 31, 2021
Current assets	$8,251	$1,781
Current liabilities	(15,056)	(24,261)
Working capital (deficiency)	$(6,805)	$(22,480)

Working capital deficit as of September 30, 2022 was approximately $6.8 million, as compared to a working capital deficit of approximately $22.5 million as of December 31, 2021. As of September 30, 2022, current assets were approximately $8.3 million, comprised primarily of (i) cash of approximately $4.4 million, (ii) accounts receivable, net of approximately $0.5 million, (iii) inventory, net of approximately $0.6 million, (iv) prepaid expenses and other assets of approximately $0.5 million and (v) current notes receivable of $2.2 million. As of December 31, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of approximately $0.02 million, (ii) accounts receivable, net of approximately $0.4 million, (iii) inventory, net of approximately $0.6 million, (iv) prepaid expenses and other assets of approximately $0.4 million and (v) current assets held for sale of approximately $0.3 million.

As of September 30, 2022, current liabilities were approximately $15.1 million, comprised primarily of (i) approximately $10.5 million in notes payable, convertible notes payable and fair value of convertible promissory notes (ii) $0 in related party payable, (iii) approximately $1.6 million in accounts payable; (iv) approximately $1.4 million in accrued expenses, (v) approximately $0.1 million of operating lease payables, (vi) contingent stock consideration of approximately $0.9 million and (vii) contract liabilities of approximately $0.4 million. Comparatively, as of December 31, 2021, current liabilities were approximately $24.3 million, comprised primarily of (i) approximately $15.6 million in loans, notes, related party payables, convertible notes payable and fair value of convertible promissory notes, (ii) approximately $2.8 million in accounts payable; (iii) approximately $0.3 million in contract liabilities, (iv) approximately $3.5 million in accrued expenses, (v) approximately $0.1 million of operating lease payables, (vi) contingent share considerations of approximately $1.4 million and (vii) current liabilities held for sale of approximately $0.5 million.

Net Cash (in thousands)

	For the Nine months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(8,487)	$(2,657)
Net cash provided by (used in) investing activities	13,891	(99)
Net cash provided by (used in) financing activities	(977)	1,195
Net increase (decrease) in cash	$4,427	$(1,561)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $8.5 million during the nine months ended September 30, 2022. This was primarily due to the net loss from continuing operations of approximately $11.4 million, the change in fair value of contingent stock  consideration approximately of $0.5 million and the net loss from disposal group of approximately $7.0 million, offset in part by (i) the fair value of vested stock options and restricted stock of approximately $1.4 million, (ii) the change in fair value of convertible promissory notes of approximately $0.7 million, (iii) depreciation and amortization of approximately $1.4 million, (iv)the increase in accrued assets and liabilities held for sale of approximately $4.3 million, and (v) the impairment of intangibles other than goodwill of $4.6 million .

Comparatively, net cash used in operating activities was approximately $2.7 million during the nine months ended September 30, 2021. This was primarily due to the net loss from continuing operations of approximately $6.2 million and the loss from disposal group of approximately $2.7 million, which included the change in fair value of convertible promissory notes of $1.1 million and the gain from extinguishment of debt of $0.7 million, offset in part by (i) stock-based compensation of approximately $0.7 million, (ii) the fair value of vested stock options and restricted stock of approximately $2.5 million, (iii) depreciation and amortization of approximately $1.7 million, and (iv) the change in fair value of contingent stock consideration.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of approximately $13.9 million during the nine months ended September 30, 2022 was due to proceeds received from the sale of certain pharmaceutical assets. Comparatively, net cash used in investing activities of approximately $0.1 million during the nine months ended September 30, 2021 was due to the collection of a note receivable of approximately $0.2 million offset by (i) the purchase of a note receivable of approximately $0.2 million and (ii) the purchase of property and equipment for approximately $0.1 million.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of approximately $1.0 million during the nine months ended September 30, 2022 was primarily due to repayment of notes payable of $3.1 million and $2.2 million for related party payable offset in part by the proceeds of debt in the amount of $4.6 million. Correspondingly, net cash provided by financing activities of approximately $1.2 million during the nine months ended September 30, 2021 was primarily due to (i) proceeds from notes payable of $1.0 million and (ii) proceeds from related party payables in the amount of $0.4 million offset in part by the repayment of loans payable of $0.2 million.

The total consideration received in connection with the Asset Sale was $20.0 million, which consisted of (i) the cancellation of indebtedness owed by the Company to the Buyer in the amount of $4.15 million, (ii) a $2.0 million payable in the form of a secured promissory note due July 22, 2023 which bears interest at 2.63% per annum, and (iii) the remainder of $13.85 million in cash reduced by approximately $41,000 for certain liabilities that the Buyer assumed at the closing. A portion of the net proceeds from the sale was used to pay down debt and related accrued interest ($5.6 million) and the balance is available for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan. The Company retained 15 patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. In connection with the Asset Sale, the Buyer assumed the Oxnard, CA facility lease and hired the related employees based at the facility reducing the Company’s overhead and operating expenses as of the closing.

In the event that such working capital is insufficient, we may need to raise additional operating capital in the fourth quarter of 2022 and the calendar year 2023 in order to maintain our operations and to realize our strategic plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or condition.

Our 2021 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in this Quarterly Report. There have been no material changes to these policies reported in our 2021 Annual Report. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in this Quarterly Report for information regarding recently adopted accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information for this Item is not required as we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this assessment, management, including the Company’s Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2022, the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2022. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2021, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.

The following are the primary remediation efforts made by the Company:

•	prepare accounting memos relating to the debt issuances made by the Company during 2021 and 2020 which include derivative and warrants;
•	review fair value of convertible promissory notes in relation to the Series A and B Notes;
•	review of impairment of long-lived assets including goodwill and intangibles; and
•	review periodic reports to ensure the appropriate disclosures are made within the SEC filed documents.

Additionally, management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and is enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.  After several meetings between the consultants and key accounting personnel the following actions were completed:

•	adoption of COSO;
•	SOX risk assessment memo;
•	entity level COSO mapping; and
•	SOX control narratives for financial reporting as well as other processes.

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended September 30, 2022. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting. However, we anticipate that there could be changes in our internal controls over financial reporting for the fiscal quarter ending December 31, 2022 primarily as a result of the completion of the Asset Sale and the related management transition.

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

The information contained in “Note 21 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2021 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022, as well as in other documents we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

CURE PHARMACEUTICAL HOLDING CORP.

Dated: November 21, 2022	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: November 21, 2022	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

