Form 10-K
period 2022-12-31
Avenir Wellness Solutions, Inc.
filed 2023-07-28
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-204857

AVENIR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-1504639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (424) 273-8675

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:	Trading symbol(s)	Name of market on which traded
Common stock, par value $0.001	CURR	OTC Expert Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $12.4 million, as computed by reference to the closing price of such common stock on the OTCQB Market on such date.

There were 71,704,091 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVENIR WELLNESS SOLUTIONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.)

2022 FORM 10-K ANNUAL REPORT

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or variations thereof, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	the length and severity of the novel coronavirus (“COVID-19”) pandemic and its impact on the global economy and our financial results;

•	our ability to obtain additional and substantial funding on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

•	our ability to maintain compliance with the terms and conditions of our existing financing arrangements;

•	the ability of our Company and/or a partner to obtain required governmental approvals, including product patent approvals;

•	the ability of our Company and/or a partner to develop and commercialize products that can compete favorably with those of our competitors;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Exchange Act, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified officers, employees and consultants as necessary; and

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless otherwise indicated or the context requires otherwise, as used in this Annual Report, the words “we,” “us,” “our,” the “Company,” “our Company” or “Avenir” refer to Avenir Wellness Solutions, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

This Annual Report includes our trademarks and trade names, which is our property and is protected under applicable intellectual property laws. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

ITEM 1. BUSINESS

Overview

Avenir Wellness Solutions, Inc. (f/k/a CURE Pharmaceutical Holding Corp.) (“Avenir”), including its wholly-owned subsidiary, The Sera Labs, Inc. (“Sera Labs”), is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced by consumers. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands through Sera Labs and the licensing and/or sale of the rights to such technologies to third parties for their use.  Development may include conduction of clinical trials for substantiation of efficacy of our products.

Sera Labs is engaged in the development, production and sale of our products and is a trusted leader in the health, wellness, and beauty sectors with innovative products containing cutting-edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter (“OTC”) or dietary supplements which do not require approval from the U.S. Food and Drug Administration (“FDA”) but do require following all good manufacturing practices (“GMPs”). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical® Seratopical Revolution® SeraLabs®, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, mass retailers, grocery chains and convenience stores. We also sell products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (“DTC”), via online website orders, including opt-in subscriptions.

Background

We were incorporated in the State of Nevada on May 15, 2014. On November 7, 2016, we changed our name from “Makkanotti Group Corp.” to “CURE Pharmaceutical Holding Corp.” On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware. On October 14, 2022, we changed our name from “CURE Pharmaceutical Holding Corp.” to “Avenir Wellness Solutions, Inc.”

 Business Developments

The following highlights recent material developments in our business:

•	We announced on November 22, 2022 that our revenue in the third quarter surged 32.1% year-over-year and 58.9% sequentially from the second quarter of 2022 to $1.8 million.

•	On August 16, 2022, our Board of Directors (“Board”) appointed Robert J. Costantino to serve as one of our directors.

•	On July 22, 2022, we completed the sale of certain assets comprising our pharmaceutical segment pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related inventory and machinery and equipment. We retained 15 other patents not included in the Asset Sale, which we expect to monetize through product development, licensing arrangements and/or the sale of such patents. In connection with the Asset Sale, the Buyer assumed the lease of our Oxnard, California facility where our prior corporate office and pharmaceutical business were located and hired the related employees based at the facility.

•	The Board appointed Gerald Bagg to serve as one of our directors effective as of July 22, 2022.

•	On July 22, 2022, John Bell, Joshua Held and Ruben King-Shaw, Jr. resigned as members of the Board. In connection with the resignations, the Board approved the acceleration of the vesting of an aggregate of 352,941 restricted stock units that were initially granted to Mr. Bell, Mr. Held and Mr. King-Shaw on September 23, 2021 pursuant to our non-employee director compensation policy, which were originally scheduled to vest on September 23, 2022, the one-year anniversary of the grant date.

•	On July 22, 2022, Robert Davidson resigned as our Chief Executive Officer. In connection with the resignation, the Board approved the granting of 500,000 fully-vested shares of common stock pursuant to the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Plan”).

•	On July 22, 2022, the Board appointed Nancy Duitch to serve as our Chief Executive Officer.

•	On July 22, 2022, Michael Redard resigned as our Chief Financial Officer.

•	On July 22, 2022, the Board appointed Joel Bennett to serve as our Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. In connection with the appointment, we entered into the Employment Agreement (the “Bennett Employment Agreement”) effective as of July 22, 2022. Pursuant to the terms of the Bennett Employment Agreement, Mr. Bennett will receive (i) an annual base salary of $220,000, and (ii) a grant of 200,000 stock options pursuant to the 2017 Plan. The term of employment under the Employment Agreement is a two-years commencing on July 22, 2022, with a one-year extension available, unless earlier terminated upon 30 days’ written notice by either the Company or Mr. Bennett.

•	On July 22, 2022, Mark Udell resigned as our Chief Accounting Officer.

•	We announced on May 12, 2022 that we obtained a positive finding from a study conducted at Cincinnati Children’s Hospital Medical Center using our proprietary, single dose, oral, 40,000 IU vitamin D (branded ImmunD3™ Nutri-Strips™ in the retail wellness market) in pediatric patients before stem cell therapy. Our oral Vitamin D supplement was found to be more effective than standard supplementation in achieving pre- and post-surgery vitamin D sufficiency, which is critical for reducing immune-mediated organ damage in the children receiving haematopoietic stem cell transplantation.

•	We announced on April 14, 2022 that Sera Labs’ Seratopical Revolution skincare line will be sold at select Walmart Stores, as well as CVS, and Bed Bath & Beyond stores. Sera Labs also has garnered placement for its revolutionary oral thin film strip, Nutri-Strips™ on shelves at CVS and at Target.com. The Nutri-Strip technology is proprietary to Sera Labs.

•	We announced on March 3, 2022 that the Comisión Federal para la Protección contra Riesgos Sanitarios (Mexico’s equivalent of the FDA) granted authorization for the manufacture, distribution and sale in Mexico of our Sildenafil, Vitamin D3, Electrolyte, Energy, and Sleep products in our patented Oral Thin Film dose form CUREform™.

•	On January 5, 2022, we entered into the Forbearance Agreement (the “Forbearance Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding common stock or other assets issuable upon conversion or exchange of the Series B Senior Secured Convertible Note, dated October 30, 2020, with an initial aggregate principal amount of $6,900,000 (the “Series B Note”) in accordance with the terms thereof, from us on account of any of our payment obligations under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this agreement through February 15, 2022.

Recent Developments

•	On March 8, 2023, we entered into the Employment Agreement with Ms. Duitch (the “Duitch Employment Agreement”) as our Chief Executive Officer effective as of January 1, 2023. The term of the Duitch Employment Agreement is for two years and provides Ms. Duitch with: (i) a base salary of $275,000 per year; and (ii) an incentive discretionary bonus, of which will be determined by the Compensation Committee of the Board.

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our workforce has taken place due to COVID-19.

CURE Pharmaceutical Corporation

Our wholly-owned subsidiary and divested operating business, CURE Pharmaceutical Corporation, that was located in Oxnard, California was originally incorporated in July 2011 to develop novel drug formulation and delivery technologies. This pharmaceutical business ceased operations on July 22, 2022 upon the closing of the Asset Sale.

Our Strategy

Our commercial strategy is designed to mitigate risk by pursuing a diversified model in the following categories:

Wellness and Beauty

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness products can be cosmetics, OTC or dietary supplements which do not require FDA approval but do require following all GMPs. Thus, they are less costly and faster to launch in the marketplace. We sell white labeled and private labeled wellness products, which we have produced in third-party state-of-the-art cGMP manufacturing facilities.

Sera Labs, is a trusted leader in the health, wellness, and beauty sectors with innovative products with cutting-edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary formulations. More than 25 products are sold under the brand names Seratopical™, Seratopical Revolution™ SeraLabs™, and Nutri-Strips™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, grocery chains, convenience stores and mass retailers. We also sell products under private label to major retailers and multi-level marketers, as well as DTC, via online website orders, including opt-in subscriptions.

In December 2020, Nicole Kidman became the Global Brand Ambassador and Strategic Partner for Seratopical Skincare. In addition to being the face of the brand, Nicole Kidman plays an integral role in the strategic direction of product development and messaging. This partnership allows for women of all skin tones and types to look and feel their best by using Sera Labs’ industry best ingredients.

Product Technology

As an active ingredient delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. The use of unique delivery platforms, such as oral thin film (“OTF”) used in our Nutri-Strip product line, helps distinguish Sera Labs’ products from its competitors.

Safety and Efficacy

•	Potential for rapid onset of action, which can be especially useful for insomnia or drowsiness.

•	Potential to extend active ingredient’s half-life and consequently extending dosage intervals.

•	Transmucosal delivery can improve active ingredient’s safety profile of therapy such as reduced gastric irritation.

•	Transmucosal delivery can improve active ingredient’s efficacy in consumers with gastrointestinal absorption issues.

•	Accuracy in the administered dose can be better assured for each film.

Consumer Experience and Regimen Adherence

•	Difficulty swallowing tablets and capsules can be a problem for many consumers and can lead to an inability to benefit from the positive effects of the active ingredients desired. It is estimated that over 16 million people in the United States have some difficulty swallowing. Studies in adults evaluating the effect of tablet and capsule size on ease of swallowing suggest that increases in size are associated with increases in consumer complaints related to swallowing difficulties at tablet sizes greater than approximately 8 mm in diameter. OTFs can readily be taken without the need to swallow or the use of water or other beverages.

•	Upon administration, there is a relatively low risk of the consumer choking.

•	Configured with physical dimensions such that it is relatively easy and convenient to store and carry.

•	Consumers can conveniently carry multiple dissolvable films in a pocket or wallet. A single dose of strip can be carried individually without requiring the secondary container.

•	OTFs are flexible with a pleasant mouth feel unlike oral dissolvable tablets which can be brittle.

Manufacturing and Logistics

•	The pouches containing the OTF strips offer larger printable surface areas which traditional nutraceutical product formats do not. This allows the manufacturer to adapt to rapidly evolving labeling and regulatory requirements for information and anti-counterfeiting, such as product serialization.

•	The manufacturing process has a low carbon footprint, with lower use of water for component preparation and sterilization as compared with other dosage forms.

•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.

•	Tensile strength and plasticity of OTF allow for handling single, individual dose units without damage to the dosage form.

•	Multiple SKUs can be produced by simply modifying the length of the OTF.

•	Enables anti-counterfeit management and dose management.

•	Adaptable for use with dispensing devices for self-administration.

•	Can be easily and conveniently handled, stored, and transported at room temperature.

The film platform is a versatile formulation and active ingredient delivery system for both oral (OTF) and transdermal (skin) delivery. We believe that film formulations can improve or match the pharmacokinetics of active ingredients in accordance with the desired outcome. The platform is compatible with a broad spectrum of molecules, for the formulation of nutraceutical products.

The specific advantages below are present with multiple film products and platform technologies.  Additional advantages include, but are not limited to the following:

•	loading of multiple active ingredients on one dose unit;

•	ability to accommodate high active ingredient load per dose unit (e.g. > 200 mg);

•	quickly dissolving/disintegrating (e.g. < 2 minutes);

•	potential for low moisture level (e.g. < 10 wt.% water);

•	ability to achieve desired performance characteristics while maintaining pleasant feeling in the mouth (e.g. soft, plush feeling with pliable film);

•	ability to achieve desired performance characteristics while formulating active ingredients susceptible to degradation from low pH environments, light, heat, moisture, and oxygen; and

•	multiple and unique ways to mask the sometimes bitter, metallic or salty taste of an active ingredient.

Competition

We face competition from wellness and nutraceutical companies, as well as organizations developing advanced active ingredient delivery platforms such as Lonza, Aquestive Therapeutics, BioDelivery Sciences International, IntelGenx, ARx Pharma and LTS Lohmann, which have substantially greater financial, technical and human resources than we have. Our success will be based in part on our ability to develop and manufacture products that address unmet wellness needs and create value to consumers at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ products will be critical to success.

Data Security Laws and Regulations

Our business is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

The restrictions under applicable federal and state data security laws and regulations that may affect our ability to operate include, but are not limited to:

•	numerous U.S. federal and state laws and regulations, including state data breach notification laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. In addition, the California Consumer Privacy Act, as amended (“CCPA”) contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. The CCPA has substantial penalties for non-compliance, and we continue to assess its impact on our business. Other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The collection and use of other personal data in the European Union (“EU”) is governed by the provisions of the General Data Protection Regulation (“GDPR”), an EU-wide regulation that imposes strict obligations and restrictions on the ability to collect, analyze or otherwise use, and transfer personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and administrative penalties. Compliance with GDPR may be onerous and increase our cost of doing business. These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;

•	the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, candidates for foreign political office, or public international organizations with the intent to obtain or retain business or seek a business advantage. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

If our operations are found to be in violation of any of the laws or regulations described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative mandatory penalties, imprisonment, damages, and fines. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, data security and fraud laws and regulations may prove costly.

Human Capital Resources

As of July 28, 2023, we had 14 total employees of which all are full-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Company Information

Our principal executive offices are located at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, California 91411 and our telephone number is (424) 273-8675. Our website is www.avenirwellness.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase our common stock.

Available Information

Our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are accessible free of charge on our website at www.avenirwellness.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of these risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. Certain statements contained in this section constitute forward-looking statements. See the information included in “Special Note Regarding Forward-Looking Statements” in this Annual Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Industry

The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our products that could result in delays or shortfalls in our production. In addition, our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

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

An outbreak of contagious diseases, and other adverse public health developments, such as the continued impact of the COVID-19 pandemic could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors, including the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers, any of which could have an adverse impact on our business and our financial results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of both the number of people in our target markets are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including market research, and may prove to be incorrect. Further, new studies may change the estimated market size. The number of consumers may turn out to be lower than expected.

We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize drugs that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The wellness and nutraceutical industries are highly competitive. There are many companies that are actively engaged in the research and development of products that may be similar to our product candidates.

We compete with other companies within the wellness and beauty industries, which may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc. (formerly Monosol Rx), Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing OTF products.

Compared to us, many of our competitors may have significantly greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our products. Our competitors may also develop products that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in marketing their products. These advantages could materially impact our ability to develop and commercialize our products.

Even if we successfully develop our new products, and commence the marketing of them, other products may be preferred, and we may not be successful in commercializing our products or in bringing them to market.

Additional mergers and acquisitions in the wellness and beauty industries may result in even more resources being concentrated in our competitors. As a result, these companies may achieve greater scale more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product that we may develop, or achieve earlier product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our products against competitors.

The commercial success of any current or future product will depend upon the degree of market acceptance by consumers.

The commercial success of our products will depend in part on consumer acceptance of our products as effective, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by consumers. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing products;

•	relative convenience and ease of administration;

•	the cost of our products, particularly in relation to competing products;

•	the willingness of the target consumer market to try new products;

•	the strength of marketing and distribution support and timing of market introduction of competitive products; and

•	publicity concerning our products or competing products.

Even if a potential product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be fully known until after it is launched. If our products are launched, but fail to achieve an adequate level of acceptance by consumers, we will not be able to generate sufficient revenue to become or remain profitable.

Our products under development may not gain market acceptance.

Our products may not gain market acceptance among consumers. Significant factors in determining whether we will be able to compete successfully include:

•	the efficacy and safety of our products;

•	the price and cost-effectiveness of our products, especially as compared to any competitive products; and

•	the ability to obtain and maintain patent protection.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a risk in marketing wellness and beauty products. We may face substantial product liability exposure for products that we sell. We carry product liability insurance and we expect to continue to maintain such policies. However, product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and demand for our products.

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

As of December 31, 2022, our cash and cash equivalents were approximately $2.9 million, a working capital deficit of approximately $8.0 million and an accumulated deficit of approximately $120.0 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations. Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of product development, and other related activities;

•	the cost and timing of establishing sales, marketing, and distribution capabilities; and

•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

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

We are an active ingredient and development company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our product candidates.

Since our inception, we have been operating as a wellness and beauty company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $10.6 million in 2018, approximately $21.4 million in 2019, approximately $30.6 million in 2020, approximately $13.2 million in 2021 and approximately $25.5 million in 2022. As of December 31, 2022 and 2021, we had an accumulated deficit of approximately $120.0 million and approximately $94.4 million, respectively.

We have devoted a significant portion of our financial resources to develop and market our products. We have financed our operations primarily through the issuance of equity securities and convertible notes and the sale of certain assets. The amount of our future net losses will depend, in part, on completing the development of our new products, the demand for all of our products, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities or borrowings. Even if we bring to market a new product, our future revenue will depend upon the size of the markets for which our products may achieve sufficient market acceptance, pricing, and adequate market share for our products in those markets. We expect to continue to incur significant losses until we are able to generate higher level of sales of our product, which we may not be successful in achieving. We anticipate that our expenses will increase substantially if and as we:

•	continue the research and development of our products;

•	expand our marketing and branding initiatives;

•	establish a sales, marketing, and distribution infrastructure to commercialize our products internationally;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders and restrict our operations or require us to relinquish certain intellectual property rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and the sale of certain non-core assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, regulatory trials, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities, including research and development activities, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our commercial activities, expand our development activities, and expand our infrastructure. We may need to raise additional capital to, among other things:

•	sustain commercialization of our new products;

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	finance our general and administrative expenses;

•	develop new products;

•	maintain, expand and protect our intellectual property portfolio; and

•	add operational, financial and management information systems.

We have broad discretion in the use of the net proceeds from future financings and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from future financings. Our management may not apply our cash from financing in ways that ultimately increase the value of any investment in our securities or enhance stockholder value. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from future financings in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which may result in a decline in the price of our shares of common stock, and, therefore, may negatively impact our ability to raise capital, invest in or expand our business, acquire additional products or licenses, commercialize our products, or continue our operations.

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

In addition, a general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of our products by our customers and end users. Consumer purchases of discretionary items, which could include our maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact our financial condition and results of operations.

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

Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies will hold our patents or the patents we license on an exclusive basis to be valid and enforceable. We may not be successful in defending challenges made against our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time-consuming and expensive.

The extent to which the patent rights of many companies effectively protect their technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved.

No consistent policy regarding the proper scope of allowable claims of patents held by many companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to products. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. While we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned and licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO requires compliance with several procedural, documentary, fee payment and other provisions during the patent prosecution process and following the issuance of a patent. There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent was in force.

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

Extensive litigation regarding patents and other intellectual property rights is common. Litigation may be necessary to assert infringement claims, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, USPTO interference or derivation proceedings and related legal and administrative proceedings (e.g., a re-examination) in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain.

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

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of our products by our customers and end users. Consumer purchases of discretionary items, which could include our beauty and wellness products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact our financial condition and results of operations.

 Risks Related to Common Stock

We are a “smaller reporting company” and have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a smaller reporting company.

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

We have never paid any dividends to our common stockholders and do not foresee doing so as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a regular basis. The success of an investment in us will likely depend entirely upon any future appreciation. As a result, an investor will not receive any return on their investment prior to selling our shares of common stock and, for the other reasons discussed in this “Risk Factors” section, an investor may not receive any return on their investment even when they sell our shares of common stock.

Our stock price may be volatile, and you may not be able to resell your shares at or above the purchase price.

Although our common stock is registered under the Exchange Act, and our stock is traded over-the-counter on the OTC Expert Market, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Expert Market is an over-the-counter market that provides significantly less liquidity than national securities exchanges. Quotes for stocks included on the OTC Expert Market are not listed in the financial sections of newspapers as are those listed on national securities exchanges. Therefore, prices for securities traded solely on the OTC Expert Market may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

There is no assurance that an established public trading market for our common stock will ultimately develop, and if it does develop, that it will be sustainable, which would adversely affect the ability of our investors to sell their shares of common stock in the public market.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our common stock is traded over-the-counter on the OTC Expert Market. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a national stock exchange. There may be a limited market for our stock since it is quoted on the OTC Expert Market, and trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

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

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of monies that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions, and other regulatory action, and potentially civil litigation.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified several material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result in a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the price of our stock.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include investing in information technology (“IT”) systems to enhance our operational and financial reporting and internal controls, enhancing our organizational structure to support financial reporting processes and internal controls, further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates, establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable, providing guidance, education and training to employees relating to our accounting policies and procedures. Additionally, we have hired, and plan to continue to hire, as resources permit, qualified accounting personnel to better manage our functional controls and segregate responsibilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices are located at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, California 91411. The offices consist of 3,822 square feet leased pursuant to a 60-month lease expiring April 30, 2024. Rent expense for the office was approximately $122 thousand for the year ended December 31, 2022 and $123 thousand for the year ended December 31, 2021.

We believe that our facilities are generally in good condition and suitable to conduct our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

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

On January 5, 2022, we entered into a Forbearance Agreement with the Investor pursuant to which the Investor has agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding common stock or other assets issuable upon conversion or exchange of the Series B Note in accordance with the terms thereof) from us on account of any of our payment obligations under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this Agreement through February 15, 2022. On April 12, 2022, we filed a civil action in the California Superior Court against the Investor, alleging that the Investor entered into the Securities Purchase Agreement dated as of October 30, 2020 (the “Purchase Agreement”), by and between the Company and the Investor, as an unregistered securities dealer and unlicensed finance lender in violation of California law. Our complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, we and the Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions. The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, we refiled our action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, we filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, we filed our opposition response to the Investor’s motion to dismiss. As of the filing date of this Annual Report, the Investor has not filed a response to our opposition to their motion to dismiss. Settlement discussions between the parties are ongoing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Expert Market under the symbol “CURR.” Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.

The table below sets forth the high and low closing prices of our common stock during the years indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2022		December 31, 2021
	High	Low	High	Low
First Quarter	$0.51	$0.21	$1.55	$0.89
Second Quarter	$0.40	$0.22	$0.95	$0.51
Third Quarter	$0.39	$0.22	$0.78	$0.47
Fourth Quarter	$0.25	$0.13	$0.70	$0.30

Holders of Record

As of July 28, 2023, there were approximately 270 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our Company. In the future, our Board will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends, however, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends.

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during fiscal year 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by the Company or affiliates during fiscal year 2022.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

There are 10,000,000 shares of common stock authorized for issuance under the 2017 Plan. A summary of our 2017 Plan may be found in our definitive proxy statement for our annual meeting of stockholders filed with the SEC on July 12, 2019 as well as our Form S-3 filed with the SEC on November 30, 2020.

We do not have any individual compensation arrangements with respect to our common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,169,939	$1.20	2,313,814
Equity compensation plans not approved by security holders	-	$-	-
Total	3,169,939	$1.20	2,313,814

_____________

(1)	Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 17 to our 2022 Consolidated Financial Statements included in this Annual Report.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2022 and related notes included in Part II, Item 8 of this Annual Report.

Cautionary Notice Regarding Forward Looking Statements

The information contained in this Item 7 of Part II contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Annual Report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Annual Report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments, which management expects or anticipates will or may occur in the future, including statements relating to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligations to revise these forward-looking statements to reflect any future events or circumstances.

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

Corporate Overview

Overview

We are a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands through Sera Labs and the licensing and/or sale of the rights to such technologies to third parties for their use.  Development may include conduction of clinical trials for substantiation of efficacy of our products.

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp., which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the Board and the majority stockholder of the then outstanding shares of our common stock executed a written consent to change our name from “Makkanotti Group Corp.” to “CURE Pharmaceutical Holding Corp.” The Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, we reincorporated from the State of Nevada to the State of Delaware. On September 20, 2022, the Board executed a written consent to change our name from “CURE Pharmaceutical Holding Corp.” to “Avenir Wellness Solutions, Inc.” The Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware on October 14, 2022.

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

As a result of the Share Exchange, CURE Pharmaceutical became a wholly-owned subsidiary of the Company, and the CURE Pharm Shareholders and CURE Pharm Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock. For accounting purposes, CURE Pharmaceutical was the surviving entity. As a result of the recapitalization and change in control, CURE Pharmaceutical was deemed to be the accounting acquirer in accordance with ASC 805, Business Combinations.

On May 14, 2019, the Company, and Merger Sub, a Delaware corporation and wholly-owned subsidiary of the Company, completed the transactions contemplated in the Merger Agreement with CHI, a Delaware corporation. As agreed in the Merger Agreement and pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share in exchange for all of the issued and outstanding shares of CHI.

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to the Sera Labs Merger Agreement, by and among the Company, Sera Labs Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, Sera Labs and Ms. Nancy Duitch, in her capacity as the security holder’s representative regarding the Sera Labs Merger.

Business Developments

The following highlights recent material developments in our business:

•	We announced on November 22, 2022 that our revenue in the third quarter surged 32.1% year-over-year and 58.9% sequentially from the second quarter of 2022 to $1.8 million.

•	On August 16, 2022, our Board of Directors (“Board”) appointed Robert J. Costantino to serve as one of our directors.

•	On July 22, 2022, we completed the sale of certain assets comprising our pharmaceutical segment pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related inventory and machinery and equipment. We retained 15 other patents not included in the Asset Sale, which we expect to monetize through product development, licensing arrangements and/or the sale of such patents. In connection with the Asset Sale, the Buyer assumed the lease of our Oxnard, California facility where our prior corporate office and pharmaceutical business were located and hired the related employees based at the facility.

•	The Board appointed Gerald Bagg to serve as one of our directors effective as of July 22, 2022.

•	On July 22, 2022, John Bell, Joshua Held and Ruben King-Shaw, Jr. resigned as members of the Board. In connection with the resignations, the Board approved the acceleration of the vesting of an aggregate of 352,941 restricted stock units that were initially granted to Mr. Bell, Mr. Held and Mr. King-Shaw on September 23, 2021 pursuant to our non-employee director compensation policy, which were originally scheduled to vest on September 23, 2022, the one-year anniversary of the grant date.

•	On July 22, 2022, Robert Davidson resigned as our Chief Executive Officer. In connection with the resignation, the Board approved the granting of 500,000 fully-vested shares of common stock pursuant to the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Plan”).

•	On July 22, 2022, the Board appointed Nancy Duitch to serve as our Chief Executive Officer.

•	On July 22, 2022, Michael Redard resigned as our Chief Financial Officer.

•	On July 22, 2022, the Board appointed Joel Bennett to serve as our Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. In connection with the appointment, we entered into the Employment Agreement (the “Bennett Employment Agreement”) effective as of July 22, 2022. Pursuant to the terms of the Bennett Employment Agreement, Mr. Bennett will receive (i) an annual base salary of $220,000, and (ii) a grant of 200,000 stock options pursuant to the 2017 Plan. The term of employment under the Employment Agreement is a two-years commencing on July 22, 2022, with a one-year extension available, unless earlier terminated upon 30 days’ written notice by either the Company or Mr. Bennett.

•	On July 22, 2022, Mark Udell resigned as our Chief Accounting Officer.

•	We announced on May 12, 2022 that we obtained a positive finding from a study conducted at Cincinnati Children’s Hospital Medical Center using our proprietary, single dose, oral, 40,000 IU vitamin D (branded ImmunD3™ Nutri-Strips™ in the retail wellness market) in pediatric patients before stem cell therapy. Our oral Vitamin D supplement was found to be more effective than standard supplementation in achieving pre- and post-surgery vitamin D sufficiency, which is critical for reducing immune-mediated organ damage in the children receiving haematopoietic stem cell transplantation.

•	We announced on April 14, 2022 that Sera Labs’ Seratopical Revolution skincare line will be sold at select Walmart Stores, as well as CVS, and Bed Bath & Beyond stores. Sera Labs also has garnered placement for its revolutionary oral thin film strip, Nutri-Strips™ on shelves at CVS and at Target.com. The Nutri-Strip technology is proprietary to Sera Labs.

•	We announced on March 3, 2022 that the Comisión Federal para la Protección contra Riesgos Sanitarios (Mexico’s equivalent of the FDA) granted authorization for the manufacture, distribution and sale in Mexico of our Sildenafil, Vitamin D3, Electrolyte, Energy, and Sleep products in our patented Oral Thin Film dose form CUREform™.

•	On January 5, 2022, we entered into the Forbearance Agreement (the “Forbearance Agreement”) with an institutional investor (the “Investor”) pursuant to which the Investor agreed not to exercise, with certain exclusions, any of its judicial or administrative enforcement actions to obtain cash or other assets (excluding common stock or other assets issuable upon conversion or exchange of the Series B Senior Secured Convertible Note, dated October 30, 2020, with an initial aggregate principal amount of $6,900,000 (the “Series B Note”) in accordance with the terms thereof, from us on account of any of our payment obligations under the Series B Note or the Event of Default Redemption Notice that exist as of the date of the Forbearance Agreement or that may arise from the date of this agreement through February 15, 2022.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Impact of COVID-19

Our financial results and operations for the fiscal year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. The measures we have taken to ensure the availability and functioning of our critical infrastructure, and to promote the safety and security of our employees remain in place. In accordance with public and private sector policies and initiatives to reduce the transmission of COVID-19, we have imposed travel restrictions, adopted policies aimed at promoting social distancing, and implemented work-from-home arrangements for employees where practicable. These measures and our compliance with local and national guidelines aimed at containing the virus could impact our operations and disrupt our business. Currently, our single operating facility is operational, and no reduction in our workforce has taken place.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Rapid and significant changes in commodity prices may negatively affect our profit margins if we are unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. During 2022, we did not experience unusual increases in prices charged by our manufacturers or in shipping rates. In the event that we do experience such price increases, we may be able to increase the prices of our affected products in 2023. Increasing the price of our products may impact the demand of our products which may adversely affect our business, financial condition, and results of operations.

Supply Chain

The supply chain for the procurement of our products, including raw materials and packaging and other components and shipping, has been adversely impacted by recent world and local events causing delays in the production and receipt of our products. Such delays have been minimized through expansive sourcing of materials and production capacity so our business has not been significantly impacted financially. In the event that our supply chain is more significantly constrained, longer delays could reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue

Revenues for the year ended December 31, 2022 were $4.9 million as compared to $6.1 million for the year ended December 31, 2021. The decrease in revenue was mainly due to: (i) financial constraints which limited our ability to market and promote Sera Labs products resulting in a decrease in unit sales in our DTC channel of distribution when compared to the previous year and (ii) the discontinuation of the sale of personal protective equipment (PPE) in the second quarter of 2021 ($363 thousand). However, this decrease was offset in part by an increase in unit sales in our wholesale channel of distribution related to sales of our Seratopical Revolution products in one of the largest retail stores in the United States.

Cost of Goods Sold

Cost of goods sold was $1.6 million for the year ended December 31, 2022 compared to $1.7 million, for the year ended December 31, 2021. The decrease of $192 thousand was primarily due to the decrease in DTC and PPE sales offset in part by higher gross margin due to lower product costs during the year ended December 31, 2022 compared to the same period in 2021.

Research and Development Expenses

Research and development expenses were included in the loss from disposal group for the years ended December 31, 2022 and 2021.

Selling, General and Administrative Expenses

Our operating expenses are summarized as follows for the years ended December 31 (in thousands):

	2022	2021

Marketing and advertising	$2,232	$2,898
Salaries and wages	1,446	1,760
Selling, general and administrative	3,413	4,132
Depreciation and amortization	1,552	2,311
Professional and investor relations	1,455	1,399
Stock-based compensation	1,627	3,996
Total operating expenses	$11,725	$16,496

Marketing and Advertising

Marketing and advertising expenses decreased by $666 thousand for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was due in part to the financial constraints which limited our ability to spend on marketing and advertising programs prior to the sale of the Asset Sale and the increased use of more cost-effective digital and social media initiatives.

Salaries and Wages

Salaries and wages expense decreased by $314 thousand during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to the decrease in the number of employees during the year ended December 31, 2022 compared to the same period in 2021.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $719 thousand for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The main factors for the decrease in SG&A expenses for the year ended December 31, 2022 are (i) $219 thousand less insurance expense due to less office space and less employees (ii) less search engine optimization (SEO) expenses ($108 thousand), and (ii) decrease in various other expenses due to reduction in company size as a result of the Asset Sale.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $759 thousand, of which $711 thousand was due to the write-off the customer relationships as of June 30, 2022 and $58 thousand was due to the non-compete agreements being fully amortized as of September 30, 2022.

Professional and Investor Relations

Professional and investor relations expenses increased by $56 thousand for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to incurring legal costs in connection with the Asset Sale in July 2022.

Stock-based Compensation

Stock-based compensation expense decreased by approximately $2.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was mainly due to: (i) the forfeiture of stock options by employees terminated in connection with the Asset Sale, (ii) the decline in the usage of consultants and other service providers whose compensation included stock or stock options of the Company, and (iii) the overall decline in the issuance of stock-based compensation.

Impairment of Intangibles

Impairment losses for the year ended December 31, 2022 was $10.5 million. Our management determined that the customer relationships have no future value and were written down by $4.6 million to $0 as of June 30, 2022, and that goodwill and trade name have no future value and were written down by $4.7 million and $1.1 million, respectively, both to $0 as of December 31, 2022.

Change in Fair Value Contingent Stock Consideration

The gain from the change in fair value of contingent stock consideration was $570 thousand for the year ended December 31, 2022 as compared to $1.8 million for the year ended December 31, 2021. The decrease was primarily due to the smaller decrease in the fair value of the contingent shares to be issued in connection with the Sera Labs acquisition mainly due to the smaller decrease in the Company’s stock price during the year ended December 31, 2022.

Other Income (Expense)

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Interest income	$51	$62
Settlement income	73	2,434
Gain on extinguishment of debt	90	741
Loss on sale of property, plant and equipment	(17)	(41)
Change in fair value of convertible promissory notes	85	(393)
Reserve on investment	(71)	(350)
Other Income	26	-
Interest expense	(465)	(640)
Total other income (expense)	$(228)	$1,813

Other income for the year ended December 31, 2022 decreased approximately $2.0 million, as compared to the year ended December 31, 2021. The decrease is primarily due to the one-time gain on settlement of approximately $2.4 million relating to the settlement reached between us and Canopy 2021 and forgiveness of our PPP loans of $741 thousand during the year ended December 31, 2021, offset by the change in fair value of the Series A and Series B Notes in the amount of $478 thousand comparing the year ended December 31, 2022 to December 31, 2021, and the recording of the reserve on the investment in ReLeaf Europe B.V. in the amount of  $71 thousand in December 31, 2022 versus $350 thousand during the year ended December 31, 2021.

Liquidity & Capital Resources

As of December 31, 2022, we had $2.9 million in cash, restricted cash and cash equivalents. We have generated only limited revenues and have relied primarily upon capital generated from securities offerings. As of December 31, 2022, we had an accumulated deficit of $120.0 million.

To date, our principal sources of liquidity consisted of net proceeds from securities offerings and cash exercises of outstanding warrants and the sale of certain assets. During the year ended December 31, 2022, no proceeds were received from exercises of warrants and $20.0 million in total consideration was received in connection with the Asset Sale.

Management is focused on growing our existing product offerings, as well as our customer base, to increase our revenues. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. We believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

Working Capital Deficit

(in thousands)	December 31, 2022	December 31, 2021
Current assets	$5,928	$1,781
Current liabilities	(13,913)	(24,261)
Working capital (deficiency)	$(7,985)	$(22,480)

Working capital deficit as of December 31, 2022 was approximately $8.0 million, as compared to a working capital deficit of approximately $22.5 million as of December 31, 2021. As of December 31, 2022, current assets were approximately $5.9 million, comprised primarily of (i) cash of approximately $2.9 million, (ii) notes receivable of $2.0 million, (iii) accounts receivable, net of $232 thousand, (iv) inventory, net of  $145 thousand, (v) prepaid expenses and other assets of $441 thousand and (vi) due from related party of  $167 thousand. As of December 31, 2021, current assets were approximately $1.8 million, comprised primarily of (i) cash of $16 thousand, (ii) accounts receivable, net of $357 thousand, (iii) inventory, net of $710 thousand, (iv) prepaid expenses and other assets of $358 thousand, and (v) current assets held for sale of $340 thousand.

As of December 31, 2022, current liabilities were approximately $13.9 million, comprised primarily of (i) approximately $9.9 million in loans, notes and convertible notes payable, (ii) approximately $1.1 million in accounts payable; (iii) $388 thousand in contract liabilities, (iv) approximately $1.6 million in accrued expenses, payroll liabilities and sales tax payable, (v) contingent stock consideration of $860 thousand and (vi) $124 thousand of operating lease payables. Comparatively, as of December 31, 2021, current liabilities were approximately $24.3 million, comprised primarily of (i) approximately $15.6 million in loans, notes, related party payables, convertible notes payable and fair value of convertible promissory notes, (ii) approximately $2.9 million in accounts payable; (iii) $293 thousand in contract liabilities, (iv) approximately $3.5 million in accrued expenses, (v) $104 thousand of operating lease payables, (vi) contingent stock consideration of approximately $1.4 million, and (vii) current liabilities held for sale of $496 thousand.

Cash Flows and Liquidity

	Year Ended
	December 31, 2022	December 31, 2021
(in thousands)
Net cash used in operating activities	$(10,073)	$(4,315)
Net cash provided by (used in) investing activities	13,837	(175)
Net cash (used in) provided by financing activities	(837)	2,781
Increase (decrease) in cash	$2,927	$(1,709)

Net cash used in Operating Activities

Net cash used in operating activities was approximately $10.1 million for the year ended December 31, 2022. This was primarily due to the net loss of approximately $25.5 million, and from, (i) a decrease in accounts payable of approximately $1.7 million, (ii) a decrease in accrued expenses of approximately $1.9 million, and (iii) the change in fair value of contingent share consideration of  $570 thousand, reduced by (i) the settlement of assets and liabilities held for sale for $5.1 million, (ii) the change in fair value of vested stock options and restricted stock of $1.6 million, (iii) depreciation and amortization of approximately $1.5 million, (iv) impairment of intangibles other than goodwill of $5.8 million, and (v) impairment of goodwill of $4.7 million.

Net cash used in operating activities was approximately $4.3 million for the year ended December 31, 2021. This was primarily due to the net loss of approximately $13.2 million, and from (i) the change in fair value of contingent share consideration of approximately $1.8 million, (ii) an increase in inventory of $579 thousand, (iii) a decrease in contract liabilities of $701 thousand, reduced by (i) the change in fair value of vested stock options, restricted stocks and restricted stock units of approximately $3.1 million, (ii) a change in stock based compensation of approximately $787 thousand, (iii) depreciation and amortization of approximately $2.4 million, (iv) gain from extinguishment of debt of $741 thousand, (v) reserve on investment of $350 thousand, (vi) assets and liabilities held for sale of $1.5 million, (vii) a decrease in prepaid expenses of $926 thousand, (viii) an increase in accounts payable of  $719 thousand, (ix) an increase in accrued expenses of approximately $2.9 million.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of approximately $13.8 million during the year ended December 31, 2022 was due primarily from the net proceeds of $13.9 million received in connection with the Asset Sale.

Net cash used in investing activities of approximately of $175 thousand during the year ended December 31, 2021 was due to collection of note receivable of approximately $200 thousand, which was offset by (i) the purchase of note receivable of $200 thousand, (ii) purchase of intangible assets of $118 thousand, and (iii) investment of $57 thousand.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $837 thousand during the year ended December 31, 2022 was primarily due to (i) approximately $8.0 million in proceeds from issuance of notes, related party payable and loans payable and (ii) approximately $8.8 million for repayment of loan, note and related party payables.

Net cash provided by financing activities of approximately $2.8 million during the year ended December 31, 2021 was primarily due to (i) approximately $3.1 million in proceeds from issuance of notes, related party payable and loans payable and (ii) $309 thousand for repayment of loans payables.

We may need to raise additional operating capital in calendar year 2023 in order to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, we had an accumulated deficit of approximately $120.0 million and a working capital deficit of approximately $8.0 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

For the year ended December 31, 2022, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working capital deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we establish a sufficient revenue stream to consistently generate operating profits. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2023.

Historically, we have had operating losses and negative cash flows from operations which cast significant doubt upon our ability to continue as a going concern. As such, we have needed to raise capital in order to fund our operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. We have previously funded our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. There can be no assurance that funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Future Financing

We will require additional funds to implement the growth strategy for our business. As mentioned above, we intend to continue funding our losses primarily through the issuance of common stock and/or borrowings, and cash generated from our product sales and license agreements. There can be no assurance that funds will be available on terms acceptable to us or will be enough to fully sustain operations.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2022 and for the 12 months thereafter (in thousands):

	As of December 31, 2022	For the fiscal year ended December 31, 2023

Operating Lease Obligations	$184	$138
Total Contractual Obligations	$184	$138

We intend to fund our contractual obligations with working capital.

Impact of Inflation

The impact of inflation upon our revenue and loss from operations during the years ended December 31, 2022 and 2021 has not been material to our financial position or results of operations for those years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to the going concern assessments of our consolidated financial statements, allocation of direct and indirect expenses, useful lives associated with long-lived intangible assets, machinery and equipment, loss contingencies, valuation allowances related to deferred income taxes, and assumptions used to value stock-based awards, debt or other equity instruments. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Business Combinations

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists, in part or entirely, of our common shares, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition. We recognize estimated fair values of the tangible assets and intangible assets acquired and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Contingent Consideration Liabilities

ASC 805 requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interests to the selling shareholders in the future if certain future events occur or conditions are met, such as the attainment of product development milestones. Contingent consideration also includes additional future payments to selling shareholders based on achievement of components of earnings, such as “earn-out” provisions or percentage of future revenues, including royalties paid to the selling shareholders based on a percentage of revenues generated over the contractual period.

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

 Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting our business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. As of July 2022, with the divestiture of the pharmaceutical segment, we have operated in one segment, The Sera Labs, and is considered to be the one reporting unit and, therefore, goodwill is tested for impairment at that segment/reporting unit level.

Accounting for Warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, then in accordance with ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

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

Stock-based Compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2022 and 2021, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

Leases

We account for leases in accordance with ASC 842, “Leases” (“ASC 842”). We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are included as operating right-of-use assets and operating lease liabilities, current and long-term, in the consolidated balance sheets. Financing leases are included as finance right-of-use assets and in financing lease liabilities, current and long-term, in the consolidated balance sheets. We disclose the amortization of our ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets,” on the consolidated statements of cash flows.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. Our judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on our statements of operations.

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 21 to our consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

We followed the revenue recognition standard ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Pursuant to ASC 606, revenues are recognized when control of services performed is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. ASC 606 provides for a five-step model that includes: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

Product Revenue

In determining whether all of the revenue recognition criteria (i) through (v) above are met with respect to our wellness and beauty a product order is considered a single performance obligation and is generally considered complete when the product result is delivered or made available to the customer and, as such, there are shipping and/or handling fees incurred by us or billed to customers. Although we bill a list price for all products ordered and completed for all payer types, we recognize realized revenue when all the revenue recognition criteria have been met. These contracts do not have variable price considerations. For all payers, we must take into account the uncertainty of receiving payment, or being subject to claims for refund, from payers with whom we do not have a sufficient payment collection history or contractual reimbursement agreements.

We establish an allowance for doubtful accounts based on the evaluation of the collectability of accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2022, we have $-0- recorded allowance for doubtful accounts on accounts receivables.

Accounting Standards Adopted in 2023

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on January 1, 2023. The adoption of this standard did not have a material impact to the Company

Other Recently Adopted Accounting Pronouncements

Information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies”, included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2023, the Board of Directors (the “Board”) of Avenir Wellness Solutions, Inc. (the “Company”), a Delaware corporation formerly known as CURE Pharmaceutical Holding Corp., received a letter from RBSM LLP (“RBSM”) that they resigned as the Company’s independent registered public accounting firm for the year ending December 31, 2022, effective immediately.

The reports of RBSM on the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each report on the Company’s consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern based on the Company’s accumulated deficit, recurring losses from operations, and the Company’s expectation of continuing future losses as of December 31, 2021 and 2020.

In their resignation letter to the Company, RBSM cited their: (i) disagreement with the Company’s recognition of revenue generated by the sales of certain nutraceutical products (the “Products”) from The Sera Labs, Inc. (“Sera Labs”), a wholly-owned subsidiary of the Company, as the principal on a gross basis under the Financial Accounting Standards Board Accounting Standards Codification 606 (“ASC 606”). RBSM questioned the accounting for certain previously undisclosed related party transactions involving Sera Labs and Advanced Legacy Technologies, LLC (“ALT”), an entity beneficially owned and controlled by the Company’s Chief Executive Officer and a member of the Board. The transactions were not disclosed to RBSM prior to its discovery during its audit testing. RBSM noted the following: (a) the ALT distribution agreement dated April 1, 2022 between Sera Labs and ALT was established primarily to limit the control over cash receipts/payments and certain other transactions by the Company’s prior management; (b) the ALT bank account is not titled to the Company and the Company has no formal contractual rights to the account. The use of a separate bank account takes away control from existing Company’s management and Board; (c) all cash relating to the Products was run through ALT and ALT received the cash from sales, directly paid the supplier for the inventory and shipping costs, directly paid for sales and marketing, and other administrative costs at ALT; and (d) the Company did not provide any capital to ALT; (ii) uncertainty if the CEO of Sera Labs had the sole authority in April 2022 to execute the distribution agreement between ALT and Sera Labs based on no apparent formal approval by the Board, although it was noted by RBSM that an authorized user on the ALT account was the CFO of Sera Labs. Also, the Company did not disclose related party transactions during RBSM reviews for the three and six months ended June 30, 2022 and the three months ended September 30, 2022; (iii) statement that the Company’s unaudited condensed consolidated interim financial statements for the three and six months ending June 30, 2022 included in the Company’s June 30, 2022 Quarterly Report on Securities and Exchange Commission (“SEC”) Form 10-Q was filed with the SEC on September 2, 2022 and the Company’s unaudited and condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 included in the Company’s September 30, 2022 Quarterly Report on SEC Form 10-Q was filed on November 21, 2022 – both of which omitted related party disclosures pursuant to the ALT transactions; and (iv) belief that the Company stating that they believed the RBSM engagement partner acted negligently in conducting the audit and questioning the Company’s assertion and presentation of the revenues generated by the sales of the Products, was a threat to the firm’s independence under PCAOB standards.

The Company disagrees with RBSM’s assertions in its resignation letter based on the relevant facts and circumstances of Sera Labs’ use of ALT’s bank account, including, but not limited to, the fact that ALT was an inactive company and that Sera Labs used ALT’s bank account in good faith solely to pay vendors on a timely basis, and that the Company’s Chief Financial Officer was an authorized signer on the account with unfettered access. Moreover, a report was prepared by an independent subject matter expert introduced to the Company by RBSM that agreed with the Company’s recognition of revenue of its Products as the principal under ASC 606. Furthermore, management disagrees that the aforementioned use of the ALT bank account by Sera Labs should be deemed to be a related party transaction that would otherwise require disclosure; and management does not believe that any communications with the RBSM engagement partner constituted a threat, nor was it intended to be a threat.

The Company has authorized RBSM to respond fully to the inquiries of the successor accountant concerning the subject matter of each of such disagreements.

On April 19, 2023, the Company engaged Urish Popeck, & Co. (the “New Auditor”) as its independent registered public accounting firm, effective April 19, 2023, for the audit of the Company’s financials for the fiscal year ended December 31, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors and Audit Committee.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim periods through the date of their engagement, neither the Company, nor anyone on its behalf, consulted the New Auditor regarding either:

(1)

the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by the New Auditor that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or

(2)

any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Material Weakness in Internal Control over Financial Reporting

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2022, the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, the Company’s internal control over financial report is not effective as a result of the identified material weakness described herein.

Management’s report on internal control over financial reporting was not subject to attestation by our  registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in this Annual Report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the inadequate segregation of duties consistent with control objectives, which is indicative of many small companies with small number of staff.

Management’s Plan to Remediate the Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the separation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2022. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the third quarter of fiscal year 2022 management hired a new Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the fourth quarter of fiscal year 2022 we hired a new Controller with expertise in functional areas of finance and accounting. We believe the above additions have improved the segregation of duties as well as added to the overall oversight of internal controls.

Additionally, management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

The following are the primary remediation efforts made by us:

•	Prepare accounting memos over the debt issuances made by the Company in fiscal 2022 and 2021 which include derivative and warrants.

•	Review fair value of convertible promissory notes in relation to the Series A and B Notes.

•	Review of impairment of long-lived assets including goodwill and intangibles.

•	Form 10-Q and Form 10-K review to ensure the appropriate disclosures are made within the SEC filed documents.

In addition, we engaged external Sarbanes-Oxley Act consultants to further enhance our internal control environment. After several meetings with the key accounting personnel the following were put in place:

•	Adoption of COSO 2013.

•	Sarbanes-Oxley Act Risk assessment memo.

•	Entity Level COSO Mapping.

•	Sarbanes-Oxley Act control narratives for financial reporting as well as other processes.

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2022. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages as of July 28, 2023, and positions of the individuals who serve as our executive officers and directors:

Name	Age	Position
Nancy Duitch	68	Chief Executive Officer, Director
Joel Bennett	61	Chief Financial and Accounting Officer, Treasurer and Secretary
Robert Davidson	55	Director
Gene Salkind, M.D.	68	Director
Robert Costantino	63	Director
Gerald Bagg	71	Director
Dov Szapiro	47	Director

Our Executive Officers

Nancy Duitch – Chief Executive Officer and Director

Nancy Duitch has over 30 years’ experience as an entrepreneur and leader in the consumer products industry. Ms. Duitch currently serves as Chief Executive Officer of the Company and has since July 2022. From October 2020 to October 2022, she served as Chief Executive Officer of Sera Labs and as Chief Strategy Officer-Wellness of the Company. From 2014 to 2018, Ms. Duitch served as Chief Executive Officer of a marketing agency, Vision Worx where she founded the Company and grew it to a multi-million dollar marketing agency. Ms. Duitch has founded and developed several diverse businesses from start-up to public company level, and she has executed state-of-the-art campaigns generating over $3 billion in revenue for some of the most well-loved consumer brands. Her creativity, ability to develop talent, and effective utilization of multi-channel strategy for optimal ROI has consistently positioned Ms. Duitch as an industry leader. Sera Labs was created to expand products in the health, wellness, and beauty sectors, and has redefined these sectors with innovation and technology that incorporates exceptional ingredients. Sera Labs develops high-quality products that use science-backed, proprietary formulations and its more than 20 products are sold under the brand names Sera Labs® and SeraTopical Revolution®. Ms. Duitch is also passionate about, and heavily involved in, several philanthropic activities supporting children in need. After losing two siblings to sudden cardiac death when they were in their twenties, Ms. Duitch and her mother embarked on a mission to educate and raise awareness and resources to help fight sudden death in children and young adults. In 1995 they founded the Cardiac & Arrhythmia Research & Education Foundation (C.A.R.E.) which continues to play a critical role in supporting thousands of patients and their families. Ms. Duitch received her undergraduate degree from Temple University. We believe that Ms. Duitch is qualified to serve on our Board based on her extensive professional background and business development in the consumer products industry.

Joel Bennett – Chief Financial Officer

Joel Bennett joined us in May 2022 as consulting Chief Financial Officer of Sera Labs and was appointed Chief Financial Officer in July 2022. Mr. Bennett most recently provided independent sell-side business advisory services from January 2021 to April 2022 prior to which he served as the principal finance and accounting executive of Live Nation Merchandise LLC, the consumer products division of Live Nation Entertainment, Inc., a leading publicly-listed international entertainment company, from November 2019 to December 2021, where he oversaw accounting and financial reporting, budgeting and forecasting, and strategic planning. From August 2018 to February 2019, he was Chief Financial Officer for BlockHold Capital Corporation, an early-stage emerging growth publicly-listed company providing fintech advisory services and products, where he oversaw all financial activities including accounting and financial reporting, budgeting and forecasting, and strategic planning, and for Kori Capital, Inc., the related investment management and strategic advisory firm, from February 2019 to May 2020, where he oversaw all financial activities including accounting and financial reporting, budgeting and forecasting, and strategic planning . From September 1995 to March 2018, he was Chief Financial Officer and was an Executive Vice President since May 2000 of JAKKS Pacific, Inc., a leading publicly-held international designer and producer of children’s toys and related products and consumer products, where he oversaw all financial activities including corporate accounting and financial reporting, treasury, capital structure and allocation, strategic planning, mergers and acquisitions, and investor relations. Prior to this, Joel held various financial management positions at The Walt Disney Company and Time Warner Entertainment Company and in the direct-to-consumer computer industry. He began his career with over three years at Ernst & Young LLP, holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree in Finance and is a Certified Public Accountant.

Our Directors

Robert Davidson

Robert Davidson has served as a director since July 2011 and was reappointed as Chairman in August 2022. Mr. Davidson as our Chief Executive Officer from July 2011 to July 2022 and served as Chairman of our Board until January 2019. Prior to joining the Company, Mr. Davidson served as President, Chief Executive Officer, and director of InnoZen Inc. from 2003 to 2011, Chief Executive Officer and director of Gel Tech LLC from 1998 to 2001, and Chief Executive Officer and director of Bio Delivery Technologies Inc. from 1999 to 2003. In addition to his service as a director at Innozen, Inc., Gel Tech LLC, and Bio Delivery Technologies Inc., Mr. Davidson served as a director of HealthSport Inc. from 2007 to 2011. Mr. Davidson was responsible for the development of several drug delivery technologies and commercial brand extensions. He has worked with brands such as Chloraseptic™, Suppress™, as well as Pediastrip™, a private label electrolyte OTF sold in major drug store chains. Mr. Davidson is also considered an industry expert leader in OTF technology. Mr. Davidson holds a B.S. in Biological Life Sciences from the University of the State of New York, Excelsior College, a Masters Certificate in Applied Project Management from Villanova University, Masters of Public Health from American Military University, Virginia, and a Masters in Health and Wellness from Liberty University, Virginia. Mr. Davidson also holds a Certificate of Sustainable Value Chains and a Masters in Sustainability Leadership from the University of Cambridge and is a Certified Performance Enhancement Specialist and Fitness Nutrition Specialist through the National Academy of Sports Medicine. We believe that Mr. Davidson’s executive and board experience as well as his extensive knowledge of OTF and drug delivery technologies qualifies him to serve on our Board.

Gene Salkind, M.D.

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

Dov Szapiro

Mr. Szapiro has over 20 years’ experience as an entrepreneur, investor, advisor, and board member in companies across multiple industries and different growth phases. Mr. Szapiro currently serves as Co-Founder, Managing Partner and Principal of Entourage Effect Capital since 2018, one of the cannabis industry’s most highly regarded investment firms. In 2016, Mr. Szapiro founded e54 Capital, LLC, where he is currently the Managing Director. Mr. Szapiro also co-founded AFS Acceptance LLC (“AFS”), where he served as President and Chief Executive Officer from 2001 to 2017. Prior to co-founding AFS, Mr. Szapiro was the Director of Business Development for GovWorks, Inc, an internet start-up in the e-government sector. Mr. Szapiro holds a B.B.A. from the University of Pennsylvania. Earlier in his career, Mr. Szapiro was an analyst for Bassini, Playfair + Associates, a $1.2 billion emerging markets private equity firm. We believe that Mr. Szapiro’s extensive executive and business experience qualifies him to serve on the Board.

Gerald Bagg

Mr. Bagg is a 45+ year veteran of the advertising industry best known for pioneering the BRAND RESPONSE advertising approach to campaigns. He is the Chairman and a co-founder of Quigley-Simpson & Heppelwhite, Inc., a more than twenty-year-old full-service advertising agency specializing in strategic planning, marketing, media planning and buying, brand building, creative development, and production. Mr. Bagg has served in that position since September 2022.Quigley-Simpson clients include some of the largest consumer goods companies with some of the most well-known brands in the world including over 60 brands from Proctor & Gamble (e.g., Beauty (CoverGirl), Health & Wellbeing (Olay Vitamins and Supplements in conjunction with Pharmavite)), J.P. Morgan Chase credit card division, which includes the United MileagePlus Card, Sapphire Card, and International Hotel Group (IHG) Card amongst others. Other clients of the agency include and have included NBCUniversal, Tivity Health, Ball Corporation, Philips, SC Johnson, Reckitt Benckiser, VISA and The Hoover Company, to name a few. Prior to establishing Quigley-Simpson, Mr. Bagg had an extensive advertising and marketing career beginning in 1976, which included senior executive positions with major advertising agencies. We believe that Mr. Bagg’s extensive executive and business experience qualifies him to serve on the Board.

Robert Costantino

Mr. Costantino is a retired CPA and former senior executive who has served as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of large corporations. He is currently a part time financial consultant, investor and a current member of the Board of Directors of NASDAQ listed PetVivo (PETV) and of 4 Yamaha Motor Finance subsidiaries. Previously he served as Executive Vice President - Chief Financial Officer and Chief Operating Officer of Westcorp, Inc., a $17 billion publicly-held diversified financial services group of companies that included two public finance companies and an OTS regulated California commercial and retail bank from 2005 to 2007.  2007He was responsible for operations and all financial areas including SEC filings, analyst interaction, earnings calls, and treasury of both companies. Mr. Costantino played a key role in the negotiation and ultimate sale of both companies to Wachovia (Wells Fargo) for $3.9 billion. From August 2002 to May 2005, Mr. Costantino served as President, Chief Executive Office and Member of the Board of Directors of Mitsubishi Motors Credit of America, Inc., a $10+ billion North American automotive captive finance company. For over seventeen years he served in various senior financial management positions at Volvo Cars of North America LLC and related companies during his tenure ultimately serving as its Sr. Vice President – Finance and Chief Financial Officer. He began his career with over four years at Deloitte Touche Tohmatsu Limited, received Bachelor of Science degree in Accounting from Fairleigh Dickinson University, and is a Certified Public Accountant. We believe that Mr. Costantino’s extensive executive and financial experience qualifies him to serve on the Board.

Board of Directors

Our Board currently consists of six members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on our business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions and stock issuances.

 Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past 10 years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

The Board utilizes The Nasdaq Stock Market LLC’s (“Nasdaq”) standards for determining the independence of its members. In applying these standards, the Board considers commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others, in assessing the independence of directors, and must disclose any basis for determining that a relationship is not material.

The Board has concluded that each of Messrs. Salkind, Szapiro, Bagg and Costantino are “independent” based on the listing standards of Nasdaq, having concluded that any relationship between such director and our Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

The Board held a total of 14 meetings during 2022. During 2022, all directors attended approximately 75% of the aggregate number of meetings of the Board that were held during the time that they served as members of the Board. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we strongly encourage all members of the Board to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances.

We did not hold an annual meeting of stockholders in 2022.

Committees of the Board of Directors

The Board has established and currently maintains the following three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (the “N&CG”). The Board has adopted written charters for each of these committees, which we make available free of charge on or through our website, along with other items related to corporate governance matters, including our Code of Business Conduct and Ethics applicable to all employees, officers and directors. We maintain our website at www.avenirwellness.com. You can access our committee charters and code of conduct on our website by first clicking “Investors” and then “Governance.”

We disclose on our website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, California 91411.

Each committee has the composition and responsibilities described below. Our Board of Directors may from time to time establish other committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert Costantino	C	M
Gerald Bagg		C
Dov Szapiro	M		M
Robert Davidson	M	M
Gene Salkind, M.D.			C

During the 2022 fiscal year, the Audit Committee held five meetings, the Compensation Committee held two meetings and the N&CG Committee held one meeting.

Audit Committee

Among other functions, the Audit Committee reviews and approves the engagement of our independent auditors to perform audit and any permissible non-audit services, evaluates the performance, independence and qualifications of our independent auditors and determines whether to retain our existing independent auditors or to engage new independent auditors, reviews our annual and quarterly financial statements and reports, including the disclosures contained in the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” recommends that the audited financial statements be included in the Company’s Annual Reports on Form 10-K and discusses the statements and reports with our independent auditors and management, reviews with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning scope, adequacy and effectiveness of our financial controls, reviews our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented, and reviews and evaluates on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

The Board has determined that each of the current members of the Audit Committee is an independent director within the meaning of the Nasdaq independence standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. In addition, the Board has determined that Mr. Costantino qualifies as an Audit Committee Financial Expert pursuant to Item 407(d)(5) of Regulation S-K SEC Rules and satisfies the Nasdaq standards of financial literacy and financial or accounting expertise or experience.

Compensation Committee

The Compensation Committee’s functions include reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies, reviewing and approving compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our Chief Executive Officer and our other executive officers, reviewing and approving (or if it deems appropriate, making recommendations to the full Board regarding) equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs, reviewing and approving the terms of employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers, reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, and preparing the report that the SEC requires in our annual proxy statement.

The Compensation Committee may select or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel, only after taking into consideration the following factors:

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

Neither the Compensation Committee nor the Board retained any consultants to assist in the review and approval of the compensation and benefits for the executive officers of our Company during 2022. The Board has determined that each current member of the Compensation Committee is an independent director within the meaning of the Nasdaq independence standards.

 Nominating and Corporate Governance Committee

The N&GC functions include identifying, reviewing and evaluating candidates to serve on our Board consistent with criteria approved by our Board, evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate, evaluating, nominating and recommending individuals for membership on our Board, and evaluating nominations by stockholders for election to our Board.

In selecting candidates for the Board, the Board (or, as used throughout this section, the N&GC, as applicable) begins by determining whether the incumbent directors, whose terms expire at the annual meeting of stockholders, desire and are qualified to continue their service on the Board. If there are positions on the Board for which the Board will not be renominating an incumbent director, or if there is a vacancy on the Board, the Board will solicit recommendations for nominees from persons whom the Board believes are likely to be familiar with qualified candidates, including members of our Board and our senior management. The Board may also engage a search firm to assist in the identification of qualified candidates. The Board will review and evaluate those candidates whom it believes merit serious consideration, taking into account all available information concerning the candidate, the existing composition and mix of talent and expertise on the Board and other factors that it deems relevant. In conducting its review and evaluation, the committees may solicit the views of management and other members of the Board and may conduct interviews of proposed candidates.

The Board generally requires that all candidates for the Board be of the highest personal and professional integrity and have demonstrated exceptional ability and judgement. The Board will consider whether such candidate will be effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of our stockholders. In addition, the Board requires that all candidates have no interests that materially conflict with our interest and those of our stockholders, have meaningful management, advisory or policymaking experience, have general appreciation of the major business issues facing us and have adequate time to devote to service on the Board.

The Board will consider stockholder recommendations for nominees to fill director positions, provided that the Board will not entertain stockholder nominations from stockholders who do not meet the eligibility criteria for submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. Stockholders may submit written recommendations for nominees to the Board, together with appropriate biographical information and qualification of such nominees as required by our Bylaws, to our Corporate Secretary following the same procedures as described in “Stockholder Communications” in our annual proxy statement. In order for a nominee for directorship submitted by a stockholder to be considered, such recommendation must be received by the Corporate Secretary by the time period set forth in our most recent proxy statement for the submission of stockholder proposals under Rule 14a-8 of Regulation 14A under the Exchange Act. The Corporate Secretary shall then deliver any such communications to the Chairman of the Board or the N&GC, as applicable. The Board will evaluate stockholder recommendations for candidates for the Board using the same criteria as for other candidates, except that the Board may consider, as one of the factors in its evaluation of stockholder recommended candidates, the size and duration of the interest of the recommending stockholder or stockholder group in our equity.

The Board has determined that each current member of the N&GC is an independent director within the meaning of the Nasdaq independence standards.

See “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of the above stated committees.

DELINQUENT SECTION 16(A) REPORTS

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act, were filed on a timely basis.

Corporate Code of Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Copies of our corporate code of conduct and ethics are available, without charge, upon request in writing to Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, California 91411, and are posted on the investor relations section of our website, which is located at www.avenirwellness.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We also intend to disclose any amendments to our Code of Conduct and Ethics, or any waivers of its requirements, on our website.

 Board Leadership Structure and Role in Risk Oversight

Our Board is currently chaired by Mr. Robert Davidson, who was appointed to serve in such capacity since August 11, 2022. Our amended and restated bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our Company. As Chairman of the Board, Mr. Davidson facilitates communications between members of our Board and works with management in the preparation of the agenda for each Board meeting. All of our directors are encouraged to make suggestions for Board agenda items or pre-meeting materials. Mr. Davidson presides over the executive sessions of the Board and serves as a liaison to our Chief Executive Officer, Ms. Duitch, and management on behalf of the independent members of the Board.

Our Board has concluded that our current leadership structure is appropriate at this time based on their specific characteristics as described in the “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of Board of Directors. However, the Board periodically reviews our leadership structure and may make such changes in the future as it deems appropriate.

Our Board and the Audit Committee thereof is responsible for overseeing the risk management processes on behalf of our Company. The Board and, to the extent applicable, the Audit Committee, receive and review periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our company’s assessment of risks. Where applicable, the Audit Committee reports regularly to the full Board with respect to risk management processes. The Audit Committee and the full Board focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees the risk management of our Company, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2022 and 2021 by our principal executive officer and our two most highly compensated executive officers as of the end of the 2022 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Nancy Duitch, Chief Executive Officer and Director	2022	254,492	-	-	-	-	254,492
	2021	203,574	-	-	-	32,885	236,459
Robert Davidson, Former Chief Executive Officer and Director (3)	2022	178,666	-	155,000	37,316	-	370,982
	2021	189,235	-	-	343,000	68,417	600,652
Michael Redard, Former Chief Financial Officer and Secretary (4)	2022	164,923	-	-	37,045	-	201,968
	2021	176,421	-	-	269,500	54,154	500,075
Mark Udell, Former Chief Accounting Officer and Treasurer (5)	2022	109,946	-	-	4,565	-	114,511
	2021	137,171	-	-	19,600	29,846	186,617
Joel Bennett, Chief Financial and Accounting Officer, Treasurer and Secretary	2022	91,667	-	-	2,868	-	94,535

_______________

(1)

Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 17 to our Consolidated Financial Statements included in this Annual Report for the years ended December 31, 2022 and 2021 for details as to the assumptions used to determine the fair value of these awards.

(2)

Ms. Duitch and Messrs. Davidson, Redard and Udell agreed to defer a portion of their salary during the fiscal year 2021. These deferral amounts in the aggregate amount of $210,302 are included in the Company’s financial statements under accrued expenses and the deferred amounts were paid in July 2022.

(3)	Mr. Davidson resigned as Chief Executive Office effective July 22, 2022 in connection with the Asset Sale and continues as a director of the Company.

(4)	Mr. Redard resigned effective July 22, 2022 in connection with the Asset Sale.

(5)	Mr. Udell resigned effective July 22, 2022 in connection with the Asset Sale.

(6)	Mr. Bennett was appointed as Chief Financial Officer on July 22, 2022.

Pay Ratio

Median Employee Pay	CEO Pay	Pay Ratio
$75,000	$477,020	6.4:1

Based on the SEC rules, we are required to disclose the ratio of the annual total compensation of our Chief Executive Officer (“CEO”) to the annual total compensation of our median employee, excluding the salary of the CEO. Robert Davidson was our CEO through July 22, 2022 and Nancy Duitch was our CEO effective July 22, 2022 and for the remainder of 2022. We identified our median employee by reviewing the total compensation paid to all employees of the Company, excluding the CEO, and selecting the employee whose total compensation was in the middle of the range of all employees. CEO pay was estimated by annualizing the compensation of Mr. Davidson. The CEO pay ratio is a reasonable estimate calculated in accordance with SEC rules and is provided to help investors understand the relationship between our CEO’s compensation and that of our employees. The pay ratio may not be comparable to the pay ratios of other companies due to differences in industries, sizes, and other factors.

Outstanding Equity Awards as of December 31, 2022

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2022 fiscal year:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	(#)	Date

Joel Bennett	200,000	187,500	187,500	$0.34	July 22, 2032

Option Exercises in 2022

There were no option exercises by our Named Executive Officers during our fiscal year ended December 31, 2022.

Narrative Disclosure to Summary Compensation Table

Joel Bennett

On July 22, 2022, the Company entered into an employment agreement with Joel Bennett to serve as the Company’s Chief Financial Officer with such customary responsibilities, duties and authority normally associated with such position and as may, from time to time, be assigned to Mr. Bennett by the Board of Directors of the Company, consistent with such position. In the performance of such duties, Mr. Bennett shall report to the Chief Executive Officer and shall receive a base salary at a rate of $220,000.00 per annum (such annual base salary, as it may be adjusted from time to time, the “Annual Base Salary”). The Annual Base Salary shall be paid in equal installments in accordance with the customary payroll practices of the Company, but no less frequently than monthly. Our Board shall review Mr. Bennett’s salary at least once a year and shall increase his salary if, in the sole discretion of the Board, an increase is warranted. The term of employment under the agreement (the “Term”) commenced on July 22, 2022 and will continue for a period of two years, unless terminated in accordance with the agreement. Following the expiration of the initial Term, the Term shall be extended by one year unless terminated by either Mr. Bennett or the Company.

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Gene Salkind M.D. (2)	31,542	82,000	-	113,542
Ruben King-Shaw Jr. (3)	58,006	-	-	58,006
Joshua Held (4)	28,994	-	-	28,994
John Bell (5)	52,016	-	-	52,016
Dov Szapiro (6)	29,938	144,000	-	173,938
Robert Davidson (7)	16,446	77,278	-	93,724
Gerald Bagg (8)	7,644	77,278	-	84,922
Robert Costantino (9)	10,992	72,564	-	83,556

__________________

(1)

Represents the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718 calculated based on the closing price of our common stock on the day of the grant date of the restricted stock units multiplied by the number of shares granted. Restricted stock units are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 17 to our Consolidated Financial Statements included in this Annual Report for the years ended December 31, 2022 and 2021 for details as to the assumptions used to determine the fair value of these awards.

(2)

Consists of 341,667 shares of common stock underlying restricted stock units at a value of $82,000, granted on September 23, 2022, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Stockholders following the date of grant, and (ii) one year from the date of grant.

(3)	Mr. King-Shaw Jr. resigned as a director on July 22, 2022.

(4)	Mr. Held resigned as a director on July 22, 2022.

(5)	Mr. Bell resigned as a director on July 22, 2022.

(6)

Consists of 200,000 shares of common stock granted on August 15, 2022 at a value of $62,000, which vested immediately, and 341,667 shares of common stock underlying restricted stock units at a value of $82,000, granted on September 23, 2022, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Stockholders following the date of grant, and (ii) one year from the date of grant.

(7)

Consists of 220,795 shares of common stock underlying restricted stock units at a value of $77,278, granted on July 25, 2022, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Stockholders following the date of grant, and (ii) one year from the date of grant. Excludes 500,000 shares of common stock granted on August 15, 2022 at a value of $155,000, which vested immediately and is included in the Named Executive Officers Summary Compensation Table above.

(8)

Consists of 220,795 shares of common stock underlying restricted stock units at a value of $77,278, granted on July 25, 2022, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Stockholders following the date of grant, and (ii) one year from the date of grant.

(9)

Consists of 226,764 shares of common stock underlying restricted stock units at a value of $72,564, granted on August 12, 2022, which shall vest on the earlier of (i) the day prior to the next Annual Meeting of Stockholders following the date of grant, and (ii) one year from the date of grant.

Compensation Policy for Non-Employee Directors.

We do have a formal policy regarding compensation for non-employee directors. Notwithstanding any other provision of the 2017 Plan to the contrary, the aggregate grant date fair value (computed as of the date of grant in accordance with generally accepted accounting principles in the United States) of all Awards granted to any nonemployee director during any fiscal year of the Company, taken together with any cash compensation paid to such nonemployee director during such fiscal year, shall not exceed $300,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of July 28, 2023, by:

•	each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;

•	each director and Named Executive Officer; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by September 26, 2023 (sixty days after July 28, 2023) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 71,704,091 shares of common stock deemed to be outstanding as of July 28, 2023.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, California 91411.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Named Executive Officers and Directors
Robert Davidson (1)	1,283,244	1.8%
Nancy Duitch (2)	5,014,868	7.0%
Gene Salkind, M.D. (3)	2,301,178	3.2%
Joel Bennett (4)	50,000	*
Dov Szapiro (5)	10,078,010	14.1%
Gerald Bagg (6)	220,795	*
Robert Costantino (7)	976,021	1.4%
All executive officers and directors as a group (7 persons) (8)	19,924,116	27.6%
Other Greater than 5% Holders
Maci Molecule SPV, LLC (5)	7,326,478	10.3%
Joshua Held (9)	4,372,211	6.1%

*Less than 1%.

(1)

Consists of 1,062,449 shares of common stock beneficially owned by Mr. Davidson and includes 220,795 shares of common stock underlying restricted stock units exercisable within 60 days of July 28, 2023.

(2)	Consists of 5,014,868 shares of common stock beneficially owned by Ms. Duitch.

(3)

Consists of (i) 2,201,178 shares of common stock beneficially owned by Dr. Salkind and (ii) 100,000 shares of common stock underlying stock options exercisable within 60 days of July 28, 2023 and includes 220,795 shares of common stock underlying restricted stock units exercisable within 60 days of July 28, 2023.

(4)	Consists of 50,000 shares of common stock underlying stock options exercisable by Mr. Bennett within 60 days of July 28, 2023.

(5)

Consists of (i) 358,750 shares of common stock beneficially owned by Entourage Effect Capital, LLC (“Entourage”); (ii) 7,326,478 shares of common stock beneficially owned by Maci Molecule SPV, LLC (“Maci Molecule”); and (iii) 2,392,782 shares of common stock beneficially owned by MacArthur Investment, LLC (“MacArthur”). Mr. Szapiro is a control person of Entourage, Maci Molecule and MacArthur and may be deemed to have voting and dispositive power over the shares. Mr. Szapiro disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for Entourage, Maci Molecule and MacArthur is 2890 NE 187th Street, Aventura, FL 90049.

(6)	Consists of 220,795 shares of common stock underlying restricted stock units exercisable by Mr. Bagg within 60 days of July 28, 2023.

(7)

Consists of 749,257 shares of common stock beneficially owned by Mr. Costantino and includes 226,764 shares of common stock underlying restricted stock units exercisable within 60 days of July 28, 2023.

(8)	Does not include 683,334 shares of common stock underlying restricted stock units held by certain of our non-executive directors not exercisable within 60 days of July 28, 2023.

(9)	Consists of 4,372,211 shares of common stock beneficially owned by Mr. Held who is a former director of the Company, and is based on the latest information available to the Company.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities” included in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Approval for Related Party Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions. We require that all employees, including officers and directors, disclose to the Chief Executive Officer the nature of any company business that is conducted with any related party of such employee, officer or director (including any immediate family member of such employee, officer or director, and any entity owned or controlled by such persons). If the transaction involves an officer or director of our Company, the Chief Executive Officer must bring the transaction to the attention of the Audit Committee or, in the absence of an Audit Committee the full Board, which must review and approve the transaction in writing in advance. In considering such transactions, the Audit Committee (or the full Board, as applicable) takes into account the relevant available facts and circumstances.

Transactions with Related Parties

In August 2020, the Company entered into an unsecured promissory note (the “August Note”) with John Bell for a principal amount of $200 thousand. The August Note was due on August 6, 2021 and had an interest rate of 8% per annum, payable in quarterly payments. On August 6, 2021, both the Company and Mr. Bell agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $200 thousand and an interest rate of 10% per annum, payable at maturity. The Secured August Note was due on June 30, 2022 and was secured by all the Company’s personal property. On July 22, 2022, the Secured August Note was paid.

In October 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the Chief Executive Officer of Sera Labs (“the Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $140 thousand is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note was due on September 30, 2021 and had an interest rate of 8% per annum. On November 9, 2020, a payment of $250 thousand was made and applied to principal only. On June 30, 2021, both the Company and the Chief Executive Officer of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the Chief Executive Officer of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.0 million and an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note was secured by all of the Company’s personal property. The Secured Duitch Note was due on April 15, 2022, and on July 22, 2022, the Secured Duitch Note was paid.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szapiro”) for a total principal amount of $720 thousand. The Secured Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured Notes were secured by all of the Company’s personal property. On July 22, 2022, the Secured Notes were paid.

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with Mr. Bell for a principal amount of $50 thousand. The Secured November Note was due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured November Note was secured by all the Company’s personal property. On July 22, 2022, the Secured November Note was paid.

On January 12, 2022, the Company entered into a secured promissory note (the “Secured January Note”) with the Chief Executive Officer of Sera Labs for a principal amount of $42 thousand (the “Second Duitch Note”) with an interest rate of 10% per annum, payable at maturity. The Second Duitch Note was secured by all the Company’s personal property. The Second Duitch Note was due on April 11, 2022, and on July 22, 2022, the Second Duitch Note was paid.

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szapiro for a total principal amount of $215 thousand. The Secured January Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured January Notes were secured by all the Company’s personal property. On July 22, 2022, the Secured January Notes were paid.

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. Total compensation earned for the year ended December 31, 2022 was approximately $8,500. As of December 31, 2022, unpaid net proceeds due to the Company was approximately $167,000, including $153,000 in merchant account reserves due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Robert Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12,000 per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the year ended December 31, 2022 was $63,000. As of December 31, 2022, unpaid consulting fees due to Mr. Davidson was $12,000.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see Part III, Item 10 “Executive Compensation.”

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Part II Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board initially appointed RBSM LLP (“RBSM”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2022. Subsequently, prior to issuance of their opinion on our 2022 financial statements, RBSM resigned as our Independent Auditor and the Board appointed Urish Popeck & Co., LLC (“Urish”) as our new Independent Auditor. The following table sets forth the fees billed to us for professional services rendered by RBSM and Urish for the years ended December 31, 2022 and 2021:

Services	2022	2021
Audit Fees billed by RBSM (1)	$178,500	$145,500
Audit Fees billed by Urish	-	-
Total fees	$178,500	$145,500

________________________

(1)

Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with (i) the audit of our annual financial statements and (ii) the review of the financial statements included in our Quarterly Reports for the quarters ended March 31, June 30 and September 30.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

Reference is made to the Index to consolidated financial statements of Avenir Wellness Solutions, Inc. (f/k/a CURE Pharmaceutical Holding Corp.) under Item 8 of Part II hereof.

2. Financial Statement Schedule:

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

3. Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Share Exchange and Conversion Agreement, among the Registrant and the parties listed therein, dated November 8, 2016	8-K	333-204857	11/15/2016
2.2	Agreement and Plan of Merger and Reorganization, among the Registrant and the parties listed therein, dated March 31, 2019	8-K/A	000-55908	12/31/2019
2.3	Plan of Conversion, dated September 27, 2019	8-K	000-55908	10/4/2019
2.4*	Agreement and Plan of Merger, dated September 23, 2020, by and between CURE Pharmaceutical Holding Corp. (the “Company”), The Sera Labs, Inc. and the other parties thereto.	8-K	000-55908	10/5/2020
2.5	Consent and Waiver Agreement, dated February 25, 2021, by and between the Registrant and Ionic Ventures, LLC	8-K	000-55908	2/25/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	000-55908	10/4/2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-55908	01/17/2023
3.3	Bylaws	8-K	000-55908	10/4/2019
4.1	Specimen common stock certificate	10-K	000-55908	3/30/2020
4.2	Description of Registrant’s Securities	10-K	000-55908	3/30/2020
4.3	Form of Warrant to Purchase Common Stock	8-K	333-204857	11/15/2016
4.4	Form of Warrant to Purchase Common Stock	8-K	333-204857	12/14/2016
4.5	Amendment to Warrants to Purchase Common Stock.	8-K	333-204857	06/9/2020
4.6	Form of Common Stock Purchase Warrant	10-K	000-55908	3/26/2018
10.1	Agreement for Sale of Assets, dated June 28, 2016	8-K	333-204857	8/26/2016
10.2	Form of Share Cancellation Agreement	8-K	333-204857	11/15/2016
10.3	Form of Securities Purchase Agreement	10-K	000-55908	3/26/2018
10.4	Form of 9% Convertible Note	10-K	000-55908	3/26/2018
10.5	Form of Securities Purchase Agreement	8-K	000-55908	10/18/2018
10.6	Secured Promissory Note	8-K	000-55908	07/28/2020
10.7	Secured Promissory Note, dated September 25, 2020, by and between CURE Pharmaceutical Holding Corp. and Ionic Ventures, LLC.	8-K	000-55908	09/30/2020
10.8+	Employment Agreement, between the Registrant and Alex Katz, dated November 15, 2018	8-K	000-55908	11/20/2018
10.9	Securities Purchase Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.10	Advisory Consulting Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.11+	Employment Agreement between the Registrant and Michael Redard, dated May 15, 2019	8-K	000-55908	5/20/2019
10.12	Convertible Promissory Note, between the Registrant and Coeptis Pharmaceuticals, Inc., dated November 12, 2019	8-K	000-55908	11/14/2019
10.13	Convertible Demand Note, between the Registrant and Chemistry Holdings, Inc., dated March 29, 2019	8-K	000-55908	4/1/2019
10.14+	Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020

10.15+	Form of Stock Option Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.16+	Form of Restricted Stock Award Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.17+	Form of Restricted Stock Unit Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.18	Form of Lock-Up Agreement.	8-K	000-55908	10/5/2020
10.19+	Employment Agreement, dated October 2, 2020, by and between the Company and Nancy Duitch.	8-K	000-55908	10/5/2020
10.20*	Security Purchase Agreement.	8-K	000-55908	11/2/2020
10.21*	Series A Convertible Note.	8-K	000-55908	11/2/2020
10.22*	Series B Convertible Note.	8-K	000-55908	11/2/2020
10.23*	Note Purchase Agreement.	8-K	000-55908	11/2/2020
10.24*	Secured Promissory Note.	8-K	000-55908	11/2/2020
10.25	Master Netting Agreement.	8-K	000-55908	11/2/2020
10.26	Registration Rights Agreement.	8-K	000-55908	11/2/2020
10.27	Leak-Out Agreement.	8-K	000-55908	11/2/2020
10.28	Forbearance Agreement.	8-K	000-55908	1/7/2022
10.29*	Asset Purchase Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.30	Promissory Note, dated July 22, 2022, issued by Buyer for the benefit of CURE Pharmaceutical.	8-K	000-55908	7/28/2022
10.31	Side Letter, dated July 22, 2022, by and between the Company and Buyer.	8-K	000-55908	7/28/2022
10.32	Guaranty, dated July 22, 2022, by and between the Company and Buyer.	8-K	000-55908	7/28/2022
10.33	Transition Services Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.34	Trademark License Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.35+	Employment Agreement, dated July 22, 2022, by and between the Company and Joel Bennett.	8-K	000-55908	7/28/2022
10.36+	Employment Agreement dated as of January 1, 2023, by and between Avenir Wellness Solutions, Inc. and Nancy Duitch.	8-K	000-55908	3/8/2023
21.1	List of Subsidiaries of the Registrant				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Avenir Wellness Solutions, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on July 28, 2023.

AVENIR WELLNESS SOLUTIONS, INC.

Dated: July 28, 2023	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Nancy Duitch and Joel Bennett,  and each of them, as their true and lawful attorneys and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer and Director
Date: July 28, 2023

By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: July 28, 2023

By:	/s/ Gene Salkind, M.D.
Gene Salkind M.D.
Director
Date: July 28, 2023

By:	/s/ Robert Costantino
Robert Costantino
Director
Date: July 28, 2023

By:	/s/ Gerald Bagg
Gerald Bagg
Director
Date: July 28, 2023

By:	/s/ Robert Davidson
Robert Davidson
Director
Date: July 28, 2023

By:	/s/ Dov Szapiro
Dov Szapiro
Director
Date: July 28, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVENIR WELLNESS SOLUTIONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Avenir Wellness Solutions, Inc. (f/k/a Cure Pharmaceutical Holding Corp.) and Subsidiaries

Sherman Oaks, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Avenir Wellness Solutions, Inc. (f/k/a Cure Pharmaceutical Holding Corp.) and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern – See Also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, negative stockholders’ equity, a working capital deficit, and expects future losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Retrospective Adjustment for Discontinued Operations

We also have audited the reclassification adjustments to the 2021 consolidated financial statements to retrospectively apply the change due to discontinued operations, as described in Note 22. In our opinion, such reclassification adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Convertible Promissory Notes

Critical Audit Matter Description

As described in Notes 2 and 15 to the consolidated financial statements, as of December 31, 2022, the fair value of the Company’s Convertible Promissory Notes was measured at approximately $9.2 million. The Company elected the fair value option to record its convertible promissory notes within Level 3 fair value hierarchy by utilizing Monte Carlo Simulation model, taking into consideration terms of the note, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The Company utilized a third-party valuation specialist to assist in the determination of fair value of the convertible promissory notes.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value of the convertible promissory notes payable.
•	Testing the completeness and accuracy of underlying data used in the fair value estimate.
•	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist and to discern whether they are reasonable considering:
	(i)	the current and past performance of the entity;
	(ii)	the consistency with external market and industry data; and
	(iii)	whether these assumptions were consistent with evidence obtained in other areas of the audit.

Goodwill and Intangible Asset Impairment Assessment

Critical Audit Matter Description

As described in Notes 2 and 8 to the consolidated financial statements, the Company recognized goodwill impairment and intangible asset impairment of $4.7 million and $5.7 million, respectively, for the year ended December 31, 2022. Management tests goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value.  Management tests intangible assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Management uses an income approach to estimate the fair value.  Management’s income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the income approach primarily includes discount and growth rates, and future levels of revenue, operating margins and cash flows.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates related to discount and growth rates, and future levels of revenue, operating margins and cash flows; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimates; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount and growth rates, and future levels of revenue, operating margins and cash flows.

Evaluating management’s assumptions related to the future levels of revenue, operating margins and cash flows involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of significant assumptions related to the discount and growth rates and future levels of revenue, operating margins and cash flows.

In addition, we tested the reconciliation of the fair value of the asset group developed by management to the market capitalization of the Company as of the valuation date.

Revenue Recognition

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to providing a specified good to a customer. In these instances, management determines whether the Company has promised to provide the goods itself (as principal) or to arrange for the specified good to be provided by another party (as an agent). As disclosed by management, this determination is a matter of judgment that depends on the facts and circumstances of each arrangement. The Company recognizes all revenues, including from distributions under the Advanced Legacy Technologies, LLC’s (“ALT”) distribution agreement, on a gross basis (as a principal) as the Company is primarily responsible for the fulfillment, has control of the promised good, has full discretion in establishing prices, the risk associated with inventory loss and primarily responsible for customer returns and therefore is the principal in the arrangement with customers.

The principal considerations for our determination that performing procedures relating to revenue recognition – principal versus agent considerations is a critical audit matter are (1) that there was judgment applied by management in assessing the indicators that the Company controls the promised goods before it was transferred to the customer, including assessing whether the Company was primarily responsible for fulfilling the promised good through an affiliated entity and (2) a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included understanding management’s assessment of indicators that the Company controls the promised good before it is transferred to the customer. These procedures also included, among others, testing the reasonableness of management’s assessment of the indicators of control over the promised good which included determining whether the Company was primarily responsible for fulfilling the promised good and has full discretion in establishing pricing by considering the orders and agreements with providers, where applicable, and considering whether these conclusions were consistent with evidence obtained in other areas of the audit.

Going Concern

Critical Audit Matter Description

 As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, negative stockholders’ equity, a working capital deficit, and expects future losses. The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the consolidated financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

 We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2023.

Pittsburgh, Pennsylvania

July 28, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avenir Wellness Solutions, Inc. (f/k/a Cure Pharmaceutical Holding Corp.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Avenir Wellness Solutions, Inc. (f/k/a Cure Pharmaceutical Holding Corp.) and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flow for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Las Vegas, NV

April 1, 2022

PCAOB ID: 587

 AVENIR WELLNESS SOLUTONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.) AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31,

  (in thousands, except share amounts)

	2022	2021
ASSETS
Current assets:
Cash	$2,943	$16
Accounts receivable, net	232	357
Due from related party	167	-
Notes receivable	2,000	-
Inventory, net	145	710
Prepaid expenses and other assets	441	358
Current assets held for sale	-	340
Total current assets	5,928	1,781

Property and equipment, net	4	4
Operating lease right-of-use asset, net	160	257
Notes receivable	-	200
Investments, net	411	216
Goodwill	-	4,690
Patents, net	244	261
Customer relationship, trade name, non-compete and other intangibles, net	71	7,297
Other assets	36	48
Long-term assets held for sale	-	25,820

Total assets	$6,854	$40,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$2,848
Accrued expenses	1,585	3,485
Operating lease payable	124	104
Loans payable	161	235
Related party payable	-	2,011
Notes payable	-	2,877
Convertible promissory notes	550	550
Fair value convertible promissory notes, net	9,180	9,932
Contract liabilities	388	293
Contingent stock consideration	860	1,430
Current liabilities held for sale	-	496
Total current liabilities	13,913	24,261

Operating lease payable	46	174
Long-term liabilities held for sale	-	27

Total liabilities	13,959	24,462

Commitments and contingencies (see Note 21)	-	-

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 71,426,801 and 68,201,900 shares issued and outstanding as of December 31, 2022 and 2021, respectively	71	69
Additional paid-in capital	112,471	110,146
Common stock issuable	308	343
Accumulated deficit	(119,955)	(94,446)
Total stockholders’ equity	(7,105)	16,112

Total liabilities and stockholders’ equity	$6,854	$40,574

 The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.) AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except share amounts)

	2022	2021
Revenue:
Product sales, net of discounts, allowances and refunds	$4,896	$5,715
PPE Sales	-	363
Total revenue	4,896	6,078

Cost of goods sold:
Cost of goods sold	1,557	1,749

Gross profit	3,339	4,329

Operating expenses:

Selling, general and administrative expenses	11,725	16,496
Impairment of goodwill	4,690	-
Impairment of intangible assets	5,764	-
Change in fair value of contingent stock consideration	(570)	(1,775)
Total operating expenses	21,609	14,721

Net operating loss	(18,270)	(10,392)

Other income (expense):
Interest income	51	62
Settlement income	73	2,434
Gain on extinguishment of debt	90	741
Loss on sale of property, plant and equipment	(17)	(41)
Change in fair value of convertible promissory notes	85	(393)
Reserve on investment	(71)	(350)
Interest expense	(465)	(640)
Other income	26	-

Total other income (expense)	(228)	1,813

Loss before income taxes	(18,498)	(8,579)

Provision for income taxes	(42)	-

Loss from continuing operations	$(18,540)	$(8,579)

Disposal group
Loss before provision for income taxes	(6,404)	(4,614)
Loss on disposition	(565)	-
Provision for income taxes	-	-
Loss from disposal group	(6,969)	(4,614)

Net loss	$(25,509)	$(13,193)

Net loss per share – basic and diluted
Continuing operations	$(0.26)	$(0.14)
Disposal group	(0.10)	(0.07)
Net loss per share	$(0.36)	$(0.21)

Weighted average common shares outstanding – basic and diluted	70,205,544	62,350,339

 The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.) AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par	Capital	Issuable	Deficit	Total
Balance, December 31, 2020	59,476,268	$60	$101,807	$665	$(81,253)	$21,279
Issuance of common stock for professional services	646,512	1	607	179	-	787
Issuance of common stock from the equity incentive plan	904,929	1	187	(238)	-	(50)
Issuance of common stock for cashless exercise of warrants	26,936	-	-	-	-	-
Issuance of common stock from conversion of convertible promissory notes	7,147,255	7	4,402	(263)	-	4,146
Fair value of stock options and restricted stock granted	-	-	2,571	-	-	2,571
Fair value of restricted stock units granted	-	-	572	-	-	572
Net loss	-	-		-	(13,193)	(13,193)
Balance, December 31, 2021	68,201,900	69	110,146	343	(94,446)	16,112
Issuance of common stock for professional services	271,666	-	73	(35)	-	38
Issuance of common stock pursuant to vested restricted stock units	588,235	-	-	-	-	-
Issuance of restricted stock	700,000	-	216	-	-	216
Fair value of restricted stock units granted	-	-	420	-	-	420
Fair value of stock options vested	-	-	952	-	-	952
Issuance of common stock for conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Net loss	-	-	-	-	(25,509)	(25,509)
Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)

The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. (F/K/A CURE PHARMACEUTICAL HOLDING CORP.) AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2022	2021

Loss from continuing operations	$(18,540)	$(8,579)
Loss from disposal group	(6,969)	(4,614)
Net loss	(25,509)	(13,193)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of pharmaceutical assets and liabilities	565	-
Stock based compensation - services	7	787
Stock issued from equity incentive plan	-	(50)
Gain from settlement of accounts payable	(83)	-
Gain from extinguishment of debt	(90)	(741)
Change in fair value of contingent stock consideration	(570)	(1,775)
Change in fair value of convertible promissory notes	(85)	393
Reserve on investment	71	350
Depreciation and amortization	1,481	2,327
Impairment of goodwill	4,690
Impairment of intangibles other than goodwill	5,764	-
Amortization of right-of-use asset	97	86
Bad debt expenses	-	41
Recovery of bad debt expense	(35)	(221)
Inventory reserve for obsolescence	253	109
Fair value of vested stock options and restricted stock	1,619	3,143
Original issue discount	33	-

Change in operating assets and liabilities:
Accounts receivable	160	(174)
Inventory	312	(579)
Due from related party	(167)	-
Prepaid expenses and other assets	(96)	926
Other assets	(69)	(25)
Accounts payable	(1,661)	719
Accrued expenses	(1,858)	2,884
Operating lease liabilities	(108)	(93)
Contract liabilities	95	(701)
Assets and liabilities held for sale	5,111	1,472

Cash used in operating activities	(10,073)	(4,315)

Cash flows from investing activities
Investment in company	(53)	(57)
Purchase of property and equipment	(1)	-
Proceeds from the sale of certain pharmaceutical assets	13,891	-
Long term assets held for sale	-	(118)
Purchase of note receivable	-	(200)
Collection of note receivable	-	200

Cash provided by (used in) investing activities	13,837	(175)

Cash flows from financing activities
Proceeds from notes payable – disposal group	3,702	415
Proceeds from notes payable	3,935	1,600
Repayment of notes payable	(6,347)	-
Proceeds from related party payable	190	796
Repayment of related party payable	(2,243)	-
Proceeds from loans payable	161	279
Repayment of loans payable	(235)	(309)

Cash provided by (used in) financing activities	(837)	2,781
Net increase (decrease) in cash and cash equivalents	2,927	(1,709)
Cash and cash equivalents, beginning of year	16	1,725
Cash and cash equivalents, end of year	$2,943	$16
Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$585	$102
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$666	$4,146
Repayment of Buyer advances	$(4,150)	$-
Common stock received for conversion of note receivable	$213	$-
Reclassification of accrued expenses to related parties	$42	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. (F/K/A CURE PHARMACEUTICALS HOLDING CORP.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Business Operations

Avenir Wellness Solutions, Inc. (f/k/a CURE Pharmaceutical Holding Corp.) (“Avenir”), its wholly-owned subsidiaries including The Sera Labs, Inc. (“Sera Labs”) collectively (the “Company,” “we,” “our,” “us,” or “Avenir”) is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands through Sera Labs and the licensing and/or sale of the rights to such technologies to third parties for their use. Development may include conduction of clinical trials for substantiation of the efficacy of our products.

Sera Labs is engaged in the development, production and sale of the Company’s products and is a trusted leader in the health, wellness, and beauty sectors with innovative products containing cutting-edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require approval from the U.S. Food and Drug Administration (“FDA”) but do require following all good manufacturing practices ("GMPs"). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical™, Seratopical Revolution™ SeraLabs™, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, mass retailers, grocery chains and convenience stores. The Company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (“DTC”), via online website orders, including opt-in subscriptions.

Background

We were incorporated in the State of Nevada on May 15, 2014. The Company was formerly named Makkanotti Group Corp. which was formed to engage in the business of manufacturing food paper bags in Nicosia, Cyprus. On November 7, 2016, the board of directors and the majority stockholder of the then outstanding shares of registrant’s common stock executed a written consent to change registrant’s name from “Makkanotti Group Corp.” to “CURE Pharmaceutical Holding Corp.” The Certificate of Amendment to Articles of Incorporation was filed with the State of Nevada on November 30, 2016. On September 27, 2019, the Company reincorporated from the State of Nevada to the State of Delaware. On October 14, 2022, the Company completed the name change from Cure Pharmaceutical Holdings Corp to Avenir Wellness Solutions, Inc.

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

As a result of the Share Exchange, CURE Pharmaceutical became a wholly-owned subsidiary of the Company, and the CURE Pharmaceutical Shareholders and CURE Pharmaceutical Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock.

On May 14, 2019, the Company, and CURE Chemistry Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with Chemistry Holdings, Inc., a Delaware corporation (“CHI”). As agreed in the Merger Agreement, the Company acquired CHI pursuant to a merger of the Merger Sub with and into CHI (the “Merger”). Pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of CHI.

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 23, 2020 (the “Sera Labs Merger Agreement”), by and among the Company, Cure Labs, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Sera Labs Merger Sub”), Sera Labs and Nancy Duitch, in her capacity as the security holders representative (“Ms. Duitch”; collectively with the Company, Sera Labs and Sera Labs Merger Sub, the “Parties”). The Sera Labs Merger Agreement provided for the acquisition of Sera Labs by the Company through the merger of Sera Labs Merger Sub with and into Sera Labs, with Sera Labs surviving as a wholly-owned subsidiary of the Company (the “Sera Labs Merger”).

                On July 22, 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks, inventory and related machinery and equipment. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 22 – Discontinued Operations for additional information.

The Coronavirus Disease 2019 (COVID-19) Pandemic

The COVID-19 pandemic was declared a global pandemic by the World Health Organization in March 2020, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the future impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the future operation of the Company’s business. The COVID-19 outbreak and mitigation measures have had an adverse impact on global economic conditions, and may continue to have such adverse impact, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the year ended December 31, 2022 there was no significant direct impact on the Company’s operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements. Please see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Avenir and its wholly owned subsidiaries, CURE Pharmaceutical, CHI, and Sera Labs, collectively referred to as (“Avenir”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2022, we had an accumulated deficit of approximately $120.0 million and a working capital deficit of approximately $7.9 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of December 31, 2022, the Company had approximately $2.9 million of cash on hand. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciative and amortization useful lives, assumptions used to calculate the fair value of the contingent stock consideration, stock based compensation, beneficial conversion features, warrant values, valuation allowance on deferred taxes, incremental borrowing rate (“IBR”) relating to leases, assumption used for discounts and returns in relation to revenue and the assumptions used to calculate derivative liabilities and fair values of the purchase price allocations and convertible promissory notes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022, and 2021, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2022, the Company had $2.4 million in deposits in excess of the federal insurance limit and at December 31, 2021, the Company did not have deposits in excess of the federal insurance limit.

Investment in Associates

The Company follows Accounting Standards Codification (“ASC”) 325-20, "Cost Method Investments" (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

 Accounts Receivable

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. As of December 31, 2022 and 2021 management determined that an allowance of $-0- and $80 thousand were necessary.

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

In accordance with ASC 360, “Property Plant and Equipment,” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”). NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such products in the ordinary course of business. The Company determines the cost of its inventory, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stocking units. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in cost of product revenues sold in the period the revision is made.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill. For the years ended, December 31, 2022 and 2021, the Company recorded impairment loss on goodwill of $4.7 million and $0, respectively, related to continuing operations. Impairment loss on goodwill related to discontinued operations included in the loss from disposal group amounted to $4.7 million and $-0- for the years ended December 31, 2022 and 2021, respectively.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. Impairment loss on other intangibles amounted to $5.8 million and $-0- for the years ended December 31, 2022 and 2021, respectively.

Contingent consideration liabilities

Certain of the Company’s business acquisitions involve the potential for future payment of consideration to former selling stockholders in amounts determined upon attainment of revenue and gross margin milestones from product sales. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition.” Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

To achieve the core principle of Topic 606, we performed the following five steps:

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

Revenue from eCommerce sales, including direct-to-consumer sales, are recognized upon receipt of the merchandise by the customer. We also elected to adopt the practical expedient related to shipping and handling fees which allows us to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. Shipping revenue is recorded upon delivery to the customer.

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

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included in accrued expenses in the balance sheet.

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

Cost to Obtain a Contract

The Company pays sales commission to its employees and outside sales representatives for contracts that they obtain relating to wholesale sales of its products. The Company applies the optional practical expedient to immediately expense costs to obtain a contract if the amortization period of the asset that would have been recognized is one year or less. As such, sales commissions are immediately recognized as an expense and included as part of sales and marketing expenses.

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenue when customers remit contractual cash payments in advance before we satisfy performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied by us. Deferred revenue is generally classified as current based on the timing of when the Company expects to recognize revenue.

 The following table summarizes the changes in contract liabilities during the years ended December 31, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$994
Additions	435
Customer deposits returned	(713)
Transfers to revenue	(208)
Contract liabilities held for sale	(215)
Balance at December 31, 2021	293
Additions	48
Customer deposits returned	-
Transfers to Revenue	(146)
Contract liabilities not transferred	193
Balance at December 31, 2022	$388

Cost of Revenues

Cost of revenues primarily consists of third-party manufacturing costs for our products.

Marketing and Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company recorded marketing and advertising expense of $2.2 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $492 thousand and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Research and development expenses for 2022 and 2021 are presented as part of the loss from disposal group in the consolidated statements of operations.

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

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry-forward prior to its expiration.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the financial statements for years ended December 31, 2022 and 2021. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. The Company is currently assessing the impact the CARES Act will have on the Company’s consolidated financial statements.

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

The Company accounts for restricted stock awards and stock options issued at fair value on the grant date, based on the closing stock price of the Company’s common stock reported on the OTCQB, Pink or Expert Markets, as applicable. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.

In the case of award modifications, the Company accounts for the modification in accordance with Accounting Standards Update (“ASU”) No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," whereby the Company recognizes the effect of the modification in the period the award is modified.

As of January 1, 2019, the Company adopted ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which aligns the accounting of share-based payment awards issued to employees and nonemployees. The adoption did not materially impact our consolidated financial statements.

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

When a part of the purchase consideration consists of shares of the Company common stock, the Company calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the OTCQB, Pink or Expert Markets, as applicable, as of the acquisition date. The Company recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of December 31, 2022 and 2021, the Company had no financial assets recorded at fair value on a recurring basis. As of December 31, 2022 and 2021, the Company fair valued the Series A and Series B Notes and the contingent stock consideration for which we elected the fair value option. These liabilities are measured at fair value using either Black-Scholes model or Monte Carlo simulation model as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earn outs may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from January 1, 2021 to December 31, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. From January 1, 2022 to December 31, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In determining the fair value, the Company evaluated each of the target threshold scenarios as to the potential earn-out payment at each level based on the estimated net sales and gross profit. If the expected gross profit considered in the scenario with the lowest gross profit is less than $6.0 million during the Clawback Period, the value of the stock earn-out payment would be $-0-. However, if the expected gross profit during the Clawback Period was at least $8.0 million (and the net sales target is achieved), the value of the stock earn-out payment would be approximately $1.0 million.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes were recognized in earnings as incurred and not deferred. As of December 31, 2022, due to the default status of the Series A and B Notes, the Company has valued the Series A and B Notes with consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  However, in light of the prior forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.

The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$860	$-	$-	$860
Fair value of Series A Note	$5,221	$-	$-	$5,221
Fair value of Series B Note	$3,959	$-	$-	$3,959

The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$1,430	$-	$-	$1,430
Fair value of Series A Note	$3,075	$-	$-	$3,075
Fair value of Series B Note	$6,857	$-	$-	$6,857

The following table summarizes the changes in Level 3 financial instruments during the years ended December 31, 2022 and 2021 (in thousands):

Fair value of Series A and B Notes at December 31, 2020	$13,684
Change in fair value of Series A Note	(1,054)
Change in fair value of Series B Note	1,448
Conversion of Series A Note	(2,881)
Conversion of Series B Note	(1,265)
Fair value of Series A and B Notes at December 31, 2021	9,932
Change in fair value of Series A Note	2,146
Change in fair value of Series B Note	(2,232)
Conversion of Series B Note	(666)
Fair value of Series A and B Notes at December 31, 2022	$9,180

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Series A and Series B Notes are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy is as follows for December 31:

Date of valuation	2022	2021
Stock price	$0.25	$0.36
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.83
Term (in years) – Series B Note	0.0	0.13
Volatility – Series A Note	85.0%	85.0%
Volatility – Series B Note	85.0%	65.0%
Risk-free interest rate – Series A Note	4.6%	0.32%
Risk-free interest rate – Series B Note	4.6%	0.06%
Interest rate	18.0%	18.0%

The Company recorded a gain (loss) of $85 thousand and $(394) thousand, due to the change in fair value of Series A and B Notes for the years ended December 31, 2022 and 2021, respectively.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Series A and Series B Notes

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

Accounting for Warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," then in accordance with ASC 815-40, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock." Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. The Company does not have any liability classified warrants as of any period presented.

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

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our shareholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition. Gain contingencies are recorded when the ultimate resolution of the contingency is resolved.  As disclosed in Note 21, the Company recognized settlement income of $2.4 million during 2021.

Net Loss per Common Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding exercisable stock options, warrants and convertible notes payable. For periods with a net loss, basic and diluted loss per share is the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share because their inclusion would be anti-dilutive as follows as of December 31:

	2022	2021

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,107,980	4,067,452
Warrants	312,500	1,565,447
Shares to be issued upon conversion of convertible notes	416,667	115,047
Total	1,837,147	5,747,946

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

Risks and Uncertainties

The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company’s business. The broader implications of the COVID-19 pandemic on the Company’s financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic. The impact on the Company’s customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Recent Accounting Pronouncements Not Yet Adopted

The Company’s management reviewed all recently issued Accounting Standard Updates (“ASU’s”) not yet adopted by the Company and does not believe the future adoptions of any such ASU’s may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

Correction of an Error

During the year ended December 31, 2022 the Company became aware of an error in the calculation of its weighted average common shares outstanding and resultant reported loss per share for the year ended December 31, 2021. The reported weighted average common shares outstanding and loss per share was 50,182,299 and ($0.26), respectively. The corrected weighted shares outstanding and loss per share was 62,350,339 and ($0.21), respectively.  Based on an analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” the Company has determined that this error was immaterial to the previously issued consolidated financial statements for the year ended December 31, 2021.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31 (in thousands):

	2022	2021

Customer billed	$232	$437
Allowance for doubtful accounts	-	(80)
Accounts receivable, net	$232	$357

                Customer billed accounts receivable represents amounts billed to customers that have yet to be collected.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31 (in thousands):

	2022	2021

Prepaid insurance	$207	$302
Prepaid expenses	176	10
Prepaid media advertising	29	-
Other current assets	29	46
Prepaid expenses and other current assets	$441	$358

NOTE 5 – INVENTORY

Inventory consists of packaging components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realized value.

The carrying value of inventory consisted of the following as of December 31 (in thousands):

	2022	2021

Packaging components	$88	$325
Finished goods	420	494
	508	819
Reserve for obsolescence	(363)	(109)
Inventory, net	$145	$710

For the years ended December 31, 2022 and 2021, inventory reserve adjustments amounted to $359 thousand and $27 thousand, respectively

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31 (in thousands):

	2022	2021

Computer and other equipment	$8	$7
Less accumulated depreciation	(4)	(3)
Property and equipment, net	$4	$4

For the years ended December 31, 2022 and 2021, depreciation expense amounted to $1 thousand and $1 thousand, respectively.

NOTE 7 – NOTES RECEIVABLE

In May 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $200 thousand. The May 2021 Loan shall accrue interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date or the maturity date of May 26, 2023. In the event of conversion by the Company, the outstanding amount of the May 2021 Loan and any unpaid accrued interest shall be converted into shares of BRC by dividing the sum of the May 2021 Loan and unpaid accrued interest by the price per share obtained by dividing $20.0 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion subject to certain exclusions. In the event the Company has not requested for conversion, the May 2021 Loan can automatically convert if BRC sells shares of preferred stock (the “Qualified Financing Securities”) to one or more investors in a single transaction or series of related transactions for aggregate proceeds to BRC of at least $4.0 million (a “Qualified Financing”). The May 2021 Loan shall automatically convert at the initial closing of and on the same terms and conditions of the Qualified Financing into a total number of Qualified Financing Securities obtained by dividing the sum of the May 2021 Loan and unpaid accrued interest by the lesser of (i) 80% of the price per share paid for the Qualified Financing Securities by investors in the Qualified Financing and (ii) $20.0 million by the number of outstanding shares of common stock of BRC immediately prior to such conversion subject to certain exclusions. On July 5, 2022, the May 2021 Loan and unpaid accrued interest in the aggregate amount of $213 thousand was automatically converted into 11,026 shares of BRC preferred stock.  The automatic conversion was triggered by the occurrence of a Qualified Financing by BRC. See Note 9 - Investments for additional information.

On July 22, 2022, the Company received a promissory note in the amount of $2.0 million in connection with the Asset Sale. The note bears interest at 2.37% per annum and is due on or before July 22, 2023. The note is subject to offset for any claims related to the Assets Sale and is secured by the assets underlying the Asset Sale. As of December 31, 2022, there have been no claims made against the note.

Accrued interest income as of December 31, 2022 and 2021 was $33 thousand and $4 thousand respectively.

Notes receivable consists of the following as of December 31 (in thousands):

	2022	2021
Biopharmaceutical Research Company	$-	$200
TF Tech Ventures, Inc.	2,000	-
Less: Current portion of notes receivable	(2,000)	-
Notes receivable, non-current portion	$-	$200

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Intangible Asset Summary

Goodwill and intangible assets, net, consisted of the following as of December 31 (in thousands):

	2022	2021
Goodwill	$-	$4,690

Intangible assets subject to amortization:
Customer relationships	$-	$7,110
Trade name	-	2,610
Non-compete agreements	-	462
Other intangibles	90	-
	90	10,182
Accumulated amortization	(19)	(2,885)
Customer relationships, trade name, non-compete and other intangibles, net	$71	$7,297

Patents	$316	$316
Accumulated amortization	(72)	(55)
Patents, net	$244	$261

The Company’s management determined that, customer relationships have no future value as of June 30, 2022 and recorded an impairment charge in the amount of $4.6 million as of that date, and goodwill and trade name have no future value as of December 31, 2022 and recorded impairment charges in the amount of $4.7 million and $1.1 million, respectively, as of that date. Total impairment loss amounted to $10.4 million and $-0- million for the years ended December 31, 2022 and 2021, respectively.

Amortization expense was $1.5 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense over each of the next five years and thereafter is as follows (in thousands):

2023	$56
2024	43
2025	23
2026	19
2027	17
2028 and thereafter	157
Total Amortization	$315

NOTE 9 – INVESTMENTS

In accordance with ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $509 thousand which shall bear interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. During 2022, the Company made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of December 31, 2022 and December 31, 2021, the Company recorded an investment in ReLeaf using the cost method of accounting and recorded accrued interest relating to these Loans as well as a reserve on the investment. As of the filing date of this Annual Report, the Company has agreed to convert the Loans and receive Shares as per the Loan terms. The issuance of such shares to the Company is currently pending completion of shareholder agreements and finalization of the capitalization table.

In May 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $200 thousand. The May 2021 Loan accrued interest at 6% per annum and became due and payable to the Company on the conversion date of July 5, 2022. Pursuant to the conversion by the Company, the outstanding amount of the May 2021 Loan plus unpaid accrued interest of $13 thousand in the aggregate amount of $213 thousand was converted into 11,026 shares of BRC preferred stock, or a 0.39% interest. The automatic conversion of the loan was triggered by the occurrence of a Qualified Financing. See Note 7 - Notes Receivable for additional information.

Investments, net, at cost, consisted of the following as of December 31 (in thousands):

	2022	2021

Investment in ReLeaf Europe B.V.	$619	$566
Valuation reserve	(421)	(350)
Investment in ReLeaf Europe B.V., net	198	216

Investment in Biopharmaceutical Research Company	213	-
Investments, net	$411	$216

As of December 31, 2022 and 2021, the net investment is based on management’s best estimate of net realizable value, which resulted in a valuation reserve amount of $421 thousand and $350 thousand, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2022	2021

Accounts payable factoring	$-	$1,722
Refunds and returns liability	551	445
Accrued interest expense (see Note 11 for amount of related party interest included)	233	390
Accrued payroll	82	178
Accrued vacation leave	64	173
Accrued expenses	324	243
Sales tax payable	331	334
Accrued Expenses	$1,585	$3,485

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

Due to Related Parties

In August 2020, the Company entered into an unsecured promissory note (the “August Note”) with John Bell (“Mr. Bell”), for a principal amount of $200 thousand. The August Note was due on August 6, 2021 and had an interest rate of 8% per annum, payable in quarterly payments. On August 6, 2021, both the Company and Mr. Bell agreed to roll the amount of principal and accrued interest as of August 6, 2021 into a new secured promissory note (“Secured August Note”) with a new principal amount of $200 thousand and an interest rate of 10% per annum, payable at maturity. The Secured August Note was due on June 30, 2022 and was secured by all the Company’s personal property. On July 22, 2022, the Secured August Note was paid.

In October 2020, the Company completed its acquisition of Sera Labs and pursuant to the Sera Labs Merger Agreement, the Company issued a promissory note in the principal amount of $1.1 million owed to the Chief Executive Officer of Sera Labs (“Duitch Note”), of which $1.0 million is the upfront payment in connection with the closing of the Sera Labs Merger, and $140 thousand is for certain liabilities of Sera Labs due to Mrs. Duitch. The Duitch Note was due on September 30, 2021 and had an interest rate of 8% per annum. On November 9, 2020, a payment of $250 thousand was made and applied to principal only. On June 30, 2021, both the Company and the Chief Executive Officer of Sera Labs agreed to roll the amount of principal and accrued interest as of June 30, 2021 as well as other amounts due to the Chief Executive Officer of Sera Labs into a new secured promissory note (“Secured Duitch Note”) with a new principal amount of $1.0 million and an interest rate of 10% per annum, payable at maturity. The Secured Duitch Note was secured by all the Company’s personal property. The Secured Duitch Note was due on April 15, 2022, and on July 22, 2022, the Secured Duitch Note was paid.

On November 16, 2021, the Company entered into a secured promissory note (the “Secured November Note”) with Mr. Bell for a principal amount of $50 thousand. The Secured November Note was due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured November Note was secured by all the Company’s personal property. On July 22, 2022, the Secured November Note was paid.

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szapiro”) for a total principal amount of $720 thousand. The Secured Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured Notes were secured by all the Company’s personal property. On July 22, 2022, the Secured Notes were paid.

On January 12, 2022, the Company entered into a secured promissory note (the “Secured January Note”) with the Chief Executive Officer of Sera Labs for a principal amount of $42 thousand (the “Second Duitch Note”) with an interest rate of 10% per annum, payable at maturity. The Second Duitch Note was secured by all the Company’s personal property. The Second Duitch Note was due on April 11, 2022, and on July 22, 2022, the Second Duitch Note was paid.

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szapiro for a total principal amount of $215 thousand. The Secured January Notes were due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The Secured January Notes were secured by all the Company’s personal property. On July 22, 2022, the Secured January Notes were paid.

As of December 31, 2022 and 2021, unpaid accrued interest to related parties was $-0- and $83 thousand, respectively. Interest expense in regard to related party payables for the years ended December 31, 2022 and 2021 was $111 thousand and $127 thousand, respectively.

Other Related Party Transactions

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. Total compensation earned for the year ended December 31, 2022 was approximately $9 thousand. As of December 31, 2022, unpaid net proceeds due to the Company was approximately $167 thousand, including merchant account reserves in the amount of $153 thousand due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the year ended December 31, 2022 was $63 thousand. As of December 31, 2022, unpaid consulting fees due to Mr. Davidson was $12 thousand.

NOTE 12 – LOANS PAYABLE

Loans payable consists of the following as of December 31 (in thousands):

	2022	2021
Note to a company due September 29, 2022, including interest at 4.32% per annum; unsecured; interest due monthly	$-	$195
Note to a company due June 6, 2022, including interest at 4.42% per annum; unsecured; interest due monthly	-	40
Note to a company due September 29, 2023, including interest at 7.07% per annum; unsecured; interest due monthly	136	-
Note to a company due June 6, 2023, including interest at 8.07% per annum; unsecured; interest due monthly	25	-
Current portion of loans payable	(161)	(235)
Loans payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2022 and 2021 was approximately $12 thousand and $7 thousand, respectively.

NOTE 13 – NOTES PAYABLE AND PAYCHECK PROTECTION PROGRAM LOAN

Notes payable consist of the following at December 31 (in thousands):

	2022	2021

Note to an individual, non-interest bearing, unsecured and due upon receipt of equity funding from an entity related to the individual	$-	$50
Promissory note to a company originally due May 18, 2021 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	-	270
Promissory note to a company originally due May 18, 2021 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	-	540
Promissory note to a company originally due January 13, 2022 was rolled into a new secured promissory note now due June 15, 2022; interest at 10% per annum payable at maturity	-	500
Secured promissory notes to a company originally due April 8, 2022 and October 30, 2021 was rolled into a new secured promissory notes now due June 15, 2022; interest at 10% per annum payable at maturity	-	502
Secured promissory note to a company due April 15, 2022; interest at 10% per annum payable at maturity	-	300
Secured promissory note to a company due April 15, 2022; interest at 10% per annum payable at maturity	-	100
Promissory notes to a company, as of the filing date of this report, terms of the promissory notes are still being negotiated	-	415
Secured promissory notes to a company due June 15, 2022; as of the filing date of this report, terms of the promissory notes are still being negotiated	-	200
Current portion of note payable	$-	$2,877

In May 2020 and August 2020, the Company entered into unsecured promissory notes (the “ Notes”) with an investor for $250 thousand and $500 thousand, respectively. The Notes were due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New August & May Notes”) with a new principal amount of $250 thousand and $500 thousand, respectively. The New August & May Notes were due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New August & May Notes were secured by all the Company’s personal property. On July 22, 2022, the New August & May Notes were paid.

In January 2021 and February 2021, the Company received a total of $500 thousand from an investment company in exchange for a promissory note. At the time the Company received the $500 thousand, terms of promissory note were not yet finalized. In October 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into a new secured promissory note (“New January 2021 Note”) with a principal amount of $500 thousand. The New January 2021 Note was due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New January 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the New January 2021 Note was paid.

In April 2021 and September 2021, the Company received $250 thousand and $250 thousand, respectively, from an investment company in exchange for two promissory notes. At the time the Company received the total amount of $500 thousand, terms of promissory notes were not yet finalized. On October 30, 2021, both the Company and the investment company agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New April & September 2021 Notes”) with principal amounts of $250 thousand and $250 thousand. The New April & September 2021 Notes were due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New April & September 2021 Notes were secured by all the Company’s personal property. On July 22, 2022, the New April & September 2021 Notes were paid.

In October 2021, the Company received $250 thousand from an investment company in exchange for a secured promissory note (“October 2021 Note”). The October 2021 Note was due on May 31, 2022 and had an interest rate of 10% per annum, payable at maturity. The October 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the October 2021 Note was paid.

In November 2021, the Company received $100 thousand from an investment company in exchange for a secured promissory note (“November 2021 Note”). The November 2021 Note was due on May 31, 2022 and had an interest rate of 10% per annum, payable at maturity. The November 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the November 2021 Note was paid.

From October 2021 to December 2021, the Company received at total of $415 thousand from an investment company in exchange for promissory notes. On July 22, 2022, these promissory notes were paid.

In December 2021, the Company received at total of $200 thousand from an investment company in exchange for secured promissory note (“December 2021 Note”). The December 2021 Note was due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The December 2021 Note was secured by all the Company’s personal property. On July 22, 2022, the December 2021 Note was paid.

On January 18, 2022, the Company received $200 thousand from an investment company in exchange for a secured promissory note (“January 2022 Note”). The January 2022 Note was due on June 30, 2022 and had an interest rate of 10% per annum, payable at maturity. The January 2022 Note was secured by all the Company’s personal property. On July 22, 2022, the January 2022 Note was paid.

In April 2020, the Company and Sera Labs received loan proceeds in the amount of $399 thousand and $206 thousand, respectively, under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses. A portion of the loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, $399 thousand was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended March 31, 2021. In June 2021, $206 thousand was forgiven as permitted under Section 1106 of the CARES Act and the Company recorded a gain on extinguishment of debt during the three months ended September 30, 2021.

Interest expense for the year ended December 31, 2022 and 2021 was approximately $232 thousand and $153 thousand, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31 (in thousands):

	2022	2021

Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the convertible promissory notes or have them converted into shares common stock of the Company. The beneficial owners of the convertible promissory notes have not yet communicated their intent to either receive funds or shares.

	$550	$550
Current portion of convertible promissory notes	$550	$550

Interest expense for the year ended December 31, 2022 and 2021 was approximately $44 thousand and $44 thousand, respectively.

NOTE 15 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of convertible promissory notes consists of the following at December 31 (in thousands):

	2022	2021

Series A subordinated convertible note at fair value	$5,221	$3,074
Series B subordinated convertible note at fair value	3,959	11,858
Total convertible promissory notes	9,180	14,932
Less: Investor Note offset – Series B Note	-	(5,000)
Carrying value of convertible promissory notes at fair value	9,180	9,932
Less: current portion of convertible promissory notes at fair value	(9,180)	(9,932)
Convertible promissory notes at fair value, less current portion	$-	$-

In October 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of two new series of convertible notes with an aggregate principal amount of $11.5 million. Concurrently the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6.9 million in a private placement (the “Private Placement”).

The Series A Note was sold with an original issue discount of $600 thousand and the Series B Note was sold with an original issue discount of $900 thousand. The Investor paid for the Series A Note to be issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company will receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. In certain circumstances, the Investor Note may be automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount. During the year ended December 31, 2020, the Company received $1.0 million from the Investor Note, leaving a remaining balance of $5.0 million of the Investor Note as of December 31, 2020, which is netted against the Series B Note and included in convertible promissory notes in the balance sheet.

The placement agent received a placement agent fee of $306 thousand at the closing of the Private Placement, representing 8% of the gross cash proceeds at the closing. After deducting the placement agent fee, the Company’s estimated expenses associated with the Private Placement and the repayment of the September Note, the Company’s net cash proceeds at the closing were approximately $2.34 million. If the Investor Note is subsequently satisfied in full by payment in cash, the additional financial advisory fee on the cash proceeds received from the Investor Note will be another $480 thousand, and the aggregate net cash proceeds from the Private Placement as a whole will be approximately $8.85 million. In addition, the placement agent received a warrant (the “Warrant”) exercisable for two years for the purchase of an aggregate of up to 242,424 shares of the Company’s common stock, at an exercise price of $1.32 per share. The Warrant may also be exercised by means of a “cashless exercise” or “net exercise.” Upon the achievement of certain milestones, the placement agent is entitled to receive an additional warrant, on the same terms as the Warrant, exercisable for an aggregate of up to 363,636 shares of the Company’s common stock (collectively with the shares underlying the Warrant, the “Warrant Shares”). The Warrant Shares, when issued, will have the same rights, preferences and privileges (including the registration rights described under “Registration Rights Agreement” below) as the shares underlying the Convertible Notes.

The Convertible Notes matured on October 30, 2022 with respect to the Series A Note and October 30, 2021 with respect to the Series B Note (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default. On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than restricted amounts under a Series B Note) presenting all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that any restricted amount under the Series B Note will be automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below). The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default at which point interest shall be 18%.

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

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions.  The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the Investor’s motion to dismiss.  As of the filing date of this Annual Report, the Investor has not filed a response to our opposition to their motion to dismiss. Settlement discussions between the parties are ongoing.

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

Interest

The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default (as defined in the Convertible Notes). During any such Event of Default, the Convertible Notes will accrue interest at the rate of 18% per annum compounded monthly. See “—Events of Default” below.

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

Conversion Limitation

The Investor will not have the right to convert any portion of a Convertible Notes, to the extent that, after giving effect to such conversion, the Investor (and other certain related parties) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. This limit may, from time to time, be increased, up to 9.99%, or decreased; provided that any such increase will not be effective until the 61st day after deliver of a notice to the Company of such increase.

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

Placement Agent Warrants

On each of October 2, 2020 and December 31, 2020, in connection with the Series A Note and Series B Note, respectively, a placement agent received a warrant (the “Warrants”) exercisable for two years for the purchase of an aggregate of up to 242,424 and 60,606 shares, respectively, of the Company’s common stock, at an exercise price of $1.32 per share. The Warrants expired unexercised on the two-year anniversary of their respective issuance.

Fair Value Option for the Series A and Series B Notes

The Company elected the fair value option under ASC 825, “Financial Instruments,” for both the Series A and Series B Notes and accounted for the Notes as follows (1) the portion of the change in the liability’s fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income (2) the remaining change in the liability’s fair value in net income (3) the excess of the fair value over the proceeds is recognized as an expense and (4) upfront costs and fees are recognized in earnings as incurred Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. The Company recognized a loss of $4.4 million and $5.1 million at the time of issuance of the Series A and Series B Notes, respectively, as a result of the make whole provision noted within the debt arrangements as the debt holders would be awarded a variable number of shares at the time of conversion which would always equate to an amount greater than the principal amount of the debt.

The Company recorded a loss of $2.1 million and a gain of $2.2 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the year ended December 31, 2022 and were recorded in the consolidated statement of operations. The Company recorded a gain of $1.0 million and a loss of $1.4 million relating to the Series A and Series B Notes, respectively, attributed to the change if fair value of the Series A and Series B Notes for the year ended December 31, 2021 and were recorded in the consolidated statement of operations.

As of December 31, 2022, the Company has valued the Series A and B notes with consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.  If the Company is required to settle the Series A and B Notes under the default terms, the settlement would be either a cash only payment of approximately $6.4 million or the issuance of 3,751,392 shares of the Company’s common stock plus a cash payment of approximately $6.1 million at the option of the Investor.

NOTE 16 – WARRANT AGREEMENTS

During the years ended December 31, 2022 and 2021, the Company did not issue any warrants.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	2,479,849	$1.86	1.23
Granted	-	-	-
Exercised	(96,250)	1.00	-
Forfeited/Expired	(818,152)	1.58	-
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(1,252,947)	2.23	-
Outstanding, December 31, 2022	312,500	$2.00	1.12
Exercisable at December 31, 2022	312,500	$2.00	1.12

Warrant summary as of December 31, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	1.12	$2.00	312,500	$2.00
	312,500	1.12	$2.00	312,500	$2.00

Warrant summary as of December 31, 2021:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$1.98–$2.31	1,565,447	0.66	$2.18	1,565,447	$2.18
	1,565,447	0.66	$2.18	1,565,447	$2.18

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2022 and 2021 was $-0- and $-0-, respectively.

NOTE 17 – STOCK INCENTIVE PLANS

On December 29, 2017 (“Effective Date”), the Company adopted the CURE Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan” or “Plan”), pursuant to which an aggregate of 5,000,000 shares of the common stock of the Company are available for grant. On November 25, 2020, the Company registered an additional 5,000,000 shares of common stock of the Company that are available to be granted by filing a Form S-8 Registration Statement under the Securities Act of 1933.

The Board of Directors have determined that it is in the best interests of the Company and its stockholders to provide an additional incentive for certain employees, including executive officers, and non-employee members of the Board of Directors of the Company by granting to them awards with respect to the common stock of the Company pursuant to the Plan. The Plan seeks to achieve this purpose by providing for awards in the form of Options, Stock Appreciation Rights, Restricted Common Stock (“RCS”), Restricted Stock Units (“RSUs”), Performance Shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards (“Awards”). The Plan will continue in effect until its termination by the Committee; provided, however, that all Awards must be granted, if at all, within ten (10) years from the Effective Date.

The Company did not issue any Incentive Stock Options (“ISOs”) during the years ended December 31, 2022 and 2021. The Company issued 1,555,526 Nonstatutory Stock Options (“NSOs”) to employees of the Company and 338,443 Restricted Common Stock (“Restricted Common Stock”) to various consultants of the Company and 629,338 RSUs to the members of the Board of Directors during the year ended December 31, 2021.

Vesting periods for awarded RCSs, ISOs and NSOs range from immediate to quarterly over a 4-year period. Vesting periods for RSUs is the earlier of (i) the day prior to the next Annual Meeting of Stockholder following the date of grant, and (ii) one (1) year from the Date of Grant. For ISOs and NSOs awarded, the term to exercise the ISO or NSO is 10 years.

No stock options that contain performance-based vesting conditions vested during the year ended December 31, 2022 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2020	6,285,792	$1.52	8.86
Granted	1,555,526	0.95	9.25
Exercised	-	-	-
Forfeited/Expired	(611,250)	0.97	-
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	315,000	0.27	9.69
Exercised	-	-	-
Forfeited/Expired	(4,375,129)	1.54	-
Outstanding, December 31, 2022	3,169,939	$1.20	8.05
Exercisable at December 31, 2022	1,107,980	$1.39	7.80

Stock option summary as of December 31, 2022:

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.156-$3.40	3,169,939	8.05	$1.20	1,107,980	$1.39
	3,169,939	8.05	$1.20	1,107,980	$1.39

Stock option summary as of December 31, 2021:

	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.61 - $4.01	7,230,068	8.27	$1.45	4,067,452	$1.51
	7,230,068	8.27	$1.45	4,067,452	$1.51

The aggregate intrinsic value of options outstanding and exercisable at each of December 31, 2022 and 2021 was $-0-.

The aggregate grant date fair value of options granted during the year ended December 31, 2022 and 2021 amounted to $80 thousand and $1.5 million, respectively. Compensation expense related to stock options for the year ended December 31, 2022 and 2021 was $1.0 million and $2.0 million, respectively.

As of December 31, 2022, the total unrecognized fair value compensation cost related to unvested stock options was $328 thousand, which is to be recognized over a remaining weighted average period of approximately 1.24 years.

The weighted-average fair value of options granted during the years ended December 31, 2022 and 2021, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows for the years ended December 31:

	2022	2021
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.24%	1.18%
Expected stock price volatility	123.49%	76.95%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	50,000	$1.60
Granted	338,443	1.20
Vested	(388,443)	1.26
Forfeited/Expired	-	-
Non-vested, December 31, 2021	-	$-
Granted	971,664	0.30
Vested	(971,664)	0.30
Forfeited/Expired	-	-
Non-vested, December 31, 2022	-	$-

Compensation expense related to restricted shares for the years ended December 31, 2022 and 2021 was $0.4 million and $0.5 million, respectively.

At December 31, 2022 and 2021, the Company had approximately $-0- and $-0-, respectively, of total unrecognized compensation expense related to restricted stock awards.

Restricted Stock Units

The terms and conditions of Restricted Stock Unit (“RSU”) grants shall be determined by the Board or a Board Committee. No shares of common stock shall be issued at the time an RSU is granted. A recipient of RSUs shall have no voting rights with respect to the RSUs. Upon the expiration of the restrictions applicable to an RSU, the Company will issue to the recipient, without charge, either one share of common stock per RSU or cash in an amount equal to the fair market value of one share of common stock.

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	431,578	$1.33
Granted	629,338	0.74
Vested	(411,027)	1.33
Forfeited/Expired	(61,654)	1.33
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, December 31, 2022	1,351,688	$0.29

At December 31, 2022 and 2021, the Company had $244 thousand and $273 thousand, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.50 years and 0.85 years, respectively.

Compensation expense related to restricted stock units for the years ended December 31, 2022 and 2021 was $420 thousand and $572 thousand, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the years ended December 31, 2022 and 2021.

NOTE 18 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.

Common Share Issuances

From January 1, 2021 to December 31, 2021, the Company issued 904,929 shares of common stock, at prices per share ranging from $0.98 to $1.85, in connection to issuances from our 2017 Equity Plan. The total value of these issuances was $0.2 million.

From January 1, 2021 to December 31, 2021, the Company issued 646,512 shares of common stock, at prices per share ranging from $0.98 to $1.85, in connection to several consulting and financing agreements. The total value of these issuances was $0.6 million.

From January 1, 2021 to December 31, 2021, the Company issued 26,936 shares of common stock, at a price of $1.30 per share, from a cash-less exercise of 96,250 warrants. Total value of these issuances was $-0- as this was a cash-less exercise.

From January 1, 2021 to December 31, 2021, the Company issued 297,288 shares of common stock, at a price of $0.89 per share, from conversion of a convertible note and accrued interest totaling $0.3 million.

From January 1, 2021 to December 31, 2021, the Company issued 1,439,394 shares of common stock, at a price per share of $1.32 in connection to conversion of $1.9 million of the Series A Note plus 2,598,573 common stock shares at a price per share ranging from $0.43 to $0.64 in connection to the make-whole-amounts totaling $1.3 million per the terms of the Series A Note.

From January 1, 2021 to December 31, 2021, the Company issued 1,580,042 shares of common stock, at a price per share of $0.24, the Alternative Conversion Price, in connection to conversion of $0.4 million of the Series B Note plus 1,231,958 common stock shares at a price per share of $0.24, in connection to the make-whole-amounts totaling $0.3 million per the terms of the Series B Note.

From January 1, 2022 to December 31, 2022, the Company issued 588,235 shares of common stock, pursuant to vested restricted stock units provided to the Board of Directors.

From January 1, 2022 to December 31, 2022, the Company issued 700,000 shares of restricted stock to two directors. The total value of these issuances was $0.2 million.

From January 1, 2022 to December 31, 2022, the Company issued an aggregate of 271,666 shares of common stock, at an average price per share of $0.27, in connection to several consulting agreements. The total value of these issuances was $73 thousand. Prior to issuance of these shares the Company recorded common stock issuable during 2021 and 2022.

From January 1, 2022 to December 31, 2022, the Company issued an aggregate of 1,665,000 shares of common stock including 1,192,369 shares at a price per share of $0.19, the Alternative Conversion Price (as defined in the Series B Note), in connection to the conversion of $0.7 million of the Series B Note and 472,631 shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $0.2 million per the terms of the Series B Note.

Common Stock Issuable

In 2018, the Company entered into an amendment to extend the maturity date of a convertible promissory note. As compensation for extending the note, the Company is to issue 150,000 common stock shares of the Company at a price of $2.05 per share. As of the filing of this Annual Report, the Company has not yet issued these shares of common stock and has recorded a stock issuable of $308 thousand.

NOTE 19 – INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: "Income Taxes" which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

The Company generated a deferred tax asset through the accumulation of net operating loss carry-forwards (“NOL”).The total deferred tax asset is calculated by multiplying the domestic (U.S.) 21% marginal tax rate by the cumulative amount of the NOL. The Company currently has a NOL of approximately $35.1 million, of which $6.5 million expire through 2038, in general, and approximately $28.6 million, which has an infinite life.

The provision for income taxes for the years ending December 31 consists of the following (in thousands):

	2022	2021
Current expense:
Federal	$39	$-
State	3	-
Total current expense	42	-
Deferred expense:
Federal	-	-
State	-	-
Total deferred expense	-	-
Total income tax expense	$42	$-

Deferred income tax assets (liabilities) at December 31 are as follows (in thousands):

	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$7,581	$6,862
Change in fair value of convertible promissory notes	1,358	2,517
Noncash compensation	1,181	899
Deferred revenue	114	142
Reserves and accruals	98	74
Lease liability	3	89
Other intangibles	(423)	195
Inventory reserve	124	31
Stock - based compensation	94	79
Allowance for doubtful accounts	-	22
Section 174 R&D Expenses	116	135
Total deferred tax assets	10,246	11,045

Deferred income tax liabilities
State income taxes	-	-
ROU assets	-	(83)
Prepaid expenses and other assets	(172)	(43)
Depreciation and amortization	(19)	(48)
Valuation allowance	(10,055)	(10,871)
Total deferred tax liabilities	(10,196)	(11,045)

Deferred income tax, net	$-	$-

Internal Revenue Code Section 382 (“IRC Section 382”) places a limitation (“Section 382 Limitation”) on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. The State of California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

The Company has not completed a valuation pursuant to IRC Section 382 and the potential Change in Control, as defined, might limit our NOL usage or render our NOLs completely worthless. Therefore, based upon Management’s evaluation of all available information, the Company has recorded a full valuation reserve (100%) on the deferred tax assets related to the NOLs, since it is more likely than not that no benefit will be realized for the deferred tax assets. The change in the valuation allowance was $816 thousand and $7.8 million for the years ended December 31, 2022 and 2021, respectively.

Open income tax years for audit purposes (Federal and State) are from 2019 through 2022. The Company has not been serviced with any audit notices, as of the year ended December 31, 2022. In addition, the Company is current in filing our sales and income tax returns.

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

The Company’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2022 and 2021, the Company has no accrued interest and penalties.

NOTE 20 - INTELLECTUAL PROPERTY AND COLLABORATIVE AGREEMENTS

In September 2018, the Company entered into a multi-year licensing agreement (the “Licensing Agreement”) with Canopy Growth Corporation, a company that engages in the production and sale of medical cannabis (“Canopy”). In October 2020, the Company filed a demand to commence arbitration against Canopy for Canopy’s failure to perform under the Licensing Agreement. On April 28, 2021 the Company entered into an agreement resolving the dispute between the parties, pursuant to which neither party admitted liability, the parties released their respective claims and obligations, and Canopy agreed to pay a total of $3.9 million, of which $2.3 million was paid to the Company on May 6, 2021, and the balance of $1.6 million was paid to the Company’s attorneys. The Company recognized a settlement income of $2.4 million during 2021 as a result of this agreement.

During the years ended December 31, 2022 and 2021, the Company did not recognize any revenue relating to the Licensing Agreement.

 NOTE 21 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor referenced in Note 15, alleging that the Investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions.  The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the motion to dismiss.  As of the filing date of this Annual Report, the Investor has not filed a response to our opposition to their motion to dismiss. Settlement discussions between the parties are ongoing.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of December 31, 2022, the Company is not subject to any such these audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the agreements, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2022, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements. See Note 23 – Subsequent Events for additional information.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2022 and 2021.

Operating leases

The Company currently maintains its corporate offices at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411 which was previously occupied solely by Sera Labs. The 3,822 square feet of office space was absorbed by the Company in connection with its acquisition of Sera Labs in October 2020. The lease agreement (the “Lease”) which expires on April 30, 2024 contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term of the contract when it has determined it is reasonably certain to exercise the option. The lease provides for the payment of base monthly rent in the amount of $10 thousand during the first 12 months of the term with annual increases, over the base monthly rent then in effect, by 3%. If the Lease is terminated based on the occurrence of an “event of default,” the Company will be obligated to pay the abated rent to the lessor.

Following the Asset Sale, the Company vacated its offices and manufacturing facility at 1620 Beacon Place, Oxnard, CA 93033. The month-to-month lease was assumed by the Buyer.

Total rent expense was $122 thousand and $123 thousand for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the current portion and long-term portion of operating lease liability is $124 thousand and $46 thousand, respectively.

The future payments due under the operating lease for the years ended December 31 are as follows (in thousands):

2023	$138
2024	46
2025	-
2026	-
2027	-
Undiscounted cash flow	184
Effects of discounting	(14)
Lease liabilities recognized	$170

Operating lease

The following table presents supplemental balance sheet information related to operating leases as of December 31 (in thousands, except lease term and discount rate):

	2022	2021
Operating lease
Right-of-use assets, net	$160	$257

Right-of-use lease liabilities, current	$124	$104
Right-of-use lease liabilities, noncurrent	46	174
Total operating lease liabilities	$170	$278

Weighted average remaining lease term
Operating lease	1.29 years	2.29 years

Weighted average discount rate
Operating lease	11.3%	11.3%

Finance lease

During 2019, the Company entered into a 5-year equipment lease rental, which required the Company to pay monthly payments of $1 thousand. The Company determined the payments represented substantially all of the fair value of the asset and recorded a right of use asset for $62 thousand and a finance lease liability for $62 thousand as of December 31, 2019 within other assets and liabilities. The Company paid off the balance of the remaining lease payments in connection with the Asset Sale and the related equipment was transferred to the Buyer upon the closing of the Asset Sale. The related asset and liability were written off during the third quarter of 2022.

Sera Labs Acquisition Contingent stock consideration

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

The following table presents the changes in fair value of contingent stock consideration (in thousands):

Fair value at December 31, 2020	$3,205
Change in fair value of contingent stock consideration	(1,775)
Fair value at December 31, 2021	1,430
Change in fair value of contingent stock consideration	(570)
Fair value at December 31, 2022	$860

NOTE 22 – DISCONTINUED OPERATIONS

On July 22, 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets of the Company (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The total consideration received at closing in connection with the Asset Sale was $20.0 million, which consisted of (i) the cancellation of indebtedness owed by the Company to the Buyer in an amount equal to $4.15 million, (ii) a $2.0 million one-year note payable in the form of a secured promissory note, and (iii) the remainder in cash reduced by $41 thousand in assumed liabilities transferred to the Buyer at closing. The Company retained 15 other patents that were not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents.

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

As of June 30, 2022, the cost of assets and liabilities held for sale were $20.6 million and $4.0 million, respectively. Included in the liabilities held for sale were notes payable amounting to $3.4 million which form part of the $20.0 million in total consideration received from the Buyer. To write down the total net assets to fair value an additional impairment loss of $2.0 million, including $100 thousand of estimated costs to sell, was charged to impairment of goodwill as of June 30, 2022 and included in the loss from disposal group.

The following table presents the aggregate carrying amounts of assets and liabilities held for sale in the consolidated balance sheet as of the date indicated (in thousands):

December 31,
2021
Carrying amounts of assets included as part of assets held for sale:
Inventory, net	$243
Prepaid expenses and other assets	97
Property and equipment, net	1,837
Finance lease right-of-use assets, net	40
Goodwill, net	9,178
Intellectual property and patents, net	14,401
In-process research and development, net	329
Other assets	35
Total assets classified as assets held for sale	$26,160

Carrying amounts of liabilities included as part of liabilities held for sale:
Accrued expenses	$268
Finance lease payable	40
Contract liabilities	215
Total liabilities classified as liabilities held for sale	$523

The following table presents the financial results of the pharmaceutical segment for the years ended December 31, 2022 and 2021 which is presented as loss from disposal group in our consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2022	2021
Revenue:
Product sales, net of discounts and refunds	$108	$351
Consulting research & development income	58	52
Shipping and other sales	40	74
Total revenue	206	477

Cost of goods sold:
Cost of goods sold	75	424

Gross profit	131	53

Operating expenses:
Research and development expenses	487	2,371
Selling, general and administrative expenses	526	1,155
Depreciation and amortization	794	1,141
Impairment of goodwill	4,728	-
Total operating expenses	6,535	4,667

Net loss before income taxes	(6,404)	(4,614)

Provision for income taxes	-	-

Net loss	$(6,404)	$(4,614)

NOTE 23 - SUBSEQUENT EVENTS

Except for the event discussed below, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the filing date of this Annual Report, July 28, 2023, and there are no subsequent events that would have required adjustment or disclosure in the audited consolidated financial statements.

On March 8, 2023, the Company entered into the Employment Agreement with Nancy Duitch (the “Employment Agreement”) as the Company’s Chief Executive Officer effective as of January 1, 2023. The term of the Employment Agreement is for two years unless terminated earlier pursuant to the terms of the Employment Agreement, and will be automatically extended, upon the same terms and conditions, for a period of one year unless either party provides written notice of its intention not to extend the term of the Employment Agreement. The Employment Agreement provides Ms. Duitch with: (i) a base salary of $275,000 per year; and (ii) an incentive discretionary bonus, of which will be determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) prior to January 31 of each year, which date may be extended to March 31 at the Compensation Committee’s discretion, and the Compensation Committee will promptly provide certification following achievement of the applicable goals, which shall be based upon business plans, forecasts and metrics presented by management of the Company and approved by the Compensation Committee on an annual basis. Ms. Duitch is entitled to 20 days’ vacation time during each year and other benefits as described in the Employment Agreement.

