Form 10-Q
period 2023-03-31
Avenir Wellness Solutions, Inc.
filed 2023-07-28
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-204857

AVENIR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	2834	90-1504639
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

5805 Sepulveda Blvd., Suite 801, Sherman Oaks, California 91411

(Address of principal executive offices)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

(424) 273-8675

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which traded
Common stock, par value $0.001	CURR	OTC Expert Market

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

On July 28, 2023, we had 71,704,091 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

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

Unless otherwise indicated or the context requires otherwise, as used in this Quarterly Report, the words “we,” “us,” “our,” the “Company,” “our Company,” or “Avenir” refer to Avenir Wellness Solutions, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

Trademarks and Trade Names

This Quarterly Report includes our trademarks and trade names, which are our property and protected under applicable intellectual property laws. This Quarterly Report also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash	$1,440	$2,943
Accounts receivable, net	114	232
Inventory, net	301	145
Prepaid expenses and other current assets	212	441
Notes receivable - current	2,000	2,000
Due from related party	207	167
Total current assets	4,274	5,928

Property and equipment, net	3	4
Operating lease right-of-use assets, net	134	160
Investments, net	411	411
Patents and other intangibles, net	339	315
Other assets	36	36

Total assets	$5,197	$6,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,064	$1,065
Accrued expenses	1,447	1,585
Operating lease payable	130	124
Loans payable	98	161
Convertible promissory notes	550	550
Fair value of convertible promissory notes	7,708	9,180
Contract liabilities	388	388
Contingent stock consideration	904	860
Total current liabilities	12,289	13,913

Operating lease payable	11	46

Total liabilities	12,300	13,959

Commitments and contingencies (see Note 20)

Stockholders’ equity (deficit):
Common stock: $0.001 par value; authorized 150,000,000 shares; 71,441,801 and 71,426,801 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	71	71
Additional paid-in capital	112,682	112,471
Common stock issuable	308	308
Accumulated deficit	(120,164)	(119,955)
Total stockholders’ equity (deficit)	(7,103)	(7,105)

Total liabilities and stockholders’ equity (deficit)	$5,197	$6,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Product sales and shipping revenue, net of discounts, allowances and refunds	$1,238	$1,076

Cost of goods sold:
Cost of goods sold	261	337

Gross profit	977	739

Operating expenses:
Selling, general and administrative expenses	2,617	2,727
Change in fair value of contingent stock consideration	44	(846)
Total operating expenses	2,661	1,881
Net operating loss before other income (expense)	(1,684)	(1,142)

Other income (expense):
Interest income	17	2
Gain from settlement	-	82
Change in fair value of convertible promissory notes	1,472	(280)
Interest expense	(14)	(218)
Total other income (expense)	1,475	(414)

Net loss before income taxes	(209)	(1,556)

Provision for income taxes	-	-

Loss from continuing operations	(209)	(1,556)

Disposal group:
Loss before provision for income taxes	-	(3,595)
Provision for income taxes	-	-
Loss from disposal group	-	(3,595)

Net loss	$(209)	$(5,151)

Basic and diluted loss per share
Continuing operations	$(0.00)	$(0.02)
Disposal group	$-	$(0.05)
Net loss per share, basic and diluted	$(0.00)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	71,431,468	68,849,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2			2
Fair value of stock options granted			96			96
Fair value of restricted stock units granted			113			113
Net loss					(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)

Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services	-	-	-	17	-	17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Fair value of stock options granted	-	-	352	-	-	352
Fair value of restricted stock units granted	-	-	103	-	-	103
Net loss	-	-	-	-	(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	$71	$111,265	$360	$(99,597)	$12,099

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Loss from continuing operations	$(209)	$(1,556)
Loss from disposal group	-	(3,595)
Net loss	(209)	(5,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – services	2	17
Gain from extinguishment of debt	-	(82)
Change in fair value of contingent stock consideration	44	(846)
Change in fair value of convertible promissory notes	(1,472)	280
Depreciation and amortization	12	584
Amortization of right of use asset	26	23
Inventory reserve for obsolescence	37	(12)
Fair value of vested stock options and restricted stock	209	455

Changes in operating assets and liabilities:
Accounts receivable	118	(112)
Inventory	(193)	(17)
Prepaid expenses and other current assets	229	175
Due from related party	(40)	-
Accounts payable	(1)	358
Accrued expenses	(138)	(678)
Operating lease payable	(29)	(25)
Contract liabilities	-	(15)
Assets and liabilities held for sale	-	(138)
Cash (used in) operating activities	(1,405)	(5,184)

Cash flows from investing activities:
Purchase of intangible assets	(35)	-
Cash provided by (used in) investing activities	(35)	-

Cash flows from financing activities:
Proceeds from notes payable	-	2,252
Proceeds from notes payable – disposal group	-	3,350
Proceeds from related party payable	-	190
Repayment of loans payable	(63)	(93)
Cash provided by (used in) financing activities	(63)	5,699

Net increase (decrease) in cash and cash equivalents	(1,503)	515

Cash and cash equivalents, beginning of year	2,943	16

Cash and cash equivalents, end of period	$1,440	$531

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$3	$42
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$-	$666
Reclassification of accrued expense to related party payable	$-	$42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

Avenir Wellness Solutions, Inc. (“Avenir”) is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands and the licensing and/or sale of the rights to such technologies to third parties for their use. Development may include conducting clinical trials for substantiation of efficacy of our products.

Our wholly-owned subsidiary The Sera Labs, Inc. (“Sera Labs”) is engaged in the development, production and sale of the Company’s products and is a trusted leader in the health, wellness, and beauty sectors with innovative products containing cutting edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require approval from the U.S. Food and Drug Administration (“FDA”) but do require following all good manufacturing practices (GMPs). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical®, Seratopical Revolution® SeraLabs®, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty, health & wellness, and pet care, Sera Labs products are sold in major national drug, mass retailers, grocery chains and convenience stores. The Company also sells products under private label to major retailers and multi-level marketers, as well as direct-to-consumer (DTC), via online website orders, including opt-in subscriptions.

Recent Developments

On July 22, 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 6 – Discontinued Operations for additional information.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period, given the recent completion of the Asset Sale. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on July 28, 2023 (our “2022 Annual Report”).

Principle of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Avenir and its wholly-owned subsidiaries, collectively referred to as (“we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in both the wellness industry represents the principal operations of the Company. Business acquisitions are included in the unaudited condensed consolidated financial statements from the date of the acquisition.

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

As of March 31, 2023, the Company had approximately $1.4 million of cash on hand, had an accumulated deficit of approximately $120.2 million and a working capital deficit of approximately $8.0 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our commercialization and development plans and strategic and business development initiatives.

In July 2022, Avenir completed the sale of certain pharmaceutical assets pursuant to the asset purchase agreement, see Note 6 – Discontinued Operations, for total consideration received at closing in the amount of $20.0 million, which consisted of (i) the cancellation of indebtedness owed by Avenir to the Buyer in the amount of $4.15 million, (ii) a $2.0 million one-year note payable in the form of a secured promissory note, and (iii) the remainder in cash. The completion of the Asset Sale has had a positive impact on the Company’s liquidity position. However, the Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of certain macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors are unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2023, the Company had $1.1 million in cash in excess of the federal insurance limit.

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

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss is recorded in its unaudited condensed consolidated financial statements. See Note 18 – Business Combination for additional information.

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

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included in sales tax payable in the unaudited condensed consolidated balance sheets.

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

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenue when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. At March 31, 2023 and December 31, 2022, we had contract liabilities of $388 thousand and $388 thousand, respectively.

Contract liabilities is made up of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Customer deposits for commercial products	$388	$388

The following table summarizes the changes in contract liabilities during the three months ended March 31, 2023 and year ended December 31, 2022 (in thousands):

Balance at December 31, 2021	$293
Additions	26
Customer deposits returned	(45)
Transfers to revenue	(84)
Contract liabilities held for sale but not assumed	198
Balance at December 31, 2022	$388
Additions	-
Customer deposits returned	-
Transfers to revenue	-
Balance at March 31, 2023	$388

Cost of Revenue

Cost of revenue primarily consists of costs for our products incurred to third-party manufacturers.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $780 thousand and $335 thousand for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. Historically, research and development expenses were generally incurred by the former pharmaceutical segment and are presented as part of the loss from disposal group in the unaudited condensed consolidated statements of operations. See Note 6 – Discontinued Operations for additional information.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Stock Compensation” (“ASC 718”) which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method. See Note 16 – Stock Incentive Plan for additional information.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At March 31, 2023 and December, 31, 2022, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option, and the contingent stock consideration. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to March 31, 2023, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In determining the fair value, the Company evaluated each of the target threshold scenarios as to the potential earn-out payment at each level based on the estimated net sales and gross profit. If the expected gross profit considered in the scenario with the lowest gross profit is less than $6.0 million during the Clawback Period, the value of the stock earn-out payment would be $0. However, if the expected gross profit during the Clawback Period was at least $8.0 million (and the net sales target is achieved), the value of the stock earn-out payment would be approximately $1.1 million.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes are recognized in earnings as incurred and not deferred. As of March 31, 2023, the Company has valued the Series A and B Notes giving consideration to the terms under the existing default.

The following table summarizes fair value measurements by level at March 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$904	$-	$-	$904
Fair value of Series A Note	$4,379	$-	$-	$4,379
Fair value of Series B Note	$3,329	$-	$-	$3,329

The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$860	$-	$-	$860
Fair value of Series A Note	$5,221	$-	$-	$5,221
Fair value of Series B Note	$3,959	$-	$-	$3,959

The following table summarizes the changes in Level 3 financial instruments during the three months ended March 31, 2023 (in thousands):

Fair value of Series A and B Notes at December 31, 2022	$9,180
Change in fair value of Series A Note	(842)
Change in fair value of Series B Note	(630)
Fair value of Series A and B Notes at March 31, 2023	$7,708

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

Date of valuation	March 31, 2023	December 31, 2022
Stock price	$0.25	$0.25
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	67%	85%
Volatility – Series B Note	67%	85%
Risk-free interest rate – Series A Note	4.82%	4.6%
Risk-free interest rate – Series B Note	4.82%	4.6%
Interest rate	18.0%	18.0%

Series A and  B Notes

The Company elected the fair value option to record its Series A and B Notes, which were issued in October 2020. The fair value of the Series A and B Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the Series A and B Notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations. All issuance costs related to the notes were expensed as incurred in the unaudited condensed consolidated statement of operations. See Note 14 – Convertible Promissory Notes and Fair Value of Convertible Promissory Notes for additional information.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022

Loss from continuing operations	$(209)	$(1,556)
Loss from disposal group	-	(3,595)
Net loss	$(209)	$(5,151)
Weighted average outstanding shares of common stock	71,431,468	68,849,400
Common stock and common stock equivalents	71,431,468	68,848,400
Basic and diluted loss per share:
Continuing operations	$(0.00)	$(0.02)
Disposal group	$-	$(0.05)

The following number of shares have been excluded from diluted net income (loss) per share since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2023	2022

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,206,173	3,760,015
Warrants	312,500	615,530
Shares to be issued upon conversion of convertible payable	416,667	416,667

Total	1,935,340	4,792,212

In connection with the Sera Labs Merger, Sera Labs security holders are entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above.

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

Accounting Standards Adopted in 2023

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on January 1, 2023. The adoption of this standard did not have a material impact to the Company.

Correction of an Error

During the year ended December 31, 2022, the Company became aware of an error in the calculation of its weighted average common shares outstanding and resultant reported loss per share for the quarter ended March 31, 2022.  The reported weighted average common shares outstanding and loss per share was 50,829,729 and ($0.10), respectively. The corrected weighted shares outstanding and loss per share was 68,849,400 and ($0.07), respectively.  Based on an analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” the Company has determined that this error was immaterial to the previously issued unaudited consolidated financial statements for the quarter ended March 31, 2022.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2023 and December 31, 2022, accounts receivable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Customer billed	$114	$232
Allowance for doubtful accounts	-	-
Accounts receivable, net	$114	$232

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Prepaid insurance	$148	$207
Prepaid expenses	24	176
Other current assets	40	58
Prepaid expenses and other current assets	$212	$441

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realized value.

As of March 31, 2023 and December 31, 2022, the carrying value of inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Packaging components	$54	$88
Finished Goods	647	420
	701	508
Reserve for obsolescence	(400)	(363)
Inventory, net	$301	$145

For the three months ended March 31, 2023 and 2022, inventory reserve adjustments amounted to $37 thousand and $0, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

On July 22, 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets of the Company (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The total consideration received at closing in connection with the Asset Sale was $20.0 million, which consisted primarily of (i) the cancellation of indebtedness owed by the Company to the Buyer in an amount equal to $4.15 million, (ii) a $2.0 million one-year note payable in the form of a secured promissory note, and (iii) the remainder in cash.

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

As of June 30, 2022, the cost of assets and liabilities held for sale were $20.6 million and $4.0 million, respectively. Included in the liabilities held for sale were notes payable amounting to $3.4 million which form part of the $20.0 million consideration received from the Buyer. To write down the total net assets to fair value, an additional impairment loss of $2.0 million, including $100 thousand of estimated costs to sell, was charged to impairment of goodwill as of June 30, 2022 and included in the loss from disposal group.

The following table presents the financial results of the discontinued operations for the three months ended March 31, 2023 and 2022 which is presented as loss from disposal group on our unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Product sales, net of discounts and refunds	$-	$11
Shipping revenue and other sales	-	16
Total revenue	-	27

Cost of goods sold:
Cost of goods sold	-	16

Gross profit	-	11

Operating expenses:
Research and development expenses	-	262
Selling, general and administrative expenses	-	222
Depreciation and amortization expense	-	394
Impairment of goodwill	-	2,728
Total operating expenses	-	3,606

Net loss before income taxes	-	(3,595)

Provision for income taxes	-	-

Net loss	$-	$(3,595)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Computer and other equipment	$8	$7
Less accumulated depreciation	(5)	(3)
Property and equipment, net	$3	$4

For the three months ended March 31, 2023 and 2022, depreciation expense amounted to approximately $1 thousand and $1 thousand, respectively.

NOTE 8 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million in connection with the Asset Sale. The note bears interest at 2.37% per annum and is due on or before July 22, 2023. In the event of default, the interest rate on the note increases to 2.63% per annum. The note is subject to offset for any claims related to the Assets Sale and is secured by the assets underlying the Asset Sale. As of March 31, 2023, there have been no claims made against the note.

Notes receivable consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
TF Tech Ventures, Inc. note receivable	$2,000	$2,000
Less: Allowance for doubtful accounts	-	-
Less: Current portion of notes receivable, net	(2,000)	(2,000)
Notes receivable, net of current portion	$-	$-

NOTE 9 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents and other intangible assets, net, consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Intangible assets subject to amortization:
Patents	$316	$316
Other Intangibles	125	90
	$441	$406
Accumulated amortization	(102)	(91)
Patents and other intangibles, net	$339	$315

As of June 30, 2022, the Company’s management determined that the customer relationships have no future value and recorded an impairment charge in the amount of $4.6 million as of that date, and that goodwill and trade name have no future value as of December 31, 2022 and recorded impairment charges in the amount of $4.7 million and $1.1 million, respectively, as of that date. There was no impairment loss for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense was $11 thousand and $578 thousand for the three months ended March 31, 2023 and 2022, respectively.

The estimated aggregate future amortization expense is as follows (in thousands):

2023 (remaining)	$54
2024	61
2025	30
2026	19
2027	18
2028	17
Thereafter	140
Total Amortization	$339

NOTE 10 – INVESTMENTS

From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $509 thousand which bore interest at 6% per annum and became due and payable to the Company on the conversion date. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. During 2022, the Company agreed to convert the Loans and unpaid accrued interest of $56 thousand and receive the Shares as per the Loan terms and also made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of March 31, 2023 and December 31, 2022, the Company recorded its investment in ReLeaf using the cost method of accounting and recorded a reserve on the investment. The issuance of such shares to the Company pursuant to the conversion is currently pending.

In May 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $200 thousand. The May 2021 Loan accrued interest at 6% per annum and became due and payable to the Company on the conversion date of July 5, 2022. Pursuant to the conversion by the Company, the outstanding amount of the May 2021 Loan plus unpaid accrued interest of $13 thousand in the aggregate amount of $213 thousand was converted into 11,026 shares of BRC preferred stock, or a 0.39% interest. The automatic conversion of the loan was triggered by the occurrence of a Qualified Financing, as defined in the loan agreement.

Investments, net, at cost, consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(421)	(421)
Investment in ReLeaf Europe B.V., net	198	198

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$411	$411

As of March 31, 2023 and December 31, 2022, the net investments are based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $421 thousand and $421 thousand, respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Refunds and returns liability	$572	$551
Accrued interest expense	244	233
Accrued payroll	90	82
Accrued vacation leave	81	64
Accrued expenses	124	324
Sales tax payable	336	331
Accrued Expenses	$1,447	$1,585

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. Total compensation earned for the quarter ended March 31, 2023 and 2022 was $0 and $0, respectively. As of March 31, 2023, unpaid net proceeds due to the Company was approximately $207 thousand, including merchant account reserves in the amount of $157 thousand due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the three months ended March 31, 2023 and 2022 was $36 thousand and $0, respectively.

As of March 31, 2023 and December 31, 2022, the Company had no accrued related party interest. Interest expense in regard to related party payables for the three months ended March 31, 2023 and 2022 was $0 and $55 thousand, respectively.

NOTE 13 – LOANS PAYABLE

Loans payable consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Loan due September 29, 2023, monthly payments including interest at 7.07% per annum; unsecured	$86	$136
Loan due June 6, 2023, monthly payments including interest at 8.07% per annum; unsecured	12	25
Current portion of loan payable	(98)	(161)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2023 and 2022 was $3 thousand and $3 thousand, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3.0 million; accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the notes or convert them into shares of common stock of the Company. The beneficial owners of the notes have not yet communicated their intent to either receive payment or shares.	$550	$550
Current portion of convertible promissory notes	$550	$550

Interest expense for the three months ended March 31, 2023 and 2022 was $11 thousand and $11 thousand, respectively.

Fair value of Series A and B convertible promissory notes consists of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Series A subordinated convertible note at fair value	$4,379	$5,221
Series B subordinated convertible note at fair value	3,329	3,959
Carrying value of convertible promissory notes at fair value	7,708	9,180
Less: current portion of convertible promissory notes at fair value	(7,708)	(9,180)
Convertible promissory notes at fair value, less current portion	$-	$-

In October 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of a series of two convertible notes with an aggregate principal amount of $11.5 million. Concurrently, the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes” and, each a “Convertible Note”) with an initial principal amount of $6.9 million in a private placement.

The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note to be issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note to be issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company was to receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount.

The Series A Note matured on October 30, 2022 and the Series B Note matured on October 30, 2021 (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default. As of March 31, 2023, the Series A and Series B Notes are in default. No action by the Investor has been pursued on either Convertible Note as of the date of this Quarterly Report.

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

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions.  The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the Investor’s motion to dismiss.  As of the filing date of this Quarterly Annual Report, the Investor has not filed a response to our opposition to their motion to dismiss. Settlement discussions between the parties are ongoing.

Payment of Amounts Due under the Convertible Notes

On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than restricted amounts under a Series B Note) presenting all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that the remaining restricted amount of $5.0 million under the Series B Note has been automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below).

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

Fair Value Option for the Series A and B Notes

The Company elected the fair value option under ASC 825, “Financial Instruments,” for both the Series A and B Notes, which have been accounted for as follows: (1) the portion of the change in the liabilities’ fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income; (2) the remaining change in the liabilities’ fair value in net income; (3) the excess of the fair value over the proceeds is recognized as an expense; and (4) upfront costs and fees are recognized in earnings as incurred gains and losses.

The Company recorded a gain of $1.5 million and a loss of $280 thousand attributed to the aggregate change in fair value of the Series A and B Notes for the three months ended March 31, 2023 and 2022, respectively, and were recorded in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, the Company has valued the Series A and B Notes giving consideration to the terms under an existing default. This was evaluated by the Company’s management and their third-party valuation firm. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either a cash payment of approximately $6.7 million or the issuance of 3,752,180 shares of the Company’s common stock plus a cash payment of approximately $6.2 million at the option of the Investor.

NOTE 15 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(1,252,947)	2.23	-
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2023	312,500	$2.00	0.87
Exercisable at March 31, 2023	312,500	$2.00	0.87

Warrant summary as of March 31, 2023:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	0.87	$2.00	312,500	$2.00
	312,500	0.87	$2.00	312,500	$2.00

Warrant summary as of December 31, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	1.12	$2.00	312,500	$2.00
	312,500	1.12	$2.00	312,500	$2.00

There were no warrants granted during the three months ended March 31, 2023 and 2022.

The aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2023 was $0.

NOTE 16 – STOCK INCENTIVE PLAN

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

The Board of Directors of the Company (the “Board”) has determined that it is in the best interests of the Company and its stockholders to provide additional incentives for certain employees, including executive officers, and non-employee members of the Board by granting to them awards with respect to the common stock of the Company pursuant to the Plan. The Plan seeks to achieve this purpose by providing awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, cash-based awards and other stock-based Awards (“Awards”). The Plan will continue in effect until its termination by the Compensation Committee; provided, however, that all Awards must be granted, if at all, within ten (10) years from the Effective Date.

The Company did not issue Restricted Stock Units (“RSUs”), Nonstatutory Stock Options (“NSOs”) or any incentive stock options (“ISOs”) or restricted common stock (“RCS”) during the three months ended March 31, 2023 or during the three months ended March 31, 2022. Vesting periods for awarded RCS, ISOs and NSOs range from immediate to quarterly over a 4-year period. Vesting period for RSUs is the earlier of (i) the day prior to the next annual meeting of stockholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISOs and NSOs awarded, the term to exercise their ISO or NSO is 10 years.

During 2020, the Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain time period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the three months ended March 31, 2023 and it is improbable that the performance-based conditions will be met.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	315,000	0.27	9.69
Exercised	-	-	-
Forfeited/Expired	(4,375,129)	1.54	-
Outstanding, December 31, 2022	3,169,939	$1.20	8.05
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, March 31, 2023	3,169,939	$1.20	7.80
Exercisable at March 31, 2023	1,206,173	$1.37	7.58

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	3,169,939	7.80	$1.20	1,206,173	$1.37
	3,169,939	7.80	$1.20	1,206,173	$1.37

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2023 was $0.

The aggregate grant date fair value of options granted during the three months ended March 31, 2023 and 2022 amounted to $0. Compensation expense related to stock options for the three months ended March 31, 2023 and 2022 was $95 thousand and $352 thousand, respectively.

As of March 31, 2023, the total unrecognized fair value compensation cost related to unvested stock options was $233 thousand, which is to be recognized over a remaining weighted average period of approximately 1.24 years.

Restricted Stock

Subject to the restrictions set with respect to the particular Award, a recipient of restricted stock generally shall have the rights and privileges of a stockholder, including the right to vote the restricted stock and the right to receive dividends; provided that, any cash dividends and stock dividends with respect to the restricted stock shall be withheld for the recipient’s account, and interest may be credited on the amount of the cash dividends withheld.

The Company’s restricted stock activity during the periods presented was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	971,664	0.30
Vested	(971,664)	0.30
Forfeited/Expired	-	-
Non-vested, December 31, 2022	-	-
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Non-vested, March 31, 2023	-	$-

There was no compensation expense related to restricted shares for the three months ended March 31, 2023 and 2022.

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

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, December 31, 2022	1,351,688	$0.29
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, March 31, 2023	1,351,688	$0.29

At March 31, 2023 and December 31, 2022, the Company had $131 thousand and $244 thousand, respectively, of total unrecognized compensation expense related to restricted stock units. As of March 31, 2023 and December 31, 2022, compensation will be recognized over a weighted-average period of approximately 0.34 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the three months ended March 31, 2023 and 2022 was $113 thousand and $102 thousand, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2023 and December 31, 2022, there were 71,441,801 and 71,426,801 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

From January 1, 2022 to March 31, 2022, the Company issued an aggregate of 1,665,000 common stock shares including 1,192,369 shares at a price per share of $0.19, the Alternative Conversion Price (as defined in the Series B Note), in connection to the conversion of $0.2 million of the Series B Note and 472,631 shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $0.2 million per the terms of the Series B Note.

From January 1, 2023 to March 31, 2023, the Company issued 15,000 common stock shares, at a price per share of $0.132 in connection to a consulting agreement. The total value of these issuances was $2 thousand.

Common Stock Issuable

In 2018, the Company entered into an amendment to extend the maturity date of a convertible promissory note. As compensation for extending the note, the Company is to issue 150,000 shares of its common stock at a price of $2.05 per share. As of the filing of this Quarterly Report, the Company has not yet issued these shares and has recorded common stock issuable of $308 thousand.

NOTE 18 – BUSINESS COMBINATION

Sera Labs Acquisition

In October 2020, the Company acquired all of the issued and outstanding stock of Sera Labs in exchange for consideration of, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash and (ii) 5,014,868 shares of the Company’s common stock. Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to an additional 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. On August 11, 2022, the Board agreed to extend the period in which the Clawback Shares may be earned to December 31, 2024.

The acquisition was accounted for in accordance with ASC 805. The issuance of the Clawback Shares is subject to a variety of earn-out and milestone provisions thus they are considered contingent shares based on the achievement of certain sales and gross margin milestones.

The following table presents the change in fair value of contingent stock consideration for the three months ended March 31, 2023 (in thousands):

(Dollars in thousands)	Fair Value of Contingent Stock Consideration
Fair value at December 31, 2022	$860
Change in fair value of contingent stock consideration	44
Fair value at March 31, 2023	$904

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor referenced in Note 14, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions. The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the Investor’s motion to dismiss. As of the filing date of this Quarterly Annual Report, the Investor has not filed a response to our opposition to their motion to dismiss. Settlement discussions between the parties are ongoing.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of March 31, 2023, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2023, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2023 and December 31, 2022.

Operating leases

The Company currently maintains its corporate offices at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411. The lease agreement (the “Lease”), which expires on April 30, 2024, contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term of the contract when it has determined it is reasonably certain to exercise the option. The Lease provides for the payment of base monthly rent in the amount of $10 thousand during the first 12 months of the term with annual increases, over the base monthly rent then in effect, of 3%.

Total rent expense was $34 thousand and $33 thousand for the three months ended March 31, 2023 and 2022, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” and has recognized a right-of-use asset and a lease liability based on the present values of its lease payments over its respective lease term. The Company used the services of a valuation company to compute the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available in the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

As of March 31, 2023, the current portion and long-term portion of operating lease liability is $130 thousand and $11 thousand, respectively.

The future payments due under the operating lease as of March 31, 2023 are as follows (in thousands):

Years
2023 (remaining)	$102
2024	46
Undiscounted cash flow	148
Effects of discounting	(7)
Lease liabilities recognized	$141

Operating leases

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2023 and December 31, 2022 (in thousands, except lease term and discount rate):

	March 31, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$134	$160

Right-of-use lease liabilities, current	$130	$124
Right-of-use lease liabilities, noncurrent	11	46
Total operating lease liabilities	$141	$170

Weighted average remaining lease term
Operating leases	1.03 years	1.29 years

Weighted average discount rate
Operating leases	11.30%	11.30%

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events were evaluated through the filing date of this Quarterly Report, July 28, 2023, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, as well as the audited consolidated financial statements and the notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on July 28, 2023 (our “2022 Annual Report”).

Overview

Avenir Wellness Solutions, Inc. (“Avenir”) and its wholly-owned subsidiaries including The Sera Labs, Inc. (“Sera Labs”) (collectively the “Company,” “we,” “our,” “us,” or “Avenir”) is a broad platform technology company focusing on the development and manufacturing of nutraceutical formulation and delivery technologies in novel dosage forms to improve safety, efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop wellness products using our proprietary technology and may grant product rights to third parties responsible for marketing, sales and distribution, while retaining exclusive rights to produce and market, sell and distribute branded health, wellness, and beauty products through Sera Labs.

We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require U.S. Food and Drug Administration (“FDA”) approval but do require following all good manufacturing practices (“GMPs”). Thus, they are less costly and faster to launch in the marketplace than pharmaceutical products.

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

RESULTS OF OPERATIONS

The following discussion for our results of operations does not include the loss from our discontinued operations which was $0 and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. The significant component of the loss from discontinued operations was the charge to income for the impairment of goodwill amounting to $2.7 million for the three months ended March 31, 2022.

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Revenue for the three months ended March 31, 2023 was approximately $1.2 million as compared to approximately $1.1 million for the three months ended March 31, 2022. The increase in revenue was mainly due to the promotion of Sera Labs products resulting in an increase in unit sales of our product in our direct to consumer (“DTC”) channel of distribution when compared to the previous period. However, the increase was offset in part by a reduction in unit sales of our product in our wholesale sales channel due to inability to match the launch quantities in the first quarter of 2022.

Cost of Goods Sold

Cost of goods sold was $261 thousand, or 21.1% of net sales, in the three months ended March 31, 2023 compared to $337 thousand, or 31.3% of net sales, in the three months ended March 31, 2022. Cost of goods sold decreased by $76 thousand during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the increase in DTC sales, with higher gross margins, versus wholesale sales, with lower gross margins.

Selling, General and Administrative Expenses

Our expenses for the three months ended March 31, 2023 are summarized as follows in comparison to our expenses for the three months ended March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022

Marketing and advertising	$780	$335
Salaries and wages	498	320
Selling, general and administrative	738	1,296
Professional services and investor relations	390	304
Non-cash compensation	211	472
Total selling, general and administrative expenses	$2,617	$2,727

Marketing and Advertising

Marketing and advertising increased by $445 thousand for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase is primarily due to the increased use of affiliates marketers to market and sell our products in the DTC channel of distribution.

Salaries and Wages

Salaries and wages increased by $178 thousand during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, respectively. This was primarily due to the increase in the number of employees during the 2023 period when compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative decreased by $558 thousand for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease is due to a $571 thousand reduction in depreciation and amortization due to the non-compete agreements being fully amortized as of September 30, 2022, the write off of the customer relationships as of June 30, 2022, and the write off of trade name as of December 31, 2022, offset in part by an increase in merchant account fees due to the increase in DTC sales.

Professional Services and Investor Relations

Professional services and investor relations increased by $86 thousand for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily due to us using a new investor relations firm to help increase our awareness with potential a new investor base.

Non-cash Compensation

Non-cash compensation decreased by $261 thousand for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily due to us recording the fair value of a decreased number of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Plan during the three months ended March 31, 2023 as compared to the same period in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration increased by $890 thousand for the three months ended March 31, 2023 as compared the three months ended March 31, 2022. The change in fair value of contingent stock consideration during the three months ended March 31, 2023 was based on the extension of the Sera Labs earnout period and a change in the probability percentages of achieving the milestones which was different compared to the probability percentages estimates used in the same period in 2022.

Impairment of Intangibles

No impairment losses were recognized for the three months ended March 31, 2023, and for the three months ended March 31, 2022, $2.7 million was charged to impairment of goodwill and included in the disposal group loss.

Other Income/(Expense)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
(in thousands)
Interest income	$17	$2
Gain from settlement	-	82
Change in fair value of convertible promissory notes	1,472	(280)
Interest expense	(14)	(218)
Total other income (expense), net	$1,475	$(414)

Other income/(expense) increased by $1.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily due to (i) an increase in the change in fair value of convertible promissory notes of $1.8 million during the three months ended March 31, 2023, (ii) increased interest income of $15 thousand due to the note receivable received in the Asset Sale in July 2022, (iii) a decrease in interest expense of $204 thousand due to lower amount of notes payable outstanding resulting from the repayment of notes payable in 2022, and (iv) the non-recurring gain settlement of $82 thousand in 2022.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the three-month period ended March 31, 2023 of $1.4 million, and as of March 31, 2023, we had a cash balance of $1.4 million and an accumulated deficit of $120.2 million.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

We plan to use our cash within the twelve months from March 31, 2023 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of March 31, 2023 and December 31, 2022

Working Capital Deficit (in thousands)

	March 31, 2023	December 31, 2022
Current assets	$4,274	$5,928
Current liabilities	(12,289)	(13,913)
Working capital (deficiency)	$(8,015)	$(7,985)

Working capital deficit as of March 31, 2023 was approximately $8.0 million, comparable to the working capital deficit as of December 31, 2022. As of March 31, 2023, current assets were approximately $4.3 million, comprised primarily of (i) cash of approximately $1.4 million, (ii) accounts receivable, net of $114 thousand, (iii) inventory, net of $301 thousand, (iv) prepaid expenses and other assets of $212 thousand and (v) current notes receivable of $2.0 million. As of December 31, 2022, current assets were approximately $5.9 million, comprised primarily of (i) cash of approximately $2.9 million, (ii) accounts receivable, net of $232 thousand, (iii) inventory, net of $145 thousand, (iv) prepaid expenses and other assets of $441 thousand and (v) current notes receivable of $2.0 million.

As of March 31, 2023, current liabilities were approximately $12.3 million, comprised primarily of (i) approximately $8.4 million in loans, convertible notes payable and fair value of convertible promissory notes (ii) $1.1 million in accounts payable; (iii) $1.4 million in accrued expenses, (iv) $130 thousand of operating lease payables, (v) contingent stock consideration of $904 thousand, and (vi) contract liabilities of approximately $388 thousand. Comparatively, as of December 31, 2022, current liabilities were approximately $13.9 million, comprised primarily of (i) approximately $9.9 million in loans, convertible notes payable and fair value of convertible promissory notes, (ii) $1.1 million in accounts payable; (iii) $388 thousand in contract liabilities, (iv) approximately $1.6 million in accrued expenses, (v) $124 thousand of operating lease payables, and (vi) contingent stock consideration of $860 thousand.

Net Cash(in thousands)

	For the Three months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(1,405)	$(5,184)
Net cash provided by (used in) investing activities	(35)	-
Net cash provided by (used in) financing activities	(63)	5,699
Net increase (decrease) in cash	$(1,503)	$515

Net cash used in Operating Activities

Net cash used in operating activities was approximately $1.4 million during the three months ended March 31, 2023. This was primarily due to the net loss from continuing operations of $209 thousand adjusted for the non-cash gain related to the decrease in fair value of convertible promissory notes of approximately $1.5 million, offset in part by the non-cash charges related to the fair value of vested stock options and restricted stock of $209 thousand.

Comparatively, net cash used in operating activities was approximately $5.2 million during the three months ended March 31, 2022. This was primarily due to the net loss from continuing operations of approximately $1.6 million and the loss from disposal group of approximately $3.6 million, which included the change in fair value of contingent share consideration of $846 thousand and the decrease in accrued expenses of $678 thousand, offset in part by non-cash charges for (i) the fair value of vested stock options and restricted stock of $455 thousand, and (ii) depreciation and amortization of $584 thousand.

Net cash provided by (used in) Investing Activities

Net cash used by investing activities of $35 thousand during the three months ended March 31, 2023 was due to the purchase of intangible assets. Comparatively, there was no cash provided by or used in investing activities during the three months ended March 31, 2022.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $63 thousand during the three months ended March 31, 2023 was due to the repayment of notes payable of $63 thousand. Correspondingly, net cash provided by financing activities of approximately $5.7 million during the three months ended March 31, 2022 was primarily due to (i) proceeds from notes payable of $2.3 million, and (ii) proceeds from notes payable – disposal group in the amount of $3.4 million.

The total consideration received in connection with the Asset Sale on July 22, 2022 was $20.0 million, which consisted of (i) the cancellation of indebtedness owed by us to the Buyer in the amount of $4.15 million, (ii) a $2.0 million payable in the form of a secured promissory note due July 22, 2023 which bears interest at 2.37% per annum, and (iii) the remainder of $13.85 million in cash.. A portion of the net proceeds from the sale was used to pay down debt and related accrued interest ($5.6 million) and the balance is available for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

In the event that such working capital is insufficient, we may need to raise additional operating capital in the remainder of calendar year 2023 in order to maintain our operations and to realize our strategic plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

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

Our 2022 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in this Quarterly Report. There have been no material changes to these policies reported in our 2022 Annual Report. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that as of March 31, 2023, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2023. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2022, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.

The following are the primary remediation efforts made by us:

•	prepare accounting memos relating to the debt issuances made by us during 2022 and 2021 which include derivative and warrants;

•	review fair value of convertible promissory notes in relation to the Series A and B Notes;

•	review of impairment of long-lived assets including goodwill and intangibles; and

•	review periodic reports to ensure the appropriate disclosures are made within the SEC filed documents.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended March 31, 2023. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 19 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2022 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on July 28, 2023, as well as in other documents we file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On May 16, 2023, we were notified by the OTC Markets Group Inc. (the “OTC Markets Group”) that our common stock, par value $0.001 per share, would be moved from the OTC Market Group’s OTCQB market (the “OTCQB”) to the OTC Pink Market, effective May 17, 2023, because we did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), failing to comply with our ongoing disclosure obligations outlined in Section 2.2(2) of the OTCQB Standards.

On July 10, 2023, we were notified by the OTC Markets Group that our common stock, par value $0.001 per share, would be moved from the OTC Pink Market to the OTC Expert Market, an illiquid market, and will remain there until the Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this “Form 10-Q”) are completed and we are reinstated to the OTC Pink Market. The Form 10-K was filed on July 28, 2023 and with the filing of this Form 10-Q we will immediately apply for reinstatement to the OTC Pink Market.

We intend to reapply to move our common stock back to the OTCQB after we have been reinstated to the OTC Pink Market.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: July 28, 2023	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: July 28, 2023	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

