Form 10-Q
period 2023-06-30
Avenir Wellness Solutions, Inc.
filed 2023-08-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55908

AVENIR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	2844	90-1504639
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

5805 Sepulveda Blvd., Suite 801, Sherman Oaks, California 91411

(Address of principal executive offices)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

(424) 273-8675

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On August 14, 2023, we had 72,436,413 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash	$175	$2,943
Accounts receivable, net	170	232
Inventory, net	281	145
Prepaid expenses and other current assets	147	441
Notes receivable - current	2,000	2,000
Due from related party	50	167
Total current assets	2,823	5,928

Property and equipment, net	3	4
Operating lease right-of-use assets, net	107	160
Investments, net	411	411
Patents and other intangibles, net	331	315
Other assets	36	36

Total assets	$3,711	$6,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,269	$1,065
Accrued expenses	1,474	1,585
Operating lease payable	110	124
Loans payable	35	161
Convertible promissory notes	550	550
Fair value of convertible promissory notes	7,201	9,180
Contract liabilities	388	388
Contingent stock consideration	552	860
Total current liabilities	11,579	13,913

Operating lease payable	-	46

Total liabilities	11,579	13,959

Commitments and contingencies (see Note 19)

Stockholders’ equity (deficit):
Common stock: $0.001 par value; authorized 150,000,000 shares; 71,696,591 and 71,426,801 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	72	71
Additional paid-in capital	112,903	112,471
Common stock issuable	308	308
Accumulated deficit	(121,151)	(119,955)
Total stockholders’ equity (deficit)	(7,868)	(7,105)

Total liabilities and stockholders’ equity (deficit)	$3,711	$6,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Product sales, net of discounts and refunds	$972	$1,123	$2,210	$2,199
Total Revenues	972	1,123	2,210	2,199

Cost of goods sold
Cost of goods sold:	278	150	539	487

Gross profit	694	973	1,671	1,712

Operating expenses:
Selling, general and administrative expenses	2,542	3,117	5,159	5,844
Change in fair value of contingent stock consideration	(352)	11	(308)	(835)
Impairment of intangible assets	-	4,622	-	4,622
Total operating expenses	2,190	7,750	4,851	9,631

Net operating loss before other income (expense)	(1,496)	(6,777)	(3,180)	(7,919)

Other income (expense):
Interest income	15	1	32	3
Settlement income	-	-	-	82
Gain on extinguishment of debt	-	40	-	40
Change in fair value of convertible promissory notes	507	(27)	1,979	(307)
Interest expense	(13)	(194)	(27)	(412)
Other income	-	26	-	26
Total other income (loss)	509	(154)	1,984	(568)

Loss before provision for income taxes	(987)	(6,931)	(1,196)	(8,487)

Provision for income taxes			-

Loss from continuing operations	(987)	(6,931)	(1,196)	(8,487)

Disposal group:
Loss before provision for income taxes	-	(2,688)	-	(6,283)
Loss on Disposition	-	-	-	-
Provision for income taxes	-	-	-	-
Loss from disposal group	-	(2,688)	-	(6,283)

Net loss	$(987)	$(9,619)	$(1,196)	$(14,770)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.10)	$(0.02)	$(0.12)
Disposal group	-	(0.04)	-	(0.09)
Net loss per share, basic and diluted	$(0.01)	$(0.14)	$(0.02)	$(0.21)

Weighted average shares outstanding - basic and diluted	71,479,697	69,870,087	71,455,716	69,362,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2			2
Fair value of stock options granted			96			96
Fair value of restricted stock units granted			113			113
Net loss					(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)
Issuance of common stock for professional services	254,790	1	31			32
Fair value of stock options granted			75			75
Fair value of restricted stock units granted			115			115
Net loss					(987)	(987)
Balance, June 30, 2023	71,696,591	$72	$112,903	$308	$(121,151)	$(7,868)

Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services	-	-	-	17	-	17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Fair value of stock options granted	-	-	352	-	-	352
Fair value of restricted stock units granted	-	-	103	-	-	103
Net loss	-	-	-	-	(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	$71	$111,265	$360	$(99,597)	$12,099

Issuance of common stock for professional services	145,000	-	42	(52)	-	(10)
Fair value of stock options granted	-	-	102	-	-	102
Fair value of restricted stock units granted	-	-	316	-	-	316
Net loss	-	-	-	-	(9,619)	(9,619)
Balance, June 30, 2022	70,011,900	$71	$111,725	$308	$(109,216)	$2,888

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Loss from continuing operations	$(1,196)	$(8,487)
Loss from disposal group	-	(6,283)
Net loss	(1,196)	(14,770)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – services	33	7
Gain from extinguishment of debt	-	(40)
Change in fair value of contingent stock consideration	(308)	(835)
Change in fair value of convertible promissory notes	(1,979)	307
Impairment of intangibles other than goodwill	-	4,622
Depreciation and amortization	30	1,167
Amortization of right of use asset	53	47
Inventory reserve for obsolescence	(119)	6
Fair value of vested stock options and restricted stock	399	873

Changes in operating assets and liabilities:
Accounts receivable	62	(188)
Inventory	(17)	(139)
Prepaid expenses and other current assets	294	247
Due from related party	117	(66)
Accounts payable	204	345
Accrued expenses	(111)	(709)
Operating lease payable	(60)	(51)
Contract liabilities	-	(121)
Assets and liabilities held for sale	-	5,728
Cash (used in) operating activities	(2,598)	(3,570)

Cash flows from investing activities:
Purchase of intangible assets	(44)	-
Cash provided by (used in) investing activities	(44)	-

Cash flows from financing activities:
Proceeds from notes payable	-	252
Proceeds from notes payable – disposal group	-	3,350
Proceeds from related party payable	-	190
Repayment of loans payable	(126)	(187)
Cash provided by (used in) financing activities	(126)	3,605

Net increase (decrease) in cash and cash equivalents	(2,768)	35

Cash and cash equivalents, beginning of year	2,943	16

Cash and cash equivalents, end of period	$175	$51

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$5	$50
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$-	$666
Reclassification of accrued expense to related party payable	$-	$42

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

Recent Developments

In July 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 6 – Discontinued Operations for additional information.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period, given the recent completion of the Asset Sale. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on July 28, 2023 (our “2022 Annual Report”).

Principle of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Avenir and its wholly-owned subsidiaries, collectively referred to as (“we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in the wellness industry represents the principal operations of the Company. Business acquisitions are included in the unaudited condensed consolidated financial statements from the date of the acquisition.

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

As of June 30, 2023, the Company had $175 thousand of cash on hand, had an accumulated deficit of approximately $121.2 million and a working capital deficit of approximately $8.8 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our commercialization and development plans and strategic and business development initiatives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2023, the Company did not have cash balances in excess of the federal insurance limit.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that the likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

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

Intangible assets with finite lives, such as patents, web design and trademarks are stated at cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the assets, which range from two years to twenty years. We review the useful lives and potential impairment of intangible assets whenever events or circumstances suggest that the carrying amount may not be recoverable.

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

Cost to Obtain a Contract

The Company pays sales commissions to its employees and outside sales representatives for contracts that they obtain relating to the wholesale sales of our products. The Company applies the optional practical expedient to immediately expense costs to obtain a contract if the amortization period of the asset that would have been recognized is one year or less. As such, sales commissions are immediately recognized as an expense and included as part of sales and marketing expenses.

Contract Liabilities

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenue when customers remit contractual cash payments in advance before satisfying performance obligations under contractual arrangements. Contract liabilities are derecognized when revenue is recognized, and the performance obligation is satisfied. Advance payments and billings in excess of revenue recognized are included in deferred revenue, which is classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. As of June 30, 2023 and December 31, 2022, we had contract liabilities of $388 thousand and $388 thousand, respectively.

Contract liabilities is made up of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Customer deposits for commercial products	$388	$388

The following table summarizes the changes in contract liabilities during the six months ended June 30, 2023 and year ended December 31, 2022 (in thousands):

Balance at December 31, 2021	$293
Additions	26
Customer deposits returned	(45)
Transfers to revenue	(84)
Contract liabilities held for sale but not assumed	198
Balance at December 31, 2022	$388
Additions	-
Customer deposits returned	-
Transfers to revenue	-
Balance at June 30, 2023	$388

Cost of Revenue

Cost of revenue primarily consists of costs for our products incurred to third-party manufacturers.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $700 thousand and $338 thousand for the three months ended June 30, 2023 and 2022, respectively. The Company recorded advertising costs of $1.5 million and $673 thousand for the six months ended June 30, 2023 and 2022, respectively.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. At June 30, 2023 and December, 31, 2022, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option, and the contingent stock consideration. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to June 30, 2023, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In determining the fair value, the Company evaluated each of the target threshold scenarios as to the potential earn-out payment at each level based on the estimated net sales and gross profit. If the expected gross profit considered in the scenario with the lowest gross profit is less than $6.0 million during the Clawback Period, the value of the stock earn-out payment would be $6.0. However, if the expected gross profit during the Clawback Period was at least $8.0 million (and the net sales target is achieved), the value of the stock earn-out payment would be approximately $712 thousand.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the condensed consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes are recognized in earnings as incurred and not deferred. As of June 30, 2023, the Company has valued the Series A and B Notes giving consideration to the terms under the existing default.

The following table summarizes fair value measurements by level at June 30, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$552	$-	$-	$552
Fair value of Series A Note	$4,088	$-	$-	$4,088
Fair value of Series B Note	$3,113	$-	$-	$3,113

The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$860	$-	$-	$860
Fair value of Series A Note	$5,221	$-	$-	$5,221
Fair value of Series B Note	$3,959	$-	$-	$3,959

The following table summarizes the changes in Level 3 financial instruments during the six months ended June 30, 2023 (in thousands):

Fair value of Series A and B Notes at December 31, 2022	$9,180
Change in fair value of Series A Note	(1,133)
Change in fair value of Series B Note	(846)
Fair value of Series A and B Notes at June 30, 2023	$7,201

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

Date of valuation	June 30, 2023	December 31, 2022
Stock price	$0.25	$0.25
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	71.0%	85.0%
Volatility – Series B Note	71.0%	85.0%
Risk-free interest rate – Series A Note	5.30%	4.60%
Risk-free interest rate – Series B Note	5.30%	4.60%
Interest rate	18.0%	18.0%

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Loss from continuing operations	$(987)	$(6,931)	$(1,196)	$(8,487)
Loss from disposal group	-	(2,688)	-	(6,283)
Net loss	$(987)	$(9,619)	$(1,196)	$(14,770)
Weighted average outstanding shares of common stock	71,479,697	69,870,087	71,455,716	69,362,563
Common stock and common stock equivalents	71,479,697	69,870,087	71,455,716	69,362,563
Basic and diluted loss per share:
Continuing operations	$(0.01)	$(0.10)	$(0.02)	$(0.12)
Disposal group	$-	$(0.04)	$-	$(0.09)

The following number of shares have been excluded from diluted net income (loss) per share since such inclusion would be anti-dilutive:

	Six months ended June 30,
	2023	2022

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,297,491	3,864,446
Warrants	312,500	615,530
Shares to be issued upon conversion of convertible payable	609,925	436,027

Total	2,219,916	4,916,003

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of June 30, 2023 and December 31, 2022, accounts receivable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Customer billed	$170	$232
Allowance for doubtful accounts	-	-
Accounts receivable, net	$170	$232

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Prepaid insurance	$89	$207
Prepaid expenses	11	176
Other current assets	47	58
Prepaid expenses and other current assets	$147	$441

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realized value.

As of June 30, 2023 and December 31, 2022, the carrying value of inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Packaging components	$132	$88
Finished Goods	393	420
	525	508
Reserve for obsolescence	(244)	(363)
Inventory, net	$281	$145

For the three months ended June 30, 2023 and 2022, inventory reserve adjustments amounted to $0 and $0, respectively.  For the six months ended June 30, 2023 and 2022, inventory reserve adjustments amounted to $37 thousand and $0, respectively.

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

The following table presents the financial results of the discontinued operations for the three and six months ended June 30, 2023 and 2022 which is presented as loss from disposal group on our unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Product sales, net of discounts and refunds	$-	$97	$-	$108
Consulting research & development income	-	58	-	58
Shipping and other sales	-	24	-	40
Total revenue	-	179	-	206

Cost of goods sold:
Cost of goods sold	-	59	-	75

Gross profit	-	120	-	131

Operating expenses:
Research and development expenses	-	202	-	464
Selling, general and administrative expenses	-	606	-	1,222
Loss on disposition	-	-	-	-
Impairment of goodwill	-	2,000	-	4,728
Total operating expenses	-	2,808	-	6,414

Net loss before income taxes	-	(2,688)	-	(6,283)

Provision for income taxes	-	-	-	-

Net loss from disposal group	$-	$(2,688)	$-	$(6,283)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Computer and other equipment	$8	$8
Less accumulated depreciation	(5)	(4)
Property and equipment, net	$3	$4

For the three months ended June 30, 2023 and 2022, depreciation expense amounted to approximately $1 thousand and $1 thousand, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense amounted to approximately $1 thousand and $1 thousand, respectively.

NOTE 8 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million (the “Note”) in connection with the Asset Sale. The Note bears interest at 2.37% per annum and is due on or before July 22, 2023. In the event of default, the interest rate on the Note increases to 2.63% per annum. The Note is subject to offset for any claims related to the Asset Sale and is secured by the assets underlying the Asset Sale. As of June 30, 2023, there have been no claims made against the Note. On July 31, 2023, the repayment terms of the Note were modified. See Note 20 – Subsequent Events for additional information.

Notes receivable consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
TF Tech Ventures, Inc. note receivable	$2,000	$2,000
Less: Allowance for doubtful accounts	-	-
Less: Current portion of notes receivable, net	(2,000)	(2,000)
Notes receivable, net of current portion	$-	$-

NOTE 9 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents and other intangible assets, net, consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Intangible assets subject to amortization:
Patents	$316	$316
Other Intangibles	135	90
	$451	$406
Accumulated amortization	(120)	(91)
Patents and other intangibles, net	$331	$315

As of June 30, 2022, the Company’s management determined that the customer relationships have no future value and recorded an impairment charge in the amount of $4.6 million as of that date, and that goodwill and trade name have no future value as of December 31, 2022 and recorded impairment charges in the amount of $4.7 million and $1.1 million, respectively, as of that date. Impairment loss amounted to $0 and $0 for the three and six months ended June 30, 2023, respectively, and $4.6 million and $4.6 million for the three and six months ended June 30, 2022.

Amortization expense was $18 thousand and $578 thousand for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $29 thousand and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

The estimated aggregate future amortization expense is as follows (in thousands):

2023 (remaining)	$38
2024	65
2025	32
2026	20
2027	18
2028	18
Thereafter	140
Total Amortization	$331

NOTE 10 – INVESTMENTS

From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $509 thousand which bore interest at 6% per annum and became due and payable to the Company on the conversion date. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. During 2022, the Company agreed to convert the Loans and unpaid accrued interest of $56 thousand and receive the Shares as per the Loan terms and also made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of June 30, 2023 and December 31, 2022, the Company recorded its investment in ReLeaf using the cost method of accounting and recorded a reserve on the investment. The issuance of such shares to the Company pursuant to the conversion is currently pending.

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

Investments, net, at cost, consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(421)	(421)
Investment in ReLeaf Europe B.V., net	198	198

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$411	$411

As of June 30, 2023 and December 31, 2022, the net investments are based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $421 thousand and $421 thousand, respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Refunds and returns liability	$559	$551
Accrued interest expense	255	233
Accrued payroll	91	82
Accrued vacation leave	91	64
Accrued expenses	138	324
Sales tax payable	340	331
Accrued Expenses	$1,474	$1,585

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and /or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. In 2023, ALT has waived their compensation pursuant to the agreement. Total compensation earned for the three months ended June 30, 2023 and 2022 was $0 and $0, respectively, $0 and $0 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, unpaid net proceeds due to the Company was $50 thousand, including merchant account reserves in the amount of $50 thousand due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the six months ended June 30, 2023 and 2022 was $72 thousand and $0, respectively.

The Company has been doing business with a third-party contract manufacturer and formulator in which a member of our board of directors became a minority shareholder during the second quarter of 2023. For the six months ended June 30, 2023, the Company purchased goods and services in the aggregate amount of $138 thousand from this manufacturer.

On February 6, 2022, the Company entered into a media buying and digital services agreement (the “Agreement”) with an advertising agency of which a member of our board of directors is an officer (the “Agency”). For the six months ended June 30, 2023, the Company incurred $153 thousand to the Agency pursuant to the Agreement.

As of June 30, 2023 and December 31, 2022, the Company had no accrued related party interest. Interest expense in regard to related party payables for the six months ended June 30, 2023 and 2022 was $0 and $111 thousand, respectively.

NOTE 13 – LOANS PAYABLE

Loans payable consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Loan due September 29, 2023, monthly payments including interest at 7.07% per annum; unsecured	$35	$136
Loan due June 6, 2023, monthly payments including interest at 8.07% per annum; unsecured	-	25
Current portion of loan payable	(35)	(161)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended June 30, 2023 and 2022 was $3 thousand and $2 thousand, respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $4 thousand and $6 thousand, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3.0 million; accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the notes or convert them into shares of common stock of the Company. The beneficial owners of the notes have not yet communicated their intent to either receive payment or shares.	$550	$550
Current portion of convertible promissory notes	$550	$550

Interest expense for the three months ended June 30, 2023 and 2022 was $11 thousand and $11 thousand, respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $22 thousand and $22 thousand, respectively.

Fair value of Series A and B convertible promissory notes consists of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Series A subordinated convertible note at fair value	$4,088	$5,221
Series B subordinated convertible note at fair value	3,113	3,959
Carrying value of convertible promissory notes at fair value	7,201	9,180
Less: current portion of convertible promissory notes at fair value	(7,201)	(9,180)
Convertible promissory notes at fair value, less current portion	$-	$-

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

The Series A Note matured on October 30, 2022 and the Series B Note matured on October 30, 2021 (the “Maturity Date”), subject to extension in certain circumstances, including bankruptcy and outstanding events of default. As of June 30, 2023, the Series A and Series B Notes are in default. No action by the Investor has been pursued on either Convertible Note as of the date of this Quarterly Report.

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

The Company recorded a gain of $2.0 million and a loss of $307 thousand attributed to the aggregate change in fair value of the Series A and B Notes for the six months ended June 30, 2023 and 2022, respectively, and were recorded in the unaudited condensed consolidated statements of operations.

As of June 30, 2023, the Company has valued the Series A and B Notes giving consideration to the terms under an existing default. This was evaluated by the Company’s management and their third-party valuation firm. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either a cash payment of approximately $7.0 million or the issuance of 3,765,561 shares of the Company’s common stock plus a cash payment of approximately $6.7 million at the option of the Investor.

NOTE 15 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(1,252,947)	2.23	-
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, June 30, 2023	312,500	$2.00	0.62
Exercisable at June 30, 2023	312,500	$2.00	0.62

Warrant summary as of June 30, 2023:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	0.62	$2.00	312,500	$2.00
	312,500	0.62	$2.00	312,500	$2.00

Warrant summary as of December 31, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	1.12	$2.00	312,500	$2.00
	312,500	1.12	$2.00	312,500	$2.00

There were no warrants granted during the three and six months ended June 30, 2023 and 2022.

The aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2023 was $0.

NOTE 16 – STOCK INCENTIVE PLAN

The Company’s Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan (the  “2017 Equity Incentive Plan” or the “Plan”) provides for the awarding of stock options, restricted stock and restricted stock units to certain employees, including executive officers, and non-employee members of the Board of Directors of the Company (the “Board”). Of the 10 million shares authorized under the Plan, there are 2,262,346 remaining shares available for grant as of June 30, 2023.

The Plan will continue in effect until its termination by the Compensation Committee of the Board; provided, however, that all awards must be granted, if at all, within ten (10) years from the effective date of December 29, 2017.

The Company did not issue Nonstatutory Stock Options (“NSOs”), any incentive stock options (“ISOs”) or restricted common stock (“RCS”) during the six months ended June 30, 2023 or during the six months ended June 30, 2022. The Company issued 56,468 shares of Restricted Stock Units (“RSUs”) with a value of $7 thousand. Vesting periods for awarded RCS, ISOs and NSOs range from immediate to quarterly over a 4-year period. The vesting period for RSUs is the earlier of (i) the day prior to the next annual meeting of stockholders following the date of grant, and (ii) one (1) year from the Date of Grant. For ISOs and NSOs awarded, the term to exercise their ISO or NSO is 10 years.

During 2020, the Company issued 1,518,194 stock options to a consultant that contains performance-based vesting conditions where revenue milestones are to be met over a certain time period. Such stock option awards would be valued using a Monte Carlo simulation based on the probability of the performance condition being met and the underlying expense would be recognized as the associated vesting conditions are met. No stock options that contain performance-based vesting conditions vested during the six months ended June 30, 2023 and it is improbable that the performance-based conditions will be met.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	315,000	0.27	9.69
Exercised	-	-	-
Forfeited/Expired	(4,375,129)	1.54	-
Outstanding, December 31, 2022	3,169,939	$1.20	8.05
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(5,000)	0.16	-
Outstanding, June 30, 2023	3,164,939	$1.20	7.55
Exercisable at June 30, 2023	1,297,491	$1.35	7.37

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	3,164,939	7.55	$1.20	1,297,491	$1.35
	3,164,939	7.55	$1.20	1,297,491	$1.35

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2023 was $0.

The aggregate grant date fair value of options granted during the six months ended June 30, 2023 and 2022 amounted to $0. Compensation expense related to stock options for the three months ended June 30, 2023 and 2022 was $75 thousand and $316 thousand, respectively. Compensation expense related to stock options for the six months ended June 30, 2023 and 2022 was $171 thousand and $668 thousand, respectively.

As of June 30, 2023, the total unrecognized fair value compensation cost related to unvested stock options was $157 thousand, which is to be recognized over a remaining weighted average period of approximately 1.27 years.

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

The Company’s restricted stock activity during the periods presented was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	971,664	0.30
Vested	(971,664)	0.30
Forfeited/Expired	-	-
Non-vested, December 31, 2022	-	-
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Non-vested, June 30, 2023	-	$-

Compensation expense related to restricted shares for the three months ended June 30, 2023 and 2022 was $0 and $0, respectively. Compensation expense related to restricted shares for the six months ended June 30, 2023 and 2022 was $0 and $0, respectively.

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

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, December 31, 2022	1,351,688	$0.29
Granted	56,468	0.12
Vested	-	-
Forfeited/Expired	-	-
Outstanding, June 30, 2023	1,408,156	$0.28

At June 30, 2023 and December 31, 2022, the Company had $23 thousand and $244 thousand, respectively, of total unrecognized compensation expense related to restricted stock units. As of June 30, 2023 and December 31, 2022, compensation will be recognized over a weighted-average period of approximately 0.06 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the three months ended June 30, 2023 and 2022 was $115 thousand and $102 thousand, respectively. Compensation expense related to restricted stock units for the six months ended June 30, 2023 and 2022 was $228 thousand and $205 thousand, respectively. All compensation expense related to restricted stock units is included in selling, general and administrative expenses.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share.

As of June 30, 2023 and December 31, 2022, there were 71,696,591 and 71,426,801 shares of the Company’s common stock issued and outstanding, respectively.

Common Share Issuances

From January 1, 2022 to June 30, 2022, the Company issued 145,000 common stock shares, at a price per share of $0.29 in connection to several consulting agreements. The total value of these issuances was $42 thousand.

From January 1, 2022 to June 30, 2022, the Company issued an aggregate of 1,665,000 common stock shares including 1,192,369 shares at a price per share of $0.19, the Alternative Conversion Price (as defined in the Series B Note), in connection to the conversion of $225 thousand of the Series B Note and 472,631 shares at a price per share of $0.19, in connection to the make-whole-amounts totaling $191 thousand per the terms of the Series B Note.

From January 1, 2023 to June 30, 2023, the Company issued an aggregate of 269,790 common stock shares, at prices per share ranging from $0.12 to $0.166 in connection with several consulting agreements. The total value of these issuances was $33 thousand.

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

The following table presents the change in fair value of contingent stock consideration for the six months ended June 30, 2023 (in thousands):

(Dollars in thousands)	Fair Value of Contingent Stock Consideration
Fair value at December 31, 2022	$860
Change in fair value of contingent stock consideration	(308)
Fair value at June 30, 2023	$552

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of June 30, 2023, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2023, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2023 and December 31, 2022.

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

Total rent expense was $30 thousand and $30 thousand for the three months ended June 30, 2023 and 2022, respectively. Total rent expense was $62 thousand and $61 thousand for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the current portion of operating lease liability is $110 thousand.

The future payments due under the operating lease as of June 30, 2023 are as follows (in thousands):

Years
2023 (remaining)	$70
2024	46
Undiscounted cash flow	116
Effects of discounting	(6)
Lease liabilities recognized	$110

Operating leases

The following table presents supplemental balance sheet information related to operating and financing leases as of June 30, 2023 and December 31, 2022 (in thousands, except lease term and discount rate):

	June 30, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$107	$160

Right-of-use lease liabilities, current	$110	$124
Right-of-use lease liabilities, noncurrent	-	46
Total operating lease liabilities	$110	$170

Weighted average remaining lease term
Operating leases	0.83 years	1.29 years

Weighted average discount rate
Operating leases	11.30%	11.30%

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report, August 14, 2023, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements other than the following:

On July 31, 2023, the Company entered into a letter agreement (the “Agreement”) with Cure Pharmaceutical, Inc. (f/k/a TF Tech Ventures, Inc.) which extended the July 22, 2023 maturity date of the $2.0 million note receivable received in connection with the Asset Sale. Pursuant to the Agreement, the repayment to the Company will be made in three installments, as follows: $250 thousand within one day of the signing of the Agreement; $250 thousand no later than the earlier of 10 business days or 12 calendar days from the date of the first installment payment; and the remaining balance including accrued interest no later than 30 days from the date of the first installment payment. The Company received the first installment payment in the amount of $250 thousand on August 1, 2023.

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

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine.  Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severe impacts on the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact our business, financial condition and results of operation.

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

RESULTS OF OPERATIONS

The following discussion for our results of operations does not include the loss from our discontinued operations which was $0 and $0 for the three and six months ended June 30, 2023, respectively, and $2.7 million and $6.3 million for the three and six months ended June 30, 2022, respectively. The significant component of the loss from discontinued operations were the charges to income for the impairment of goodwill amounting to $2.0 million and $4.7 million for the three and six months ended June 30, 2022, respectively.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenue

Revenue for the three and six months ended June 30, 2023 was approximately $0.9 million and $2.2 million, respectively, as compared to approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2022. The decrease in revenue for the three months ended June 30, 2023 and the 0.5% increase in sales for the six months ended June 30, 2023 was mainly due to the decrease in sales of edibles, offset by greater unit sales of our Seratopical Revolution products with the launch of DNA Complex and the successful promotion of Gleaming and Adoring.

Cost of Goods Sold

Cost of goods sold was $278 thousand, or 28.6% of net sales, in the three months ended June 30, 2023 compared to $150 thousand, or 13.3% of net sales, in the three months ended June 30, 2022. Cost of goods sold increased by $128 thousand during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an accrual adjustment booked in 2022 related to customer returns in our wholesale channel of distribution and a changing product mix. Cost of goods sold was $539 thousand, or 24.4% of net sales, for the six months ended June 30, 2023 compared to $487 thousand, or 22.1% of net sales, for the six months ended June 30, 2022.  The increase in cost of goods sold of $52 thousand was due to higher sales, the accrual adjustment for customer returns in 2022 and a change in product mix.

Selling, General and Administrative Expenses

Our expenses for the three and six months ended June 30, 2023 are summarized as follows in comparison to our expenses for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Marketing and advertising	$700	$338	$1,480	$673
Salaries and wages	507	314	1,005	634
Selling, general and administrative	768	1,551	1,507	2,846
Professional services and investor relations	345	507	735	811
Non-cash compensation	222	407	432	880
Total selling, general and administrative expenses	$2,542	$3,117	$5,159	$5,844

Marketing and Advertising

Marketing and advertising increased by $362 thousand and $807 thousand for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase is primarily due to the increased use of affiliates marketers to market and sell our products in the DTC channel of distribution.

Salaries and Wages

Salaries and wages increased by $193 thousand and $371 thousand for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, respectively. This was primarily due to the increase in the number of employees during the 2023 period when compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative decreased by $783 thousand and $1.3 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively. The decrease is due to a reduction in amortization due to the non-compete agreements being fully amortized as of September 30, 2022, the write off of the customer relationships as of June 30, 2022, and the write off of trade names as of December 31, 2022.

Professional Services and Investor Relations

Professional services and investor relations decreased by $162 thousand and $76 thousand for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively. The decrease was primarily due to more legal expenses incurred in 2022 in connection with the Asset Sale

Non-cash Compensation

Non-cash compensation decreased by $185 thousand and $448 thousand for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively. This was primarily due to us recording the fair value of a decreased number of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Incentive Plan during the three and six months ended June 30, 2023 as compared to the same period in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by $363 thousand and decreased by $527 thousand for the three and six months ended June 30, 2023 as compared the three and six months ended June 30, 2022. The change in fair value of contingent stock consideration during the three and six months ended June 30, 2023 was based on the extension of the Sera Labs earnout period and a change in the probability percentages of achieving the milestones which was different compared to the probability percentages estimates used in the same period in 2022.

Impairment of Intangibles

No impairment losses were recognized for the three and six months ended June 30, 2023, and for the three and six months ended June 30, 2022, $4.6 million and $4.6 million, respectively, was charged against income for the impairment of customer relationships which were determined by Management to have no future value as of June 30, 2022. For the three and six months ended June 30, 2022, $2.0 million and $4.7 million was charged to impairment of goodwill and included in the loss from disposal group.

Other Income/(Expense)

	For the Three Months Ended		For the Six months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands)
Interest income	$15	$1	$32	$3
Gain from settlement	-	-	-	82
Gain on extinguishment of debt	-	40	-	40
Change in fair value of convertible promissory notes	507	(27)	1,979	(307)
Interest expense	(13)	(194)	(27)	(412)
Other income	-	26	-	26
Total other income (expense), net	$509	$(154)	$1,984	$(568)

Other income/(expense) increased by $663 thousand and $2.6 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. This was primarily due to (i) an increase in the change in fair value of convertible promissory notes of $534 thousand, (ii) increased interest income of $14 thousand due to the note receivable received in the Asset Sale in July 2022, and (iii) a decrease in interest expense of $181 thousand due to lower amount of notes payable outstanding resulting from the repayment of notes payable in 2022 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.  The change for the six months ended June 30, 2023 versus June 30, 2022 was primarily due to (i) an increase in the change in fair value of convertible promissory notes of $2.3 million, (ii) increased interest income of $29 thousand due to the note receivable received in the Asset Sale in July 2022, and (iii) a decrease in interest expense of $385 thousand due to lower amount of notes payable outstanding resulting from the repayment of notes payable in 2022.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the six-month period ended June 30, 2023 of $2.6 million, and as of June 30, 2023, we had a cash balance of $175 thousand and an accumulated deficit of $121.2 million.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

We plan to use our cash within the twelve months from June 30, 2023 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of June 30, 2023 and December 31, 2022

Working Capital Deficit (in thousands)

	June 30, 2023	December 31, 2022
Current assets	$2,823	$5,928
Current liabilities	(11,579)	(13,913)
Working capital (deficiency)	$(8,756)	$(7,985)

Working capital deficit as of June 30, 2023 was approximately $8.8 million, compared to the working capital deficit of $8.0 million as of December 31, 2022. As of June 30, 2023, current assets were approximately $2.8 million, comprised primarily of (i) cash of approximately $175 thousand, (ii) accounts receivable, net of $170 thousand, (iii) inventory, net of $281 thousand, (iv) prepaid expenses and other assets of $147 thousand and (v) current notes receivable of $2.0 million. As of December 31, 2022, current assets were approximately $5.9 million, comprised primarily of (i) cash of approximately $2.9 million, (ii) accounts receivable, net of $232 thousand, (iii) inventory, net of $145 thousand, (iv) prepaid expenses and other assets of $441 thousand and (v) current notes receivable of $2.0 million.

As of June 30, 2023, current liabilities were approximately $11.6 million, comprised primarily of (i) approximately $7.8 million in loans, convertible notes payable and fair value of convertible promissory notes (ii) $1.3 million in accounts payable; (iii) $1.5 million in accrued expenses, (iv) $110 thousand of operating lease payables, (v) contingent stock consideration of $552 thousand, and (vi) contract liabilities of approximately $388 thousand. Comparatively, as of December 31, 2022, current liabilities were approximately $13.9 million, comprised primarily of (i) approximately $9.9 million in loans, convertible notes payable and fair value of convertible promissory notes, (ii) $1.1 million in accounts payable; (iii) $388 thousand in contract liabilities, (iv) approximately $1.6 million in accrued expenses, (v) $124 thousand of operating lease payables, and (vi) contingent stock consideration of $860 thousand.

Net Cash (in thousands)

	For the Six months Ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(2,598)	$(3,570)
Net cash provided by (used in) investing activities	(44)	-
Net cash provided by (used in) financing activities	(126)	3,605
Net increase (decrease) in cash	$(2,768)	$35

Net cash used in Operating Activities

Net cash used in operating activities was approximately $2.6 million during the six months ended June 30, 2023. This was primarily due to the net loss from continuing operations of $1.2 million adjusted for the non-cash gain related to the decrease in fair value of convertible promissory notes of approximately $2.0 million, offset in part by the non-cash charges related to the fair value of vested stock options and restricted stock of $399 thousand.

Comparatively, net cash used in operating activities was approximately $3.6 million during the six months ended June 30, 2022. This was primarily due to the net loss from continuing operations of approximately $8.5 million and the loss from disposal group of approximately $6.3 million, which included the change in fair value of contingent share consideration of $835 thousand and the decrease in accrued expenses of $709 thousand, offset in part by non-cash charges for (i) the impairment of goodwill for $4.6 million, (ii) $1.2 million for depreciation and amortization, and (iii) fair value of vested stock options and restricted stock of $873 thousand.

Net cash provided by (used in) Investing Activities

Net cash used by investing activities of $44 thousand during the six months ended June 30, 2023 was due to the purchase of intangible assets. Comparatively, there was no cash provided by or used in investing activities during the six months ended June 30, 2022.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $126 thousand during the six months ended June 30, 2023 was due to the repayment of notes payable of $126 thousand. Correspondingly, net cash provided by financing activities of approximately $3.6 million during the six months ended June 30, 2022 was primarily due to (i) proceeds from notes payable of $252 thousand, and (ii) proceeds from notes payable – disposal group in the amount of $3.4 million.

The total consideration received in connection with the Asset Sale on July 22, 2022 was $20.0 million, which consisted of (i) the cancellation of indebtedness owed by us to the Buyer in the amount of $4.15 million, (ii) a $2.0 million payable in the form of a secured promissory note due July 22, 2023 which bears interest at 2.37% per annum, and (iii) the remainder of $13.85 million in cash. A portion of the net proceeds from the sale was used to pay down debt and related accrued interest ($5.6 million) and the balance is available for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that as of June 30, 2023, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2023. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended June 30, 2023. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

On July 10, 2023, we were notified by the OTC Markets Group that our common stock, par value $0.001 per share, would be moved from the OTC Pink Market to the OTC Expert Market, an illiquid market, effective on July 19, 2023 and will remain there until the Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Form 10-Q”) are completed and we are reinstated to the OTC Pink Market. The Form 10-K and the Form 10-Q were filed on July 28, 2023 and we were reinstated to the OTC Pink Market on July 31, 2023.

We are reapplying to move our common stock back to the OTCQB.

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: August 14, 2023	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: August 14, 2023	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

