Form 10-Q
period 2023-09-30
Avenir Wellness Solutions, Inc.
filed 2023-11-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 14, 2023, we had 73,202,929 shares of common stock, par value $0.001 per share (the “Common Stock”) issued and outstanding.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2023

ITEMS IN FORM 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash	$189	$2,943
Accounts receivable, net	145	232
Inventory, net	220	145
Prepaid expenses and other current assets	129	441
Note receivable - current	1,250	2,000
Due from related party	43	167
Total current assets	1,976	5,928

Property and equipment, net	2	4
Operating lease right-of-use asset, net	79	160
Investments, net	411	411
Patents and other intangibles, net	317	315
Other assets	36	36

Total assets	$2,821	$6,854

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,571	$1,065
Accrued expenses	1,691	1,478
Operating lease payable	78	124
Loans payable	27	161
Convertible promissory notes	550	550
Fair value of convertible promissory notes	7,849	9,180
Deferred revenue	453	495
Contingent stock consideration	570	860
Total current liabilities	12,789	13,913

Operating lease payable	-	46

Total liabilities	12,789	13,959

Commitments and contingencies (see Note 19)

Stockholders’ equity (deficit)
Common stock: $0.001 par value; authorized 150,000,000 shares; 73,195,429 and 71,426,801 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	73	71
Additional paid-in capital	113,026	112,471
Common stock issuable	308	308
Accumulated deficit	(123,375)	(119,955)
Total stockholders’ equity (deficit)	(9,968)	(7,105)

Total liabilities and stockholders’ equity (deficit)	$2,821	$6,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue:
Product sales, net of discounts, allowances and refunds	$1,015	$1,784	$3,225	$3,983

Cost of goods sold:
Cost of goods sold	278	356	817	843

Gross profit	737	1,428	2,408	3,140

Operating expenses:
Selling, general and administrative expenses	2,291	3,610	7,450	9,454
Change in fair value of contingent stock consideration	18	322	(290)	(513)
Impairment of intangible assets	-	-	-	4,622
Total operating expenses	2,309	3,932	7,160	13,563

Net operating loss before other income (expense)	(1,572)	(2,504)	(4,752)	(10,423)

Other income (expense):
Interest income	11	14	43	17
Settlement income	-	-	-	82
Gain on extinguishment of debt	-	-	-	40
Change in fair value of convertible promissory notes	(648)	(411)	1,331	(718)
Interest expense	(15)	(8)	(42)	(420)
Other income	-	-	-	26
Total other income (expense)	(652)	(405)	1,332	(973)

Loss before provision for income taxes	(2,224)	(2,909)	(3,420)	(11,396)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,224)	(2,909)	(3,420)	(11,396)

Disposal group:
Loss before provision for income taxes	-	(119)	-	(6,402)
Loss on disposition	-	(565)	-	(565)
Provision for income taxes	-	-	-	-
Loss from disposal group	-	(684)	-	(6,967)

Net loss	$(2,224)	$(3,593)	$(3,420)	$(18,363)

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.16)
Disposal group	-	(0.01)	-	(0.10)
Net loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.26)

Weighted average shares outstanding - basic and diluted	72,231,926	70,686,677	71,717,296	69,808,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2	-	-	2
Fair value of stock options granted	-	-	96	-	-	96
Fair value of restricted stock units granted	-	-	113	-	-	113
Net loss	-	-	-	-	(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)
Issuance of common stock for professional services	254,790	1	31	-	-	32
Fair value of stock options granted	-	-	75	-	-	75
Fair value of restricted stock units granted	-	-	115	-	-	115
Net loss	-	-	-	-	(987)	(987)
Balance, June 30, 2023	71,696,591	$72	$112,903	$308	$(121,151)	$(7,868)
Issuance of common stock for professional services	90,682	-	9	-	-	9
Fair value of stock options granted	-	-	72	-	-	72
Fair value of restricted stock units granted	-	-	43	-	-	43
Issuance of restricted stock units	1,408,156	1	(1)	-	-	-
Net loss	-	-	-	-	(2,224)	(2,224)
Balance, September 30, 2023	73,195,429	$73	$113,026	$308	$(123,375)	$(9,968)

Balance, December 31, 2021	68,201,900	$69	$110,146	$343	$(94,446)	$16,112
Issuance of common stock for professional services	-	-	-	17	-	17
Issuance of common stock from conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Fair value of stock options granted	-	-	352	-	-	352
Fair value of restricted stock units granted	-	-	103	-	-	103
Net loss	-	-	-	-	(5,151)	(5,151)
Balance, March 31, 2022	69,866,900	$71	$111,265	$360	$(99,597)	$12,099

Issuance of common stock for professional services	145,000	-	42	(52)	-	(10)
Fair value of stock options granted	-	-	316	-	-	316
Fair value of restricted stock units granted	-	-	102	-	-	102
Net loss	-	-	-	-	(9,619)	(9,619)
Balance, June 30, 2022	70,011,900	$71	$111,725	$308	$(109,216)	$2,888
Issuance of common stock for professional services	776,664	-	241	-	-	241
Fair value of stock options granted	-	-	189	-	-	189
Fair value of restricted stock units granted	-	-	102	-	-	102
Issuance of restricted stock units	588,235	-	-	-	-	-
Net loss	-	-	-	-	(3,593)	(3,593)
Balance, September 30, 2022	71,376,799	$71	$112,257	$308	$(112,809)	$(173)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Loss from continuing operations	$(3,420)	$(11,396)
Loss from disposal group	-	(6,967)
Net loss	(3,420)	(18,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of pharmaceutical assets and liabilities	-	565
Stock-based compensation – services	43	7
Gain from extinguishment of debt	-	(40)
Change in fair value of contingent stock consideration	(290)	(513)
Change in fair value of convertible promissory notes	(1,331)	718
Impairment of intangibles other than goodwill	-	4,622
Depreciation and amortization	51	1,390
Amortization of right-of-use asset	81	71
Recovery of bad debt expense	-	(35)
Inventory reserve for obsolescence	(84)	108
Fair value of vested stock options and restricted stock	514	1,405

Changes in operating assets and liabilities:
Accounts receivable	87	165
Inventory	9	(127)
Prepaid expenses and other current assets	312	(46)
Other assets	-	(104)
Due from related party	124	(248)
Accounts payable	506	(1,178)
Accrued expenses	213	(2,012)
Operating lease payable	(92)	(79)
Deferred revenue	(42)	95
Assets and liabilities held for sale	-	5,112
Cash (used in) operating activities	(3,319)	(8,487)

Cash flows from investing activities:
Purchase of intangible assets	(51)	-
Repayment from promissory note	750	-
Proceeds from the sale of pharmaceutical assets and liabilities	-	13,891
Cash provided by investing activities	699	13,891

Cash flows from financing activities:
Proceeds from notes payable	-	200
Proceeds from notes payable – disposal group	-	3,702
Repayment of notes payable	-	(2,629)
Proceeds from related party payable	-	190
Repayment of related party payable	-	(2,243)
Proceeds from loan payable	-	38
Repayment of loans payable	(134)	(235)
Cash (used in) financing activities	(134)	(977)

Net increase (decrease) in cash and cash equivalents	(2,754)	4,427

Cash and cash equivalents, beginning of year	2,943	16

Cash and cash equivalents, end of period	$189	$4,443

Supplemental cash flow information:

Cash paid for interest and income taxes:
Interest	$9	$585
Income taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of indebtedness to Buyer of assets sold	$-	$4,150
Receipt of promissory note consideration for assets sold	$-	$2,000
Common stock issued for conversion of promissory notes and accrued interest	$-	$666
Reclassification of accrued expense to related party payable	$-	$42

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

Avenir Wellness Solutions, Inc. (“Avenir” or the “Company”) is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as to incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands and the licensing and/or sale of the rights to such technologies to third parties for their use.

Our wholly-owned subsidiary The Sera Labs, Inc. (“Sera Labs”) is engaged in the development, production and sale of the Company’s wellness and beauty products and is a trusted leader in the health, wellness and beauty sectors with innovative products containing cutting edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require approval from the U.S. Food and Drug Administration but do require following all good manufacturing practices. Thus, they are less costly and can be launched more quickly in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical®, Seratopical Revolution® SeraLabs®, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty and health & wellness, Sera Labs products are sold direct-to-consumer (“DTC”) via online website orders, including opt-in subscribe and save option, and also online and in-store at major national drug, mass retailers, grocery chains and convenience stores and on Amazon.com.

Recent Developments

In July 2022, Avenir completed the sale of assets comprising the pharmaceutical segment of the Company pursuant to an asset purchase agreement with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related machinery and equipment. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 6 – Discontinued Operations for additional information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the two years in the period ended December 31, 2022.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of ordinary recurring items) to present fairly the financial position and the results of operations of the Company for the periods presented. Interim results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Going Concern and Management’s Liquidity Plans

In accordance with the Financial Accounting Standards Board (“FASB”) standard on going concern, Accounting Standard Update (“ASU”) 2014-15, the Company assesses going concern uncertainty in its condensed consolidated financial statements to determine if it has sufficient cash, cash equivalents and working capital on hand, including marketable securities, and any available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period” in ASU 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, the Company makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent the Company deems probable those implementations can be achieved and it has the proper authority to execute them within the look-forward period in accordance with ASU 2014-15.

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

As of September 30, 2023, the Company had $189 thousand of cash on hand, had an accumulated deficit of approximately $123.4 million and a working capital deficit of approximately $10.8 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our strategic and business development initiatives. The Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

We have previously funded our operating losses primarily through the issuance of common stock and/or promissory notes and cash generated from our product sales. We anticipate that we will incur decreased operating losses and negative cash flows from operations as we execute on our strategic and business development initiatives and with the elimination of overhead and operating expenses related to the Company’s pharmaceutical business segment that have been discontinued in connection with the Asset Sale. There can be no assurance, however, that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to enhance comparability with the current year’s consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements, and other factors that management believes to be reasonable. In addition, the Company has considered the potential impact of certain macroeconomic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors is unknown and cannot be estimated reasonably, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date.

Significant areas requiring the use of management estimates include, but are not limited to, revenue recognition, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciation and amortization useful lives, assumptions used to calculate the fair value of the contingent stock consideration, stock-based compensation, deferred taxes and the assumptions used to calculate fair values of the purchase price allocations and convertible promissory notes. Actual results could differ materially from such estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2023, the Company did not have cash balances in excess of the federal insurance limit.

Investments

The Company follows Accounting Standards Codification (“ASC”) 325-20, “Cost Method Investments” (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost. Investments of this nature are initially recorded at cost. Dividends distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment are recorded as income. Dividends received in excess of earnings accumulated subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost basis of the investment. The carrying amount of investments is written down only when there is clear evidence that a decline in value that is considered other than temporary has occurred.

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of their collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that the likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”). NRV is the amount by which the estimated selling price of the product exceeds the sum of any additional costs expected to be incurred on the sale of such product in the ordinary course of business. The Company determines the cost of its inventory on a first-in, first-out (“FIFO”) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period. In order to state the inventory at the lower of cost or NRV, we maintain reserves against individual stock keeping units. Inventory reserves, once established, are not reversed until the related inventories have been sold or scrapped. If future demand or market conditions are less favorable than our projections, a write-down of inventory may be required, and would be reflected in the cost of goods sold in the period the revision is made.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of net identifiable assets and liabilities acquired. Goodwill is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company’s business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value.

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

Contingent Consideration Liabilities

Certain of the Company’s business acquisitions involve the potential for future payment of consideration to former selling security holders in amounts determined upon the attainment of revenue and gross margin milestones from product sales. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

ASC 805, “Business Combinations,” requires that contingent consideration be estimated and recorded at fair value as of the acquisition date as part of the total consideration transferred. Additionally, the fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in its unaudited condensed consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities. See Note 18 – Contingent Stock Consideration for additional information.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition.” Revenue under Topic 606 is required to be recognized either at a “point in time” or “over time,” depending on the facts and circumstances of the arrangement, and are evaluated using a five-step model.

To achieve the core principle of Topic 606, we perform the following steps:

•	identify the contract(s) with customer;
•	identify the performance obligations in the contract;
•	determine the transactions price;
•	allocate the transactions price to the performance obligations in the contract; and
•	recognize revenue when (or as) we satisfy a performance obligation.

Accordingly, the Company recognizes revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied. In essence, we recognize revenue when or as control of the promised goods or services transfer to the customer.

Revenue from eCommerce sales, including DTC sales, is recognized upon delivery of merchandise to the customer. We elected to adopt the practical expedient related to shipping and handling fees which allows us to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Therefore, shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred. Shipping revenue is recorded upon delivery to the customer.

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

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the various state taxation authorities is included in sales tax payable in the unaudited condensed consolidated balance sheets.

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

Cost to Obtain a Contract

The Company pays sales commissions to its employees and outside sales representatives for contracts and orders that they obtain relating to the wholesale sales of our products. The Company applies the optional practical expedient to immediately expense costs to obtain a contract or order if the recognition period of the revenue is one year or less. As such, sales commissions are immediately recognized as an expense and included as part of sales and marketing expenses.

Deferred Revenue

Advance payments and billings in excess of revenue recognized represents deferred revenue and is recorded as a liability when customers remit cash payments in advance before the Company satisfies its performance obligations under contractual or other sales arrangements. Deferred revenue is derecognized when revenue is recognized and the performance obligation is satisfied and is generally classified as current based on the timing of when the Company expects to recognize the revenue.

Deferred revenue is made up of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Advance payments and customer deposits for commercial products	$453	$495

The following table summarizes the changes in deferred revenue during the period presented (in thousands):

Balance at December 31, 2022	$495
Additions	65
Customer deposits returned	-
Transfers to revenue	(107)
Balance at September 30, 2023	$453

Cost of Goods Sold

Cost of goods sold primarily consists of costs for our products incurred to third-party manufacturers and in-bound freight.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $834 thousand and $724 thousand for the three months ended September 30, 2023 and 2022, respectively, and recorded advertising costs of $2.3 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Income Taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forward. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry-forward prior to its expiration.

Share-based Payments

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

Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method. See Note 16 – Share-based Payments for additional information.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

Valuation techniques used to measure fair value, when required, must maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

When a portion of the purchase consideration consists of shares of the Company’s common stock, the Company calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the OTC Market as of the acquisition date. The Company recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of consideration transferred in excess of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed.

In determining fair value, the Company also considers counterparty credit risk in its assessment of fair value. At September 30, 2023 and December, 31, 2022, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option, and the contingent stock consideration. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input and are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and other key inputs. Projected contingent payment amounts are discounted back to the current period using an appropriate discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. In determining the fair value, the Company evaluated each of the target threshold scenarios as to the potential earn-out payment at each level based on the estimated net sales and gross profit. If the expected gross profit considered in the scenario with the lowest gross profit is less than $6.0 million during the Clawback Period, the value of the stock earn-out payment would be $0. However, if the expected gross profit during the Clawback Period was at least $8.0 million (and the net sales target is achieved), the value of the stock earn-out payment would be approximately $720 thousand.

The following table summarizes fair value measurements by level at September 30, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$570	$-	$-	$570
Fair value of Series A Note	$4,455	$-	$-	$4,455
Fair value of Series B Note	$3,394	$-	$-	$3,394

The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$860	$-	$-	$860
Fair value of Series A Note	$5,221	$-	$-	$5,221
Fair value of Series B Note	$3,959	$-	$-	$3,959

The following table summarizes the changes in Level 3 financial instruments during the nine months ended September 30, 2023 (in thousands):

Fair value of Series A and B Notes at December 31, 2022	$9,180
Change in fair value of Series A Note	(766)
Change in fair value of Series B Note	(565)
Fair value of Series A and B Notes at September 30, 2023	$7,849

A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the Series A and B Notes that are categorized within Level 3 of the fair value hierarchy is as follows:

	September 30, 2023	December 31, 2022
Stock price	$0.25	$0.25
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	79.0%	85.0%
Volatility – Series B Note	79.0%	85.0%
Risk-free interest rate – Series A Note	5.38%	4.60%
Risk-free interest rate – Series B Note	5.38%	4.60%
Interest rate	18.0%	18.0%

Contingencies

We are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of our stockholders and other constituents. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and, if material, disclose the estimated range of loss. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We believe the recorded reserves in our unaudited condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. We do not believe that any of these identified claims or litigation will be material to our results of operations, cash flows, or financial condition. Gain contingencies are recorded when the contingency is resolved.

Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is computed using the weighted average common shares and common share equivalents outstanding during the periods presented (which consist of restricted stock units, stock options and warrants to the extent they are dilutive).

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Loss from continuing operations	$(2,224)	$(2,909)	$(3,420)	$(11,396)
Loss from disposal group	-	(684)	-	(6,967)
Net loss	$(2,224)	$(3,593)	$(3,420)	$(18,363)

Weighted average common shares outstanding – basic and diluted	72,231,926	70,686,677	71,717,296	69,808,785
Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.16)
Disposal group	$-	$(0.01)	$-	$(0.10)

The following table summarizes the number of shares excluded from the calculation of diluted net loss per share to the extent they are antidilutive for the periods presented:

	Nine Months Ended September 30,
	2023	2022

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,373,946	3,173,469
Warrants	312,500	615,530
Shares to be issued upon conversion of convertible notes payable	618,327	584,994

Total	2,304,773	4,373,993

In connection with the Sera Labs Merger, Sera Labs security holders are entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. Due to the uncertainty of the number of Clawback Shares to be issued, these Clawback Shares were not included in the table above.

The Series A and B Notes (other than restricted amounts under the Series B Note) are convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein. Due to the uncertainty of the number of shares to be issued, the shares to be issued from the conversion of the Series A and B Notes were also not included in the table above.

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it does not have reportable segments.

Accounting Standards Adopted in 2023

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses. The Company adopted ASC 326 on January 1, 2023. The adoption of this standard did not have a material impact to the Company.

Recent Accounting Pronouncements Not Yet Adopted

The Company’s management reviewed all recently issued ASUs not yet adopted by the Company and does not believe the future adoptions of any such ASUs may be expected to cause a material impact on the Company’s condensed consolidated financial condition or the results of its operations.

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2023 and December 31, 2022, accounts receivable consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Customer billed accounts receivable	$145	$232
Allowance for doubtful accounts	-	-
Accounts receivable, net	$145	$232

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Prepaid insurance	$68	$207
Prepaid expenses	6	176
Other current assets	55	58
Prepaid expenses and other current assets	$129	$441

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods and packaging components. The Company’s inventory is stated at the lower of cost (first in, first out basis) or net realizable value.

As of September 30, 2023 and December 31, 2022, the carrying value of inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Packaging components	$70	$88
Finished goods	429	420
	499	508
Reserve for obsolescence	(279)	(363)
Inventory, net	$220	$145

For the three months ended September 30, 2023 and 2022, inventory reserve adjustments amounted to $43 and $0, respectively. For the nine months ended September 30, 2023 and 2022, inventory reserve adjustments amounted to $78 thousand and $0, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

In July 2022, Avenir completed the Asset Sale related to the pharmaceutical segment of the Company, for which the total consideration received at closing was $20.0 million consisting primarily of: (i) the cancellation of indebtedness owed by the Company to the Buyer in the amount of $4.15 million, (ii) a $2.0 million one-year note payable to the Company in the form of a secured promissory note, and (iii) the remainder in cash.

The following table calculates the net cash received from the Asset Sale (in thousands):

Sales price	$20,000
Forgiveness of Buyer advances	(4,150)
Holdback secured by promissory note	(2,000)
Obligations assumed by Buyer	(41)
Buyer expenses paid by Company	82
Net cash received	$13,891

The following table calculates the loss incurred in connection with the Asset Sale (in thousands):

Sales price for assets sold	$20,000
Net book value of assets sold	20,616
Net book value of liabilities sold	(51)
Net book value of net assets sold	20,565
Loss on sale of net assets	$(565)

As of June 30, 2022, the cost of assets and liabilities held for sale were $20.6 million and $4.0 million, respectively. Included in the liabilities held for sale were notes payable amounting to $3.4 million which formed part of the consideration received from the Buyer. To write down the total net assets to fair value, an additional impairment loss of $2.0 million, including $100 thousand of estimated costs to sell, was charged to impairment of goodwill as of June 30, 2022 and included in the loss from disposal group.

The following table summarizes the financial results of the discontinued operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Product sales, net of discounts and refunds	$-	$-	$-	$108
Consulting research & development income	-	-	-	58
Shipping and other sales	-	-	-	40
Total revenue	-	-	-	206

Cost of goods sold:
Cost of goods sold	-	-	-	75

Gross profit	-	-	-	131

Operating expenses:
Research and development expenses	-	28	-	492
Selling, general and administrative expenses	-	91	-	1,313
Loss on disposition	-	565	-	565
Impairment of goodwill	-	-	-	4,728
Total operating expenses	-	684	-	7,098

Net loss before income taxes	-	(684)	-	(6,967)

Provision for income taxes	-	-	-	-

Net loss from disposal group	$-	$(684)	$-	$(6,967)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Computer and other equipment	$8	$8
Less accumulated depreciation	(6)	(4)
Property and equipment, net	$2	$4

For the three months ended September 30, 2023 and 2022, depreciation expense amounted to approximately $1 thousand and $1 thousand, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense amounted to approximately $1 thousand and $1 thousand, respectively.

NOTE 8 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million (the “Note”) in connection with the Asset Sale. The Note bears interest at 2.37% per annum and was due on or before July 22, 2023. In the event of default, the interest rate on the Note increases to 2.63% per annum. The Note is subject to offset for any claims related to the Asset Sale and is secured by the assets underlying the Asset Sale. As of September 30, 2023, there have been no claims made against the Note. On July 31, 2023, the repayment terms of the Note were modified by mutual agreement, under which repayment of the Note will be made in three installments, as follows: $250 thousand due within one day of the signing of the modification agreement; $250 thousand due no later than the earlier of 10 business days or 12 calendar days from the date of the first installment payment; and the remaining balance including unpaid accrued interest due no later than 30 days from the date of the first installment payment. The Company timely received the first and second installment payments in the amount of $250 thousand each on August 1, 2023 and August 14, 2023, respectively, and received a portion of the final installment in the amount of $250 thousand on September 18, 2023. The Note is currently in default with a remaining principal balance due of $1.25 million. The Company is working with the parties and expects to receive full payment on the Note during the fourth quarter of 2023.

Note receivable consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
TF Tech Ventures, Inc. secured promissory note	$1,250	$2,000
Less: Allowance for doubtful accounts	-	-
Less: Current portion of note receivable, net	(1,250)	(2,000)
Note receivable, net of current portion	$-	$-

NOTE 9 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents and other intangible assets, net, consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Intangible assets subject to amortization:
Patents	$316	$316
Other Intangibles	141	90
	$457	$406
Accumulated amortization	(140)	(91)
Patents and other intangibles, net	$317	$315

As of June 30, 2022, the Company’s management determined that the customer relationships had no future value and recorded an impairment charge related to continuing operations in the amount of $4.6 million as of that date, and that goodwill and trade name had no future value as of December 31, 2022 and recorded impairment charges related to continuing operations in the amount of $4.7 million and $1.1 million, respectively, as of that date. Impairment loss related to continuing operations amounted to $0 and $0 for the three and nine months ended September 30, 2023, respectively, and $0 and $4.6 million for the three and nine months ended September 30, 2022.

Amortization expense was $20 thousand and $223 thousand for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $49 thousand and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The estimated aggregate future amortization expense by period is as follows (in thousands):

2023 (remaining)	$20
2024	68
2025	34
2026	19
2027	19
2028	17
Thereafter	140
Total Amortization	$317

NOTE 10 – INVESTMENTS

During 2019 and 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the aggregate amount of $509 thousand which bore interest at 6% per annum and became due and payable to the Company on the conversion date. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. During 2022, the Company agreed to convert the Loans and unpaid accrued interest of $56 thousand and receive the Shares as per the Loan terms and also made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of September 30, 2023 and December 31, 2022, the Company recorded its investment in ReLeaf using the cost method of accounting and recorded a reserve on the investment. The issuance of such shares to the Company pursuant to the conversion is currently pending.

In May 2021, the Company purchased a convertible loan (the “May 2021 Loan”) with Biopharmaceutical Research Company (“BRC”) for a total amount of $200 thousand. The May 2021 Loan accrued interest at 6% per annum and became due and payable to the Company on the conversion date of July 5, 2022. Pursuant to the conversion by the Company, the outstanding amount of the May 2021 Loan plus unpaid accrued interest of $13 thousand in the aggregate amount of $213 thousand was converted into 11,026 shares of BRC preferred stock, or a 0.39% interest in BRC. The automatic conversion of the loan was triggered by the occurrence of a Qualified Financing, as defined in the loan agreement.

Investments, net, at cost, consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(421)	(421)
Investment in ReLeaf Europe B.V., net	198	198

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$411	$411

As of September 30, 2023 and December 31, 2022, the net investments are based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $421 thousand and $421 thousand, respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Refunds and returns liability	$542	$551
Accrued interest expense	266	233
Accrued payroll	146	82
Accrued vacation leave	89	64
Accrued expenses	304	217
Sales tax payable	344	331
Accrued Expenses	$1,691	$1,478

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. In 2023, ALT has agreed to waive their entire compensation earned pursuant to the agreement. Total compensation earned for the three months ended September 30, 2023 and 2022 was $0 and $0, respectively, $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, unpaid net proceeds due to the Company was $43 thousand, including merchant account reserves in the amount of $34 thousand due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The term of the agreement was through July 25, 2023 and required Mr. Davidson to provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the nine months ended September 30, 2023 and 2022 was $81 thousand and $63 thousand, respectively.

The Company has been doing business with a third-party contract manufacturer and formulator in which a member of our board of directors acquired a minority interest during the second quarter of 2023. For the nine months ended September 30, 2023, the Company purchased goods and services in the aggregate amount of $153 thousand from this manufacturer.

On February 6, 2022, the Company entered into a media buying and digital services agreement (the “Agreement”) with an advertising agency of which a member of our board of directors is an officer (the “Agency”). For the nine months ended September 30, 2023, the Company incurred $149 thousand to the Agency pursuant to the Agreement, which expired in August 2023.

As of September 30, 2023 and December 31, 2022, the Company had no accrued related party interest. Interest expense in regard to related party payables for the nine months ended September 30, 2023 and 2022 was $0 and $111 thousand, respectively.

NOTE 13 – LOANS PAYABLE

Loans payable consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Loan due June 6, 2024, monthly payments including interest at 10.92% per annum; unsecured	$27	$-
Loan due September 29, 2023, monthly payments including interest at 7.07% per annum; unsecured	-	136
Loan due June 6, 2023, monthly payments including interest at 8.07% per annum; unsecured	-	25
Current portion of loan payable	(27)	(161)
Loan payable, less current portion	$-	$-

Interest expense for the three months ended September 30, 2023 and 2022 was $1 thousand and $2 thousand, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $5 thousand and $11 thousand, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES AND FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3.0 million; accrued interest due January 31, 2019 and currently in default. The Company has offered to either repay the notes or convert them into shares of common stock of the Company. The beneficial owners of the notes have not yet communicated their intent to either receive payment or shares.	$550	$550
Current portion of convertible promissory notes	$550	$550

Interest expense for the three months ended September 30, 2023 and 2022 was $11 thousand and $11 thousand, respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $33 thousand and $33 thousand, respectively.

Fair value of Series A and B convertible promissory notes consists of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Series A subordinated convertible note at fair value	$4,455	$5,221
Series B senior secured convertible note at fair value	3,394	3,959
Carrying value of convertible promissory notes at fair value	7,849	9,180
Less: current portion of convertible promissory notes at fair value	(7,849)	(9,180)
Convertible promissory notes at fair value, less current portion	$-	$-

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

The Series A Note was sold with an original issue discount of $0.6 million and the Series B Note was sold with an original issue discount of $0.9 million. The Investor paid for the Series A Note issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company was to receive cash in respect of the Series B Note upon cash repayment of the corresponding Investor Note. To the extent the Investor Note is not repaid, the remainder of the principal under the Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the Series B Note becomes “unrestricted” on dollar-for-dollar basis.

The Series A Note matured on October 30, 2022 and the Series B Note matured on October 30, 2021 (the “Maturity Date”), and as of September 30, 2023, both are currently in default. No action by the Investor has been pursued on either Convertible Note as of the date of this Quarterly Report.

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions. The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the Investor’s motion to dismiss. On September 7, 2023, a hearing was held on the motion to dismiss. As of the filing date of this Quarterly Report, a ruling has not been issued by the court on the motion. Settlement discussions between the parties are ongoing.

Payment of Amounts Due under the Convertible Notes

On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than the restricted portion of the Series B Note) representing all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal, except that the remaining restricted amount of $5.0 million under the Series B Note has been automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below).

Interest

The Convertible Notes shall bear no interest unless there is an occurrence, and during the continuance, of an Event of Default (as defined in the Convertible Notes). During any such Event of Default, the Convertible Notes will accrue interest at the rate of 18% per annum. See “—Events of Default” below.

Conversion; Alternate Conversion upon Event of Default

Each Convertible Note (other than the restricted portion of the Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price.

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

Fair Value Option for the Series A and B Notes

The Company elected the fair value option under ASC 825, “Financial Instruments,” for both the Series A and B Notes, which have been accounted for as follows: (1) the portion of the change in the liabilities’ fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income; (2) the remaining change in the liabilities’ fair value in net income; (3) the excess of the fair value over the proceeds was recognized as an expense; and (4) upfront costs and fees were recognized in earnings as incurred gains and losses.

The Company recognized a gain of $1.3 million and a loss of $718 thousand attributed to the aggregate changes in fair value of the Series A and B Notes for the nine months ended September 30, 2023 and 2022, respectively, which were recorded in the unaudited condensed consolidated statements of operations.

As of September 30, 2023, the Company valued the Series A and B Notes giving consideration to the terms under the existing default. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either (i) a cash payment of approximately $8.1 million, or (ii) the issuance of 3,765,561 shares of the Company’s common stock plus a cash payment of approximately $7.8 million, at the option of the Investor.

NOTE 15 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(1,252,947)	2.23	-
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, September 30, 2023	312,500	$2.00	0.37
Exercisable at September 30, 2023	312,500	$2.00	0.37

Warrant summary as of September 30, 2023:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00	312,500	0.37	$2.00	312,500	$2.00
	312,500	0.37	$2.00	312,500	$2.00

Warrant summary as of December 31, 2022:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00	312,500	1.12	$2.00	312,500	$2.00
	312,500	1.12	$2.00	312,500	$2.00

There were no warrants granted during the three and nine months ended September 30, 2023 and 2022.

The aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2023 was $0.

NOTE 16 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2017 Equity Incentive Plan (the ”2017 Equity Incentive Plan” or the “Plan”) provides for the awarding of stock options, restricted stock and restricted stock units to certain employees, including executive officers, non-employee members of the Board of Directors of the Company (the “Board”) and consultants. Of the 10 million shares authorized under the Plan, there are 1,341,326 remaining shares available for grant as of September 30, 2023.

During 2020, the Company granted an option to purchase 1,518,194 shares of the Company’s common stock to a consultant that contains performance-based vesting conditions where revenue milestones must be met by December 5, 2024 (the “Performance Period”). No option shares that contain performance-based vesting conditions vested during the nine months ended September 30, 2023 and it is improbable that the performance-based conditions will be met prior to the end of the Performance Period.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	315,000	0.27	9.69
Exercised	-	-	-
Forfeited/Expired	(4,375,129)	1.54	-
Outstanding, December 31, 2022	3,169,939	$1.20	8.05
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(15,800)	0.16	-
Outstanding, September 30, 2023	3,154,139	$1.20	7.30
Exercisable at September 30, 2023	1,373,946	$1.33	7.15

Range of Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	3,154,139	7.30	$1.20	1,373,946	$1.33
	3,154,139	7.30	$1.20	1,373,946	$1.33

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2023 was $0.

The aggregate grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 amounted to $0 and $65 thousand, respectively. Compensation expense related to stock options for the three months ended September 30, 2023 and 2022 was $73 thousand and $189 thousand, respectively. Compensation expense related to stock options for the nine months ended September 30, 2023 and 2022 was $243 thousand and $857 thousand, respectively.

As of September 30, 2023, total unrecognized fair value of compensation cost related to unvested stock options was $85 thousand, which is to be recognized over a remaining weighted average period of 1.39 years.

Restricted Stock Units

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, December 31, 2022	1,351,688	$0.29
Granted	988,288	0.12
Vested	(1,408,156)	0.28
Forfeited/Expired	-	-
Outstanding, September 30, 2023	931,820	$0.11

At September 30, 2023 and December 31, 2022, the Company had $83 thousand and $244 thousand, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which will be recognized as compensation expense over weighted-average periods of 0.81 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the three months ended September 30, 2023 and 2022 was $43 thousand and $102 thousand, respectively. Compensation expense related to restricted stock units for the nine months ended September 30, 2023 and 2022 was $271 thousand and $307 thousand, respectively. All compensation expense related to restricted stock units is included in selling, general and administrative expenses.

NOTE 17 – COMMON STOCK

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share. All issuances of common stock are issued from the Company’s authorized but not issued and outstanding shares.

From January 1, 2022 to September 30, 2022, the Company issued 1,364,899 common stock shares, at prices per share ranging from $0.31 to $0.70 in connection with grants from the 2017 Equity Inventive Plan. The total value of these issuances was $0.7 million.

From January 1, 2022 to September 30, 2022, the Company issued 145,000 common stock shares, at a price per share of $0.29 in connection with several consulting agreements. The total value of these issuances was $42 thousand.

From January 1, 2022 to September 30, 2022, the Company issued an aggregate of 1,665,000 common stock shares including 1,192,369 shares at a price per share of $0.19, the Alternative Conversion Price (as defined in the Series B Note), in connection with the conversion of $225 thousand of the Series B Note and 472,631 shares at a price per share of $0.19, in connection with the make-whole-amounts totaling $191 thousand per the terms of the Series B Note.

From January 1, 2023 to September 30, 2023, the Company issued an aggregate of 360,472 common stock shares, at prices per share ranging from $0.08 to $0.166 in connection with several consulting agreements. The total value of these issuances was $42 thousand.

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

NOTE 18 – CONTINGENT STOCK CONSIDERATION

In October 2020, the Company acquired all of the issued and outstanding stock of Sera Labs in exchange for consideration of an aggregate of approximately (i) $1.0 million in cash and (ii) 5,014,868 shares of the Company’s common stock. Pursuant to the Sera Labs Merger Agreement, as amended on August 11, 2022, Sera Labs security holders are also entitled to receive up to an additional 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones through December 31, 2023. As of September 30, 2023, 4,491,018 of the Clawback Shares were earned, subject to audit, and an additional 1,497,006 additional Clawback Shares may be earned, subject to audit, by December 31, 2023.

The acquisition was accounted for in accordance with ASC 805. The issuance of the Clawback Shares is subject to a variety of earn-out and milestone provisions thus they are considered contingent shares based on the achievement of certain sales and gross margin milestones.

The following table presents the change in fair value of contingent stock consideration for the nine months ended September 30, 2023 (in thousands):

Fair Value of Contingent Stock Consideration
Fair value at December 31, 2022	$860
Change in fair value of contingent stock consideration	(290)
Fair value at September 30, 2023	$570

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 12, 2022, the Company filed a civil action in the California Superior Court against the Investor referenced in Note 14, alleging that the investor entered into the Purchase Agreement as an unregistered securities dealer and unlicensed finance lender in violation of California law. The Company’s complaint seeks rescission of the Purchase Agreement, damages, attorneys’ fees and other relief. The Investor responded to the complaint by filing a demurrer/motion to dismiss and on August 31, 2022, the Company and Investor entered into a stipulation to stay the litigation for 30 days and allow the parties to engage in further settlement discussions. The matter was unable to be resolved within the 30 days, and, pursuant to the Stipulation, the Company refiled its action in New York where a New York court will be required to apply California law to our causes of action for rescission and unfair competition. On November 18, 2022, the Company filed an amended complaint alleging six additional causes of action, including fraud, breach of contract and unfair competition. The Investor responded to the New York amended complaint by filing a motion to dismiss and on February 3, 2023, the Company filed its opposition response to the Investor’s motion to dismiss. On September 7, 2023, a hearing was held on the motion to dismiss. As of the filing date of this Quarterly Report, a ruling has not been issued by the court on the motion. Settlement discussions between the parties are ongoing.

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of September 30, 2023, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2023, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2023 and December 31, 2022.

Operating Lease

The Company currently maintains its leased corporate offices at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411. The lease agreement (the “Lease”), which expires on April 30, 2024, contains an option to extend the lease for an additional 36 months and the Company will reassess the lease term when it has determined it is reasonably certain to exercise the option. The Lease provides for the payment of base monthly rent in the amount of $10 thousand during the first 12 months of the term with annual increases of 3% over the base monthly rent then in effect.

Rent expense was $31 thousand and $30 thousand for the three months ended September 30, 2023 and 2022, respectively. Rent expense was $92 thousand and $91 thousand for the nine months ended September 30, 2023 and 2022, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” and has recognized a right-of-use asset and a lease liability based on the present value of its lease payments over its lease term. The Company used the services of a third party valuation company to compute the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available in the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

The future payments due under the operating lease by year as of September 30, 2023 are as follows (in thousands):

Future Operating Lease Payments
2023 (remaining)	$35
2024	46
Undiscounted cash flow	81
Effects of discounting	(3)
Lease liability recognized	$78

The following table presents supplemental balance sheet information related to operating lease as of September 30, 2023 and December 31, 2022 (in thousands, except lease term and discount rate):

	September 30, 2023	December 31, 2022
Operating lease
Right-of-use asset, net	$79	$160

Right-of-use lease liability, current	$78	$124
Right-of-use lease liability, noncurrent	-	46
Total operating lease liability	$78	$170

Weighted average remaining lease term
Operating lease	0.58 years	1.29 years

Weighted average discount rate
Operating lease	11.30%	11.30%

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report, November 14, 2023, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Key Factors Affecting our Performance

Due to a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

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

Geopolitical Conditions

In February 2022, Russia initiated military action against Ukraine. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have adverse effects on regional and global economic markets. Following Russia’s actions, various countries, including the United States among others, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons and the freezing of Russian assets. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, and the military action has severely impacted the Ukrainian economy, including its exports and food production. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby may negatively impact our business, financial condition and results of operation.

In addition, while we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Palestine, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Palestinian war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Palestinian war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Supply Chain

Global business interruptions may adversely impact our third-party relationships which we rely upon in our business as well as manufacturers, suppliers, and makers of raw materials. If any such parties are adversely impacted by supply chain restrictions, or if such third parties need to prioritize other products or customers over us, we may experience delays or disruptions in our supply chain, which could have a material and adverse impact on our business.

Seasonality

Our business could be affected by seasonal variations. However, taken as a whole, seasonality does not have a material impact on our financial results.

RESULTS OF OPERATIONS

The following discussion for our results of operations does not include the loss from our discontinued operations which was $0 and $0 for the three and nine months ended September 30, 2023, respectively, and $119 thousand and $6.4 million for the three and nine months ended September 30, 2022, respectively. The significant component of the loss from discontinued operations was the aggregate charges to income for the impairment of goodwill amounting to $4.7 million for the nine months ended September 30, 2022.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue for the three and nine months ended September 30, 2023 was approximately $1.0 million and $3.2 million, respectively, as compared to approximately $1.8 million and $4.0 million for the three and nine months ended September 30, 2022. The decrease in net sales for the three months and nine months ended September 30, 2023 was mainly due to the decrease in unit sales of ingestible wellness products, offset in part by greater unit sales of our Seratopical Revolution products in 2023 with the launch of DNA Complex and the successful promotion of Gleaming and Adoring.

Cost of Goods Sold

Cost of goods sold was $278 thousand, or 27.4% of net sales, in the three months ended September 30, 2023, compared to $356 thousand, or 20.0% of net sales, in the three months ended September 30, 2022. Cost of goods sold decreased by $78 thousand during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 primarily due to a decrease in net sales. Cost of goods sold as a percentage of net sales increased in the three months ended September 30, 2023 due to an accrual adjustment booked in 2022 related to customer returns in our wholesale channel of distribution and a changing product mix. Cost of goods sold was $817 thousand, or 25.3% of net sales, for the nine months ended September 30, 2023, compared to $843 thousand, or 21.2% of net sales, for the nine months ended September 30, 2022. The decrease in cost of goods sold of $26 thousand was due to lower sales in 2023, the accrual adjustment for customer returns in 2022 and a change in product mix.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended September 30, 2023 are summarized as follows in comparison to such expenses for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Marketing and advertising	$834	$724	$2,314	$1,397
Salaries and wages	492	369	1,497	1,003
Selling, general and administrative	646	1,292	2,153	4,138
Professional services and investor relations	194	692	929	1,503
Share-based compensation	125	533	557	1,413
Total selling, general and administrative expenses	$2,291	$3,610	$7,450	$9,454

Marketing and Advertising

Marketing and advertising increased by $110 thousand and $917 thousand for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase is primarily due to the increased use of affiliates marketers to market and sell our products in the direct-to-consumer channel of distribution and an increase in media/on-line advertising (Facebook, Newsletters, Google) in 2023.

Salaries and Wages

Salaries and wages increased by $123 thousand and $494 thousand for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, respectively. This was primarily due to the increase in the number of employees during the 2023 period when compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative decreased by $646 thousand and $2.0 million for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The decrease is due to a reduction in amortization due to the non-compete agreements being fully amortized as of September 30, 2022, the write off of the customer relationships as of June 30, 2022, and the write off of trade names as of December 31, 2022.

Professional Services and Investor Relations

Professional services and investor relations decreased by $498 thousand and $574 thousand for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The decrease was primarily due to more legal expenses incurred in 2022 in connection with the Asset Sale.

Share-based Compensation

Share-based compensation decreased by $408 thousand and $856 thousand for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. This was primarily due to us recording the fair value of a decreased number of vested stock options, restricted stock awards and restricted stock units issued from our 2017 Equity Incentive Plan during the three and nine months ended September 30, 2023, as compared to the same period in 2022.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by $304 thousand and increased by $223 thousand for the three and nine months ended September 30, 2023, as compared the three and nine months ended September 30, 2022. The change in fair value of contingent stock consideration during the three and nine months ended September 30, 2023 was based on the extension of the Sera Labs earnout period and a change in the probability percentages of achieving the milestones which was different compared to the probability percentages estimates used in the same period in 2022.

Impairment of Intangibles

No impairment losses were recognized for the three and nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022, $0 and $4.6 million, respectively, was charged against income for the impairment of customer relationships which were determined by Management to have no future value as of June 30, 2022. For the three and nine months ended September 30, 2022, $0 and $4.7 million was charged to impairment of goodwill and included in the loss from disposal group.

Other Income (Expense) (in thousands)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Interest income	$11	$14	$43	$17
Gain from settlement	-	-	-	82
Gain on extinguishment of debt	-	-	-	40
Change in fair value of convertible promissory notes	(648)	(411)	1,331	(718)
Interest expense	(15)	(8)	(42)	(420)
Other income	-	-	-	26
Total other income (expense), net	$(652)	$(405)	$1,332	$(973)

Other income/(expense) decreased by $247 thousand and increased by $2.3 million for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. This was primarily due to an increase in the change in fair value of convertible promissory notes of $237 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change for the nine months ended September 30, 2023 versus September 30, 2022 was primarily due to (i) an increase in the change in fair value of convertible promissory notes of $2.0 million, and (ii) a decrease in interest expense of $378 thousand due to lower amount of notes payable outstanding resulting from the repayment of notes payable in 2022.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the nine months ended September 30, 2023 of $3.3 million, and as of September 30, 2023, we had a cash balance of $189 thousand and an accumulated deficit of $123.4 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

We plan to use our cash within the twelve months from September 30, 2023 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of September 30, 2023 and December 31, 2022

Working Capital Deficit (in thousands)

	September 30, 2023	December 31, 2022
Current assets	$1,976	$5,928
Current liabilities	(12,789)	(13,913)
Working capital (deficiency)	$(10,813)	$(7,985)

Working capital deficit as of September 30, 2023 was approximately $10.8 million, compared to the working capital deficit of $8.0 million as of December 31, 2022. As of September 30, 2023, current assets were approximately $2.0 million, comprised primarily of (i) cash of approximately $189 thousand, (ii) accounts receivable, net of $145 thousand, (iii) inventory, net of $220 thousand, (iv) prepaid expenses and other assets of $129 thousand and (v) current notes receivable of $1.3 million. As of December 31, 2022, current assets were approximately $5.9 million, comprised primarily of (i) cash of approximately $2.9 million, (ii) accounts receivable, net of $232 thousand, (iii) inventory, net of $145 thousand, (iv) prepaid expenses and other assets of $441 thousand and (v) current notes receivable of $2.0 million.

As of September 30, 2023, current liabilities were approximately $12.8 million, comprised primarily of (i) approximately $8.4 million in loans, convertible notes payable and fair value of convertible promissory notes (ii) $1.6 million in accounts payable; (iii) $1.7 million in accrued expenses, (iv) $78 thousand of operating lease payables, (v) contingent stock consideration of $570 thousand, and (vi) deferred revenue of approximately $453 thousand. Comparatively, as of December 31, 2022, current liabilities were approximately $13.9 million, comprised primarily of (i) approximately $9.9 million in loans, convertible notes payable and fair value of convertible promissory notes, (ii) $1.1 million in accounts payable; (iii) $495 thousand in deferred revenue, (iv) approximately $1.5 million in accrued expenses, (v) $124 thousand of operating lease payables, and (vi) contingent stock consideration of $860 thousand.

Net Cash (in thousands)

	For the Nine months Ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(3,319)	$(8,487)
Net cash provided by (used in) investing activities	699	13,891
Net cash provided by (used in) financing activities	(134)	(977)
Net increase (decrease) in cash	$(2,754)	$4,427

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.3 million during the nine months ended September 30, 2023. This was primarily due to the net loss from continuing operations of $3.4 million adjusted for the non-cash gain related to the decrease in fair value of convertible promissory notes of approximately $1.3 million, offset in part by the non-cash charges related to the fair value of vested stock options and restricted stock of $514 thousand and an increase in accounts payable of $506 thousand.

Comparatively, net cash used in operating activities was approximately $8.5 million during the nine months ended September 30, 2022. This was primarily due to the net loss from continuing operations of approximately $11.4 million and the loss from disposal group of approximately $7.0 million, which included the change in fair value of contingent stock consideration of $513 thousand and the decrease in accrued expenses of $2.0 million, offset in part by non-cash charges for (i) the impairment of goodwill for $4.6 million, (ii) $1.4 million for depreciation and amortization, and (iii) fair value of vested stock options and restricted stock of $1.4 million.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of $699 thousand during the nine months ended September 30, 2023 was due to the repayment on the note from TF Tech ($750 thousand) offset in part by the purchase of intangible assets ($51 thousand). Comparatively, net cash of $13.9 million provided by investing activities during the nine months ended September 30, 2022 was due primarily to the receipt of sale proceeds from the Asset Sale.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $134 thousand during the nine months ended September 30, 2023 was due to the repayment of loans payable of $134 thousand. Correspondingly, net cash used by financing activities of approximately $1.0 million during the nine months ended September 30, 2022 was primarily due to (i) repayment of various notes payable and loans payable in the aggregate amount of $5.6 million offset in part by proceeds from notes payable – disposal group in the amount of $3.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act are designed to ensure that: (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in “SEC” rules and forms; and (2) such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2023, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2023. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

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

Additionally, management has engaged a professional services firm with expertise in internal controls. In order to remediate the material weaknesses described above, management has initiated compensating controls in the near term and is enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions. After several meetings between the consultants and key accounting personnel the following actions were completed:

•	adoption of COSO;

•	Sarbanes-Oxley Act of 2002 (“SOX”) risk assessment memo;

•	entity level COSO mapping; and

•	SOX control narratives for financial reporting as well as other processes.

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended September 30, 2023. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 19 – Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2022 Annual Report on Form 10-K (the “2022 Annual Report”).

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report and the factors discussed under Part I, Item 1A. “Risk Factors” in our 2022 Annual Report. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

As previously disclosed, we were notified by the OTC Markets Group Inc. (the “OTC Markets Group”) on May 16, 2023 that our common stock, par value $0.001 per share, would be moved from the OTC Market Group’s OTCQB market (the “OTCQB”) to the OTC Pink Market, effective May 17, 2023, because we had not timely filed our 2022 Annual Report, failing to comply with our ongoing disclosure obligations outlined in Section 2.2(2) of the OTCQB Standards. The Company has since regained compliance with the requirements of the OTCQB Standards and fulfilled all of the OTC Markets Group’s requirements for the re-listing of its common stock on the OTCQB. On September 14, 2023, the OTC Markets Group notified the Company that its common stock would be moved from the OTC Pink Market to the OTCQB, effective September 15, 2023. On September 15, 2023, the Company’s common stock was listed on the OTCQB, with an opening price of $0.11 per share.

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: November 14, 2023	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: November 14, 2023	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

