Form 10-K
period 2023-12-31
Avenir Wellness Solutions, Inc.
filed 2024-05-17
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number333-204857

AVENIR WELLNESS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-1504639
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, CA 91411

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (424) 273-8675

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:	Trading symbol(s)	Name of market on which traded
Common stock, par value $0.001	AVRW	OTCQB Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its shares held by non-affiliates was approximately $5.7 million, as computed by reference to the closing price of such common stock on the OTC Pink Market on such date.

There were 77,993,348 shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVENIR WELLNESS SOLUTIONS, INC.

2023 FORM 10-K ANNUAL REPORT

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or variations thereof, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•

our ability to obtain additional and substantial funding on an immediate basis, whether pursuant to a capital raising transaction arising from the sale of our securities, a strategic transaction or otherwise;

•	our ability to maintain compliance with the terms and conditions of our existing financing arrangements;

•	the ability of our Company to develop and commercialize products that can compete favorably with those of our competitors;

•	our ability to obtain suitable facilities in which to conduct our planned business operations on acceptable terms and on a timely basis;

•	our ability to satisfy our disclosure obligations under the Exchange Act, and to maintain the registration of our common stock thereunder;

•	our ability to attract and retain qualified officers, employees and consultants as necessary; and

•	costs associated with any product liability claims, patent prosecution, patent infringement lawsuits and other lawsuits.

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

PART I

ITEM 1. BUSINESS

Overview

Avenir Wellness Solutions, Inc. (“Avenir”), including its wholly-owned subsidiary, The Sera Labs, Inc. (“Sera Labs”), is a broad platform technology company focusing on the development of nutraceutical formulation and delivery technologies in novel dosage forms to improve efficacy and enhance wellness. Our mission is to improve lives by redefining how active ingredients are delivered and experienced by consumers. Our primary business model is to develop health, wellness and beauty products using our proprietary formulations and technology as well as incubate new technologies for commercial exploitation through product development of new products to be sold under existing or new proprietary brands through Sera Labs and the licensing and/or sale of the rights to such technologies to third parties for their use.  Development may include the conduction of clinical trials for substantiation of efficacy of our products.

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

The Sera Labs, Inc.

Our wholly-owned subsidiary The Sera Labs, Inc. was acquired by the Company in October 2020 to expand the reach of the novel active ingredient formulation and delivery technologies it developed into the wellness and beauty space.

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

Sera Labs is a trusted leader in the health, wellness, and beauty sectors with innovative products with cutting-edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary formulations. More than 25 products are sold under the brand names Seratopical™, Seratopical Revolution™ SeraLabs™, and Nutri-Strips™. Sera Labs sells its products at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth market categories of beauty and health & wellness, Sera Labs products are sold in major national drug, grocery chains, convenience stores and mass retailers. We also sell products under private label to major retailers and multi-level marketers, as well as DTC, via online website orders, including opt-in subscriptions.

In December 2020, Nicole Kidman became the Global Brand Ambassador and Strategic Partner for Seratopical Skincare. In addition to being the face of the brand, Nicole Kidman plays an integral role in the strategic direction of product development and messaging. This partnership, which runs through July 15, 2024, allows for women of all skin tones and types to look and feel their best by using Sera Labs’ industry best ingredients.

Product Technology

As an active ingredient delivery company, we seek to grow our technological capabilities through internal innovation and acquisitions. The use of unique delivery platforms, such as oral thin film (“OTF”) used in our Nutri-Strip product line, helps distinguish our products from those of our competitors.

Safety and Efficacy

•	Potential for rapid onset of action, which can be especially useful for insomnia or drowsiness.

•	Potential to extend active ingredient’s half-life and consequently extend dosage intervals.

•	Transmucosal delivery can improve active ingredient’s safety profile of therapy such as reduced gastric irritation.

•	Transmucosal delivery can improve active ingredient’s efficacy in consumers with gastrointestinal absorption issues.

•	Accuracy in the administered dose can be better assured for each film.

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

•	Upon administration, there is a relatively low risk of the consumer choking.

•	Configured with physical dimensions such that it is relatively easy and convenient to store and carry.

•	Consumers can conveniently carry multiple dissolvable films in a pocket or wallet. A single dose of our strips can be carried individually without requiring a secondary container.

•	OTFs are flexible with a pleasant mouth feel unlike oral dissolvable tablets which can be brittle.

Manufacturing and Logistics

•

The pouches containing the OTF strips offer larger printable surface areas which traditional nutraceutical product formats do not. This allows us to adapt to rapidly evolving labeling and regulatory requirements for information and anti-counterfeiting, such as product serialization.

•	The manufacturing process has a low carbon footprint, with lower use of water for component preparation and sterilization as compared with other dosage forms.

•	Even though not necessarily sterile, each dose unit is packed individually avoiding contact with other units.

•	Tensile strength and plasticity of OTF allow for handling single, individual dose units without damage to the dosage form.

•	Enables anti-counterfeit management and dose management.

•	Can be easily and conveniently handled, stored, and transported at room temperature.

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

The specific advantages below are present with multiple film products and platform technologies.  Additional advantages include, but are not limited to the following:

•	loading of multiple active ingredients on one dose unit;

•	ability to accommodate high active ingredient load per dose unit (e.g., > 200 mg);

•	Quickly dissolving/disintegrating (e.g., < 2 minutes);

•	potential for low moisture level (e.g., < 10 wt.% water);

•	Ability to achieve desired performance characteristics while maintaining pleasant feeling in the mouth (e.g., soft, plush feeling with pliable film);

•	ability to achieve desired performance characteristics while formulating active ingredients susceptible to degradation from low pH environments, light, heat, moisture, and oxygen; and

•	multiple and unique ways to mask the sometimes bitter, metallic or salty taste of an active ingredient.

Competition

We face competition from wellness and nutraceutical companies like True Botanicals, as well as companies developing advanced active ingredient delivery platforms such as Lonza, Aquestive Therapeutics, BioDelivery and LTS Lohmann, which have substantially greater financial, technical and human resources than we have. Our success will be based in part on our ability to develop products that address unmet wellness needs and create value to consumers at competitive price points. In addition, continuing to build our intellectual property portfolio and designing innovative approaches that surpass our competitors’ products will be critical to success.

Data Security Laws and Regulations

Our business is subject to federal, state, local and foreign regulations. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

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

Human Capital Resources

As of May 16, 2024, we had 11 total employees of which all are full-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and personnel. Talent management is critical to our ability to execute our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture, which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards, and strive to recruit a diverse talent pool across all levels of the organization.

Company Information

Our principal executive offices are located at 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, California 91411 and our telephone number is (424) 273-8675. Our website is www.avenirwellness.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase our common stock.

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

The report of our independent registered public accounting firm on our audited financial statements as of and for the two years in the period ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our products that could result in delays or shortfalls in the production of our products. In addition, our suppliers’ production processes may have to change to accommodate any significant future demand for our products, which may increase our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

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

An outbreak of contagious diseases, and other adverse public health developments, such as the previous COVID-19 pandemic could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors, including the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers, any of which could have an adverse impact on our business and our financial results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

Our ability to compete depends on our ability to attract and retain talented employees.

Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, development, sales and marketing, managerial and administrative personnel. Competition for highly skilled individuals is extremely intense and we face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete to hire experienced employees have greater resources than we have. If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer and our business, financial condition and results of operations could be adversely affected.

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

New technologies could emerge that might offer better combinations of price and performance than our current products.

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

We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize products that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The wellness and nutraceutical industries are highly competitive. There are many companies that are actively engaged in the research and development of products that may be similar to our product candidates.

We compete with other companies within the wellness and beauty industries, which may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Some of these drug delivery competitors include Aquestive Therapeutics Inc., Tesa-Labtec GmbH, BioDelivery Sciences International, Inc., LTS Lohmann Therapy Systems Corp and IntelGenx. New entrants such as Zim Laboratories in India and CMG Pharmaceuticals in Korea are also pursuing OTF products.

Compared to us, many of our competitors may have significantly greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. As a result of these factors, our competitors may have an advantage in marketing their products and may get their products to market before we are able to, which may limit our ability to develop or commercialize our products. Our competitors may also develop products that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in marketing their products. These advantages could materially impact our ability to develop and commercialize our products.

Even if we successfully develop our new products, and commence the marketing of them, other products may be preferred, and we may not be successful in commercializing our products or in bringing them to market.

Additional mergers and acquisitions in the wellness and beauty industries may result in even more resources being concentrated in our competitors. As a result, these companies may achieve greater scale more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product that we may develop, or achieve earlier product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our products against those of our competitors.

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

Even if a potential product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be fully known until after it is launched. If our products are launched but fail to achieve an adequate level of acceptance by consumers, we will not be able to generate sufficient revenue to become or remain profitable.

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

As of December 31, 2023, our cash and cash equivalents were approximately $49 thousand, our working capital deficit was approximately $10.5 million, and our accumulated deficit was approximately $123.4 million. Upon the completion of future financing, we expect that our existing cash and cash equivalents will be sufficient to fund operations. Even if future financing is completed, we expect that we may require substantial additional capital to commercialize our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

We are an active ingredient and development company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully increase sales of our products.

Since our inception, we have been operating as a wellness and beauty company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses, and anticipate that we will continue to incur significant losses for the foreseeable future. We have historically incurred substantial net losses, including net losses of approximately $10.6 million in 2018, approximately $21.4 million in 2019, approximately $30.6 million in 2020, approximately $13.2 million in 2021, approximately $25.5 million in 2022 and approximately $3.4 million in 2023. As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $123.4 million and approximately $120.0 million, respectively.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and the sale of certain non-core assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, regulatory trials, sales and marketing, and manufacturing operations, to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities, including product development activities, sales and marketing, and other operations, to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

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

We may become involved in disputes relating to our intellectual property rights and may need to resort to litigation to defend and enforce our intellectual property rights.

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

Our product development and commercialization activities may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties of which we may be unaware because the relevant patent applications may have been filed, but not yet published. Certain of our competitors and other companies have substantial patent portfolios and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products.

Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our share price to decline. An adverse determination, or any actions we take or agreements we enter into to resolve or avoid disputes, may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties. Licenses may not be available from third parties or may not be obtainable on satisfactory terms. An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our products and offering our services. These outcomes could materially harm our business, financial condition and results of operations.

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

Global economic conditions may negatively impact the Company’s financial condition and results of operations.

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

Although our common stock is registered under the Exchange Act, and our stock is traded over-the-counter on the OTCQB Market, an active trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTCQB Market is an over-the-counter market that provides significantly less liquidity than national securities exchanges. Quotes for stocks included on the OTCQB Market are not listed in the financial sections of newspapers as are those listed on national securities exchanges. Therefore, prices for securities traded solely on the OTCQB Market may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

Our common stock is traded over-the-counter on the OTCQB Market. Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a national stock exchange. Accordingly, there may be a limited market for our stock, and trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid for such shares or at all.

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

Further, some discount and major brokerage firms have implemented rules regarding the deposit of penny stock shares into new or existing accounts where such stocks do not meet minimum price and volume requirements. Such rules may make it difficult or even prevent stockholders from timely selling their shares through such brokerage firms unless the shares meet such minimum requirements.

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

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and involve a material increase in regulatory, legal and accounting expenses and the attention of management. These costs require us to divert a significant amount of monies that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions, and other regulatory action, and potentially civil litigation.

There can also be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

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

As described elsewhere in this Annual Report, we identified several material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Cybersecurity risks and cyber incidents, as well as other significant disruptions of our information technology networks and related systems and resources, could adversely affect our business, disrupt operations and expose us to liabilities to employees, customers, governmental regulators, and other third parties.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we permit certain employees to perform some or all of their business activities remotely, we collect and store certain personal identifying and/or confidential information relating to our employees, customers, vendors and suppliers, and we maintain operational and financial information related to our business. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions, which exposes us to supply-chain attacks or other business disruptions.

We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack.

We have implemented certain systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management. Additionally, we rely on third-parties for virtually all of our operating infrastructure, who may themselves have standards of materiality of cybersecurity risks that differ from the materiality standards of the Company itself.

Our ability to conduct our business may be impaired if our or our services providers’ information technology networks, systems or resources, including our and their websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of our or their information technology resources by:

•	a third party,

•	natural disaster,

•	a failure of hardware or software due to a design or programmatic flaw,

•	a failure of hardware or software security controls,

•	telecommunications system failure,

•	service provider error or failure,

•	fraudulent transactions,

•	intentional or unintentional personnel actions,

•	lost connectivity to our networked resources, or

•	a failure of disaster recovery system.

A significant and extended disruption could damage our business or reputation and cause, amongst other things, loss of revenues or customer relationships, unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. Our disaster recovery procedures and contingency planning rely heavily on third-party providers and may prove insufficient to fully protect our operations and business interests.

The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm and/or could have a material and adverse effect on our business, financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.  Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third-party service providers in the near term to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described in “Risk Management and Strategy” above.

Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the audit committee of our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit committee provides regular updates to the board of directors on such reports.

ITEM 2. PROPERTIES

We do not own any real property. Our principal executive offices are located at 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, California 91411. The offices consist of 2,902 square feet leased pursuant to a 2-year lease expiring April 30, 2026. Rent expense for the office was approximately $123 thousand for the year ended December 31, 2023 and $122 thousand for the year ended December 31, 2022.

We believe that our facilities are generally in good condition and suitable for conducting our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB Market under the symbol “AVRW.” Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.

The table below sets forth the high and low closing prices of our common stock during the years indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2023		December 31, 2022
	High	Low	High	Low
First Quarter	$0.34	$0.11	$0.51	$0.21
Second Quarter	$0.16	$0.08	$0.40	$0.22
Third Quarter	$0.25	$0.03	$0.39	$0.22
Fourth Quarter	$0.11	$0.04	$0.25	$0.13

Holders of Record

As of May 16, 2024, there were approximately 140 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during fiscal year 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by the Company or affiliates during fiscal year 2023.

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,204,139	$1.19	1,291,326
Equity compensation plans not approved by security holders	-	$-	-
Total	3,204,139	$1.19	1,291,326

_____________

(1)	Consists of the 2017 Equity Incentive Plan. For a short description of those plans, see Note 17 to our 2023 Consolidated Financial Statements included in this Annual Report.

Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2023 and related notes included in Part II, Item 8 of this Annual Report.

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

Further, on November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing (the “Majority Stockholder”), on the one hand, and Avenir Wellness Solutions of California, Inc. (f/k/a CURE Pharmaceutical Corp.) (“Avenir CA"), all of the shareholders of Avenir CA’s issued and outstanding share capital (the “Avenir CA Shareholders”) and the holders of certain convertible promissory notes of Avenir CA (“Avenir CA Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.”

As a result of the Share Exchange, Avenir CA became a wholly-owned subsidiary of the Company, and the Avenir CA Shareholders and Avenir CA Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock. For accounting purposes, Avenir CA was the surviving entity. As a result of the recapitalization and change in control, Avenir CA was deemed to be the accounting acquirer in accordance with ASC 805, Business Combinations.

On May 14, 2019, the Company, and Merger Sub, a Delaware corporation and wholly-owned subsidiary of the Company, completed the transactions contemplated in the Merger Agreement with CHI, a Delaware corporation. As agreed in the Merger Agreement and pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock, par value $0.001 per share in exchange for all of the issued and outstanding shares of CHI. The assets and operations of CHI were combined with and into Avenir CA as of the completion of the Merger.

On October 2, 2020, the Company completed its acquisition of Sera Labs, a Delaware corporation pursuant to the Sera Labs Merger Agreement, by and among the Company, Sera Labs Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, Sera Labs and Ms. Nancy Duitch, in her capacity as the security holders’ representative regarding the Sera Labs Merger.

On July 22, 2022, we completed the sale of certain assets comprising our pharmaceutical segment pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks and related inventory and machinery and equipment. We retained 15 other patents not included in the Asset Sale, which we expect to monetize through product development, licensing arrangements and/or the sale of such patents. In connection with the Asset Sale, the Buyer assumed the lease of our Oxnard, California facility where our prior corporate office and pharmaceutical business were located and hired the related employees based at the facility. This pharmaceutical business ceased operations on July 22, 2022 upon the closing of the Asset Sale thus making Sera Labs our primary operating business.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Rapid and significant changes in commodity prices may negatively affect our profit margins if we are unable to mitigate any inflationary increases through various customer pricing actions and cost reduction initiatives. During 2023, we did not experience unusual increases in prices charged by our manufacturers or in shipping rates. If we do experience such price increases, we may be able to increase the prices of our affected products in 2024. Increasing the price of our products may impact the demand of our products which may adversely affect our business, financial condition, and results of operations.

Supply Chain

The supply chain for the procurement of our products, including raw materials and packaging and other components and shipping, has been adversely impacted by recent world and local events causing delays in the production and receipt of our products. Such delays have been minimized through expansive sourcing of materials and production capacity so our business has not been significantly impacted financially. If our supply chain is more significantly constrained, longer delays could reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue

Revenue for the year ended December 31, 2023 was $4.3 million as compared to $4.9 million for the year ended December 31, 2022. The decrease in revenue was mainly due to: (i) financial constraints which limited our overall ability to market and promote Sera Labs products resulting in a decrease in unit sales in our DTC channel of distribution when compared to the previous year and (ii) the discontinuation of the sale of the Keto product line ($1.6 million) marketed through the related party ALT. However, this decrease was offset in part by increases in unit sales of our Seratopical Revolution products with the launch of a new product, DNA Complex ($604 thousand), an increase in unit sales of product bundles which also included DNA Complex ($428 thousand), the increase in unit sales of our Seratopical Revolution beauty products in our wholesale channel of distribution with the addition of a new customer in the online subscription box category ($311 thousand), and  of our Seratopical Revolution beauty products and Nutri-Strips wellness products to the largest e-commerce company ($212 thousand) in the United States.

Cost of Goods Sold

Cost of goods sold was $1.2 million, or 28.5% of revenue, for the year ended December 31, 2023 compared to $1.6 million, or 31.8% of revenue, for the year ended December 31, 2022. The decrease of $319 thousand was primarily due to the decrease in the reserve for slow selling merchandise from 2022 to 2023 of $307 thousand.  The higher inventory reserve in 2022 was due to the excessive quantities, aging and short shelf-life of inventory of our various product lines including Seratopical beauty ($262 thousand), Seratopical Revolution beauty ($27 thousand) and Nutri-Strip wellness ($23 thousand) products which experienced lower sales during the period in which funds were limited for advertising and promotion. Product expiration dates and sales history of the inventory on hand were among the factors considered in the determination of the inventory reserves.

Selling, General and Administrative Expenses

Our operating expenses are summarized as follows for the years ended December 31 (in thousands):

	2023	2022

Marketing and advertising	$2,811	$2,232
Salaries and wages	1,940	1,446
Selling, general and administrative	2,598	3,413
Depreciation and amortization	54	1,552
Professional and investor relations	1,102	1,455
Stock-based compensation	615	1,627
Total operating expenses	$9,120	$11,725

Marketing and Advertising

Marketing and advertising expenses increased by $579 thousand for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was due in part to the execution of new marketing plans, the launch of a new product and the use of more digital and social media initiatives.

Salaries and Wages

Salaries and wages expense increased by $494 thousand during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to the increase in the number of employees during the year ended December 31, 2023 compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $815 thousand for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The main factors for the decrease in SG&A expenses for the year ended December 31, 2023 are (i) $96 thousand less insurance expense due to less office space and less employees (ii) less consulting expenses ($196 thousand), and (iii) decrease in various other expenses due to reduction in company size as a result of the Asset Sale.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.5 million, of which $711 thousand was due to the write-off the customer relationships as of June 30, 2022, $173 thousand was due to the non-compete agreements being fully amortized as of September 30, 2022 and $653 thousand was due to the write off of tradenames as of December 31, 2022.

Professional and Investor Relations

Professional and investor relations expenses decreased by $353 thousand for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to higher legal fees in 2022 incurred in connection with the Asset Sale and certain litigation.

Stock-based Compensation

Stock-based compensation expense decreased by approximately $1.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was mainly due to: (i) restricted stock issued in 2022 in connection with the Asset Sale and for other service providers totaling $971 thousand and no restricted stock issued in 2023, and (ii) the overall decline in the issuance of stock-based compensation resulting from the forfeiture of stock options related to employees terminated in connection with the Asset Sale.

Impairment of Intangibles

There were no impairment losses for the year ended December 31, 2023 compared to impairment losses for the year ended December 31, 2022 of $10.5 million. Our management determined that the customer relationships have no future value and were written down by $4.6 million to $0 as of June 30, 2022, and that goodwill and trade name have no future value and were written down by $4.7 million and $1.1 million, respectively, both to $0 as of December 31, 2022. In connection with the Company’s acquisition of Sera Labs in October 2020, the Company engaged a third-party valuation firm to assist in the valuation of the acquired assets and liabilities and the allocation of the purchase price as required by ASC 805 – Business Combinations. Pursuant to the valuation, the Company recorded values for goodwill and other intangible assets. The business of Sera Labs with its wellness and beauty products makes up the Company’s Sera Labs segment which currently comprises the Company’s continuing operations. Subsequent to the acquisition of Sera Labs, its forecasts have since not been met and its sales and cash flows have declined resulting in significant negative impacts in the roll forward of financial assumptions used in management’s impairment analysis of these assets and there has been a significant non-temporary decline in the Company’s overall market value which in total necessitated the recording of the charges to income for the resulting impairment pursuant to the Company’s assessments under ASC 350 and ASC 360.

Change in Fair Value Contingent Stock Consideration

The gain from the change in fair value of contingent stock consideration was $505 thousand for the year ended December 31, 2023 as compared to $570 thousand for the year ended December 31, 2022. The decrease was due the decrease in the stock price of the Company’s common stock and the finalization of the Sera Labs earnout with the issuance of the contingent shares per the agreement made with the Sera Labs acquisition as of December 31, 2023.

Other Income (Expense)

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Interest income	$52	$51
Settlement income	-	73
Gain on extinguishment of debt	1,136	90
Loss on sale of property, plant and equipment	-	(17)
Change in fair value of convertible promissory notes	1,081	85
Reserve on investment	(147)	(71)
Other Income	-	26
Interest expense	(57)	(465)
Total other income (expense)	$2,065	$(228)

Other income for the year ended December 31, 2023 increased approximately $2.3 million, as compared to the year ended December 31, 2022. The increase is primarily due to $1.1 million gain on the extinguishment of debt, $1.1 million on the change in the fair value of convertible notes, offset by the recording of the reserve on the investment in ReLeaf Europe B.V. in the amount of $147 thousand on December 31, 2023 versus $71 thousand during the year ended December 31, 2022.

Liquidity & Capital Resources

As of December 31, 2023, we had $49 thousand in cash, restricted cash and cash equivalents. We have generated only limited revenues and have relied primarily upon capital generated from securities offerings and the Asset Sale. As of December 31, 2023, we had an accumulated deficit of $123.4 million.

To date, our principal sources of liquidity consisted of net proceeds from securities offerings and cash exercises of outstanding warrants and the sale of certain assets. During the year ended December 31, 2023, no proceeds were received from exercises of warrants and $1.0 million in total consideration was received in connection with the Asset Sale.

In 2022, the Company engaged ALT to provide a range of auxiliary services to Sera Labs designed to support the direct-to-consumer (DTC) sales channel, enhancing the efficiency and effectiveness of our product distribution. In connection with the provision of these services, ALT’s bank account was used by the Company.  The Distribution Services Agreement with ALT does not contain any specific terms granting access or otherwise authorizing the Company’s employees to use the ALT bank account. Rather, the authorization was granted extemporaneously by the chief executive office of the Company who is the beneficial owner of ALT to help facilitate the administration of the agreement. The Company did not have funding needs nor was there a lack of funding. Funding needs was not the business purpose of entering into the agreement with ALT nor did it provide additional liquidity to the Company. The ALT structure afforded Sera Labs logistical flexibility in payment processing to pay its vendors in a timelier manner as required by such vendors (i.e., weekly as is the industry standard for the direct-to-consumer sales channel) than the corporate department could.

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

Working Capital Deficit

(in thousands)	December 31, 2023	December 31, 2022
Current assets	$1,956	$5,928
Current liabilities	(12,493)	(13,913)
Working capital (deficiency)	$(10,537)	$(7,985)

Working capital deficit as of December 31, 2023 was approximately $10.5 million, as compared to a working capital deficit of approximately $8.0 million as of December 31, 2022. As of December 31, 2023, current assets were approximately $2.0 million, comprised primarily of (i) cash of approximately $49 thousand, (ii) notes receivable of $1.0 million, (iii) accounts receivable, net of $443 thousand, (iv) inventory, net of $199 thousand, (v) prepaid expenses and other assets of $286 thousand and (vi) due from related party of $4 thousand. As of December 31, 2022, current assets were approximately $5.9 million, comprised primarily of (i) cash of approximately $2.9 million, (ii) notes receivable of $2.0 million, (iii) accounts receivable, net of $232 thousand, (iv) inventory, net of $145 thousand, (v) prepaid expenses and other assets of $441 thousand and (vi) due from related party of $167 thousand.

As of December 31, 2023, current liabilities were approximately $12.5 million, comprised primarily of (i) approximately $8.2 million in loans, notes and convertible notes payable, (ii) approximately $2.5 million in accounts payable; (iii) $416 thousand in deferred revenue, (iv) approximately $1.3 million in accrued expenses, payroll liabilities and sales tax payable, and (v) $45 thousand of operating lease payables. Comparatively, as of December 31, 2022, current liabilities were approximately $13.9 million, comprised primarily of (i) approximately $9.9 million in loans, notes and convertible notes payable, (ii) approximately $1.1 million in accounts payable; (iii) $495 thousand in deferred revenue, (iv) approximately $1.5 million in accrued expenses, payroll liabilities and sales tax payable, (v) contingent stock consideration of $860 thousand and (vi) $124 thousand of operating lease payables.

Cash Flows and Liquidity

	Year Ended
	December 31, 2023	December 31, 2022
(in thousands)
Net cash used in operating activities	$($3,843)	$(10,073)
Net cash provided by (used in) investing activities	971	13,837
Net cash (used in) provided by financing activities	(22)	(837)
Increase (decrease) in cash	$(2,894)	$2,927

Net cash used in Operating Activities

Net cash used in operating activities was approximately $3.8 million for the year ended December 31, 2023. This was primarily due to the reported net loss of approximately $3.4 million, and from non-cash income items including (i) a change in the fair value of convertible notes of approximately $1.1 million, (ii) gain in extinguishment of debt of $1.1 million, and (iii) the change in fair value of contingent share consideration of  $505 thousand, reduced by (i) an increase in accounts payable of $1.4 million, and (ii) the non-cash stock-based compensation related to vested stock options and restricted stock of $572 thousand.

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

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of approximately $971 thousand during the year ended December 31, 2023 was due primarily from the $1.0 million collection of the note receivable due in connection with the Asset Sale.

Net cash provided by investing activities of approximately $13.8 million during the year ended December 31, 2022 was due primarily from the net proceeds of $13.9 million received in connection with the Asset Sale.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $22 thousand during the year ended December 31, 2023 was due to the repayment of loans payable.

Net cash used in financing activities of $837 thousand during the year ended December 31, 2022 was primarily related to the repayment of notes payable in the aggregate amount of $8.8 million offset in part by the receipt of proceeds from the issuance of notes payable in the aggregate amount of $8.0 million.

We may need to raise additional operating capital in the calendar year 2024 to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, we had an accumulated deficit of approximately $123.4 million and a working capital deficit of approximately $10.5 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

For the year ended December 31, 2023, the auditors’ opinion contained a going concern paragraph, which stated that the Company had an accumulated deficit, working capital deficit and net loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.

Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we establish a sufficient revenue stream to consistently generate operating profits. We are continually analyzing our current costs and are attempting to make additional cost reductions where possible. We expect that we will continue to generate losses from operations throughout 2024.

Historically, we have had operating losses and negative cash flows from operations which cast significant doubt upon our ability to continue as a going concern. As such, we needed to raise capital to fund our operations. This need may be adversely impacted by uncertain market conditions and changes in the regulatory environment. We have previously funded our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. There can be no assurance that funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2023 and for the 12 months thereafter (in thousands):

	As of December 31, 2023	As of December 31, 2022

Operating Lease Obligations	$46	$184
Total Contractual Obligations	$46	$184

We intend to fund our contractual obligations with working capital.

Impact of Inflation

The impact of inflation upon our revenue and loss from operations during the years ended December 31, 2023 and 2022 has not been material to our financial position or results of operations for those years.

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

The fair value of all contingent consideration after the Sera Labs Merger Date is reassessed by us as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in our consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that we record in our consolidated financial statements. On December 31, 2023, the Company issued 4,790,419 shares of common stock in accordance with the terms outlined in the Sera Labs Merger Agreement and has no other contingent consideration liabilities as of that date.

 Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. Goodwill is not amortized but is tested for impairment at least annually, or if circumstances indicate its value may no longer be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting our business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. As of July 2022, with the divestiture of the pharmaceutical segment, we have operated in one segment, The Sera Labs, which is considered to be the one reporting unit and, therefore, any goodwill is tested for impairment at that segment/reporting unit level.

Accounting for Warrants

We determine the accounting classification of warrants we issue, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, then in accordance with ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, to conclude equity classification, we also assess whether the warrants are indexed to our common stock and whether the warrants are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. We do not have any liability classified warrants as of any period presented. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report.

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

Stock-based Compensation

We recognize compensation expense related to share-based payments in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based payment awards made to directors and employees based on estimated fair values. We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value over the requisite service period on a straight-line basis. For stock-based awards that vest only upon the attainment of one or more performance goals, compensation cost is recognized if and when we determine that it is probable that the performance condition or conditions will be, or have been, achieved. We utilize the Black-Scholes option pricing model for determining the fair value of stock options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For the years ended December 31, 2023 and 2022, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of stock of peer companies, for a period equal to the expected term of the options. The expected term of options granted is based on our own experience and, in part, based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. Although the fair value of employee stock options is determined in accordance with FASB guidance, the key inputs and assumptions may change as we develop our own company estimates, experience and key inputs including our expected term, and stock price volatility based on the trading history of our stock in the public market. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the stock-based compensation that we record in our consolidated financial statements.

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

On January 1, 2019, the adoption date of ASC 842, and based on the available practical expedients under the standard, we did not reassess any expired or existing contracts, reassess the lease classification for any expired or existing leases and reassess initial direct costs for existing leases. We also elected not to capitalize leases that have terms of twelve months or less.

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

The guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of the financial statement periods presented herein. We account for uncertain tax positions by assessing all material positions taken in any assessment or challenge by relevant taxing authorities. We are currently unaware of any tax issues under review. See Note 20 to our consolidated financial statements included elsewhere in this Annual Report.

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

We establish an allowance for doubtful accounts based on the evaluation of the collectability of accounts receivables after considering a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customer’s operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses and uncollectible accounts, if any, based upon historical experience and any specific customer collection issues that have been identified. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts. As of December 31, 2023, we have no recorded allowance for doubtful accounts on accounts receivables.

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

The ineffectiveness of our internal control over financial reporting was due to i) the inadequate segregation of duties consistent with control objectives, which is indicative of many small companies with small number of staff and ii) the improper disclosure in 2022 of a related party transaction wherein the bank account of an inactive company of which an executive and board member of the Company is the beneficial owner was used to collect sales and pay the vendors to which the sales related, and  iii) an error in the calculation of earnings per share (EPS) that affected the financial statements included in the second and third quarterly reports on Form 10-Q in 2021, the annual report on Form 10-K for 2021 (the “2021 Annual Report”), and the quarterly report on Form 10-Q for the first quarter of 2022.

Impact on Internal Control over Financial Reporting (ICFR) and Disclosure Controls and Procedures (DCP):

1.

ICFR Considerations: The existence of commingled funds within ALT's account, overseen by Company employees, introduced complexities in maintaining a clear and auditable trail of transactions. This situation was compounded by the inadequate segregation of duties—a result of our Company's size and staffing constraints. Recognizing these challenges, we now understand this arrangement posed risks to the effectiveness of our ICFR, as it may have increased the likelihood of inaccuracies in financial reporting.

2.

DCP Considerations (ALT): The failure to fully disclose the nature and extent of transactions involving the ALT account, including the commingling of funds, was an oversight that impacted the effectiveness of our DCP. Specifically, this omission hindered our ability to ensure that all relevant and material information concerning our financial position and operational practices was accurately reported in our financial statements and disclosures.

3.

DCP Considerations (EPS): The per-share information (EPS) presented in the bottom of the financial statements was misstated in the second and third quarterly reports on Form 10-Q in 2021, the 2021 Annual Report on Form10-K and the first quarter of 2022. EPS is a key indicator used by investors in making informed decisions by providing an additional view of the company’s profitability relative to the number of shares outstanding, meaning an investor could be misled due to the error in EPS. However, the Company had a significant loss in 2021 and in prior years, and the error did not impact the primary financial statements.

This conclusion is based on our evaluation using the framework outlined in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), encompassing key components such as the control environment, risk assessment, control activities, information and communication, and monitoring.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Material Weakness in Internal Control over Financial Reporting

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2023, the end of the period covered by this Annual Report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, the Company’s internal control over financial report is not effective as a result of the identified material weakness described herein.

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

The ineffectiveness of our internal control over financial reporting was due to the following material weakness:

i)	the inadequate segregation of duties consistent with control objectives, which is indicative of many small companies with small number of staff,

ii)	and error in a spreadsheet in the calculation of earnings per share which occurred in 2021 and in the first quarter of 2022 and

iii)

the improper disclosure of a related party transaction wherein the bank account of an inactive company in which an executive and board member of the Company is a beneficial owner was used to collect sales and pay the vendors to which the sales related. The transaction was not disclosed in the Form 10-Q for the periods ending June 30, 2022 and September 30, 2022.

Management’s Plan to Remediate the Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the separation of duties as a material weakness during its assessment of internal controls over financial reporting as of December 31, 2023. Management also identified that the contractual arrangement with ALT involved the commingling of the Company’s funds with those of ALT, wherein ALT's fees for services provided were held within the same ALT bank account as the revenue from the sale of the Sera Labs products. This commingling resulted from the operational practices under our distribution services agreement with ALT, whereby ALT was responsible for collecting sales proceeds, deducting its service fee of 5% of the net proceeds, as defined, and remitting the balance to the Company. This practice was initially not identified as a commingling of funds due to the clear contractual obligations and records maintained that delineated ALT's fees from the net proceeds due to the Company. However, upon a more thorough evaluation, we recognize this arrangement did indeed result in the commingling of funds, which should have been disclosed and considered more explicitly in our evaluation of our ICFR and DCP.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	Reduce Risk: Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
•	Enhancing Transparency: We commit to fully disclosing all relevant details of related party transactions, including the nature of any commingling of funds, in our financial statements and notes;
•

Improving ICFR and DCP: We will undertake a comprehensive review of our ICFR and DCP to identify and rectify any weaknesses that contributed to the oversights. This includes improving segregation of duties and ensuring that all transactions are accurately and transparently reported, adding an additional review and verification of calculations, and a redesign of accounting process and control procedures; and

•

Ending Use of ALT Bank Account: As part of our commitment to enhancing our financial controls and reporting transparency, we ceased using the ALT bank account for collecting sales proceeds and paying vendors. We transitioned these activities to accounts directly owned and operated by our Company.

During the fiscal year ended December 31, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the third quarter of fiscal year 2022 management hired a new Chief Financial Officer. Our Chief Financial Officer is an experienced C-Level executive. During the fourth quarter of fiscal year 2022 we hired a new Controller with expertise in functional areas of finance and accounting. We believe the above additions have improved the segregation of duties as well as added to the overall oversight of internal controls.

Additionally, management has engaged a professional services firm with expertise in internal controls. To remediate the material weaknesses described above, management has initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly account for significant and unusual transactions.

The following are the primary remediation efforts made by us:

•	Prepare accounting memos over the debt issuances made by the Company in fiscal 2023 and 2022 which include derivative and warrants.

•	Review fair value of convertible promissory notes in relation to the Series A and B Notes.

•	Review of impairment of long-lived assets including goodwill and intangibles.

•	Form 10-Q and Form 10-K review to ensure the appropriate disclosures are made within the SEC filed documents.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the year ended December 31, 2023. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. Our management is committed to achieving and maintaining the highest standards of financial reporting accuracy and transparency.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages as of May 16, 2024, and positions of the individuals who serve as our executive officers and directors:

Name	Age	Position
Nancy Duitch	69	Chief Executive Officer, Director
Joel Bennett	62	Chief Financial and Accounting Officer, Treasurer and Secretary
Robert Davidson	56	Director
Gene Salkind, M.D.	69	Director
Robert Costantino	64	Director
Gerald Bagg	72	Director
Dov Szapiro	48	Director

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

Board Committees

The Board held a total of three meetings during 2023. During 2023, all directors attended 100% of the aggregate number of meetings of the Board that were held during the time that they served as members of the Board. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we strongly encourage all members of the Board to attend our annual meetings and expect such attendance except in the event of extraordinary circumstances.

We did not hold an annual meeting of stockholders in 2023.

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

We disclose on our website any amendments to or waivers from our Code of Business Conduct and Ethics, as well as any amendments to the charters of any of our standing committees. Any stockholder may also obtain copies of these documents, free of charge, by sending a request in writing to: Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, California 91411.

Each committee has the composition and responsibilities described below. Our Board of Directors may from time to time establish other committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert Costantino	C	M
Gerald Bagg		C
Dov Szapiro	M		M
Robert Davidson	M	M
Gene Salkind, M.D.			C

During the 2023 fiscal year, the Audit Committee held eight meetings, the Compensation Committee held three meetings and the N&CG Committee did not meet.

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

Corporate Code of Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Copies of our corporate code of conduct and ethics are available, without charge, upon request in writing to Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, California 91411, and are posted on the investor relations section of our website, which is located at www.avenirwellness.com. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We also intend to disclose any amendments to our Code of Conduct and Ethics, or any waivers of its requirements, on our website.

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

Our Board and the Audit Committee thereof are responsible for overseeing the risk management processes on behalf of our Company. The Board and, to the extent applicable, the Audit Committee, receive and review periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our company’s assessment of risks. Where applicable, the Audit Committee reports regularly to the full Board with respect to risk management processes. The Audit Committee and the full Board focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees the risk management of our Company, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during 2023 and 2022 by our principal executive officer and our two most highly compensated executive officers as of the end of the 2023 fiscal year (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nancy Duitch, Chief Executive Officer and Director	2023	275,000	-	-	-	-	275,000
	2022	254,492	-	-	-	-	254,492
Robert Davidson, Former Chief Executive Officer and Director (2)	2023	-	-	-	-	-	-
	2022	178,666	-	155,000	37,316	-	370,982
Michael Redard, Former Chief Financial Officer and Secretary (3)	2023	-	-	-	-	-	-
	2022	164,923	-	-	37,045	-	201,968
Mark Udell, Former Chief Accounting Officer and Treasurer (4)	2023
	2022	109,946	-	-	4,565	-	114,511
Joel Bennett, Chief Financial and Accounting Officer, Treasurer and Secretary (5)	2023	220,000	-	-	-	-	220,000
	2022	91,667	-	-	2,868	-	94,535

_______________

(1)

Amounts listed in this column represent the aggregate fair value on the date of vesting of the Company’s equity awards granted to the named executive officers determined in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). See Note 17 to our Consolidated Financial Statements included in this Annual Report for the years ended December 31, 2023 and 2022 for details as to the assumptions used to determine the fair value of these awards.

(2)	Mr. Davidson resigned as Chief Executive Office effective July 22, 2022 in connection with the Asset Sale and continues as a director of the Company.

(3)	Mr. Redard resigned effective July 22, 2022 in connection with the Asset Sale.

(4)	Mr. Udell resigned effective July 22, 2022 in connection with the Asset Sale.

(5)	Mr. Bennett was appointed as Chief Financial Officer on July 22, 2022.

Pay Ratio

Median Employee Pay	CEO Pay	Pay Ratio
$100,000	$275,000	2.75:1

Based on the SEC rules, we are required to disclose the ratio of the annual total compensation of our Chief Executive Officer (“CEO”) to the annual total compensation of our median employee, excluding the salary of the CEO.  We identified our median employee by reviewing the total compensation paid to all employees of the Company, excluding the CEO, and selecting the employee whose total compensation was in the middle of the range of all employees. CEO pay was based on the compensation of Ms. Duitch. The CEO pay ratio is a reasonable estimate calculated in accordance with SEC rules and is provided to help investors understand the relationship between our CEO’s compensation and that of our employees. The pay ratio may not be comparable to the pay ratios of other companies due to differences in industries, sizes, and other factors.

Outstanding Equity Awards as of December 31, 2023

The following sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of the end of our 2023 fiscal year:

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	(#)	Date

Joel Bennett	200,000	112,500	112,500	$0.34	July 22, 2032

Option Exercises in 2023

There were no option exercises by our Named Executive Officers during our fiscal year ended December 31, 2023.

Narrative Disclosure to Summary Compensation Table

Nancy Duitch

On March 8, 2023, the Company entered into the Employment Agreement with Ms. Duitch (the “Employment Agreement”) as the Company’s Chief Executive Officer effective as of January 1, 2023. The term of the Employment Agreement is for two years unless terminated earlier pursuant to the terms of the Employment Agreement, and will be automatically extended, upon the same terms and conditions, for a period of one year unless either party provides written notice of its intention not to extend the term of the Employment Agreement. The Employment Agreement provides Ms. Duitch with: (i) a base salary of $275,000 per year; and (ii) an incentive discretionary bonus, of which will be determined by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) prior to January 31 of each year, which date may be extended to March 31 at the Compensation Committee’s discretion, and the Compensation Committee will promptly provide certification following achievement of the applicable goals, which shall be based upon business plans, forecasts and metrics presented by management of the Company and approved by the Compensation Committee on an annual basis. Ms. Duitch is entitled to 20 days’ vacation time during each year and other benefits as described in the Employment Agreement.

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

Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for fiscal year 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Gene Salkind M.D.	22,000	20,500	-	42,500
Dov Szapiro	24,500	20,500	-	45,000
Robert Davidson	40,000	22,119	-	62,119
Gerald Bagg	23,000	22,119	-	45,119
Robert Costantino	31,000	24,038	-	55,038

__________________

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of May 16, 2024, by:

•	each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;

•	each director and Named Executive Officer; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by July 14], 2024 (sixty days after May 16, 2024) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

The percentage of beneficial ownership in the table below is based on 77,993,348 shares of common stock deemed to be outstanding as of May 16, 2024.

Unless otherwise indicated, the address of all individuals listed in the table below is c/o Avenir Wellness Solutions, Inc., 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, California 91411.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Named Executive Officers and Directors
Robert Davidson (1)	1,296,735	1.9%
Nancy Duitch (2)	9,805,287	12.6%
Gene Salkind, M.D. (3)	2,829,209	3.6%
Joel Bennett (4)	87,500	*
Dov Szapiro (5)	10,564,938	13.5%
Gerald Bagg (6)	234,286	0.5
Robert Costantino (7)	1,005,507	1.5%
All executive officers and directors as a group (7 persons) (8)	25,363,234	32.8%
Other Greater than 5% Holders
Maci Molecule SPV, LLC (5)	7,285,375	9.3%
Joshua Held (9)	4,277,647	5.5%

*Less than 1%.

(1)

Consists of 1,296,735 shares of common stock beneficially owned by Mr. Davidson and excludes 186,364 shares of common stock underlying unvested restricted stock units not exercisable within 60 days of May 16, 2024.

(2)	Consists of 9,805,287 shares of common stock beneficially owned by Ms. Duitch.

(3)

Consists of (i) 2,542,845 shares of common stock beneficially owned by Dr. Salkind and (ii) 100,000 shares of common stock underlying stock options exercisable within 60 days of May 16, 2024 and excludes 186,364 shares of common stock underlying unvested restricted stock units exercisable not within 60 days of May 16, 2024.

(4)	Consists of 100,000 shares of common stock underlying stock options exercisable by Mr. Bennett within 60 days of May 16, 2024.

(5)

Consists of (i) 341,667 shares of common stock beneficially owned by Mr. Szapiro; (ii) 358,750 shares of common stock beneficially owned by Entourage Effect Capital, LLC (“Entourage”); (iii) 7,285,375 shares of common stock beneficially owned by Maci Molecule SPV, LLC (“Maci Molecule”); and (iv) 2,392,782 shares of common stock beneficially owned by MacArthur Investment, LLC (“MacArthur”); and excludes 186,364 shares of common stock underlying unvested restricted stock units not exercisable by Mr. Szapiro within 60 days of May 16, 2024.. Mr. Szapiro is a control person of Entourage, Maci Molecule and MacArthur and may be deemed to have voting and dispositive power over the shares. Mr. Szapiro disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address for Entourage, Maci Molecule and MacArthur is 2890 NE 187th Street, Aventura, FL 90049.

(6)

Consists of 234,286 shares of common stock beneficially owned by Mr. Bagg and excludes 186,36486 shares of common stock underlying unvested restricted stock units not exercisable within 60 days of May 16, 2024.

(7)

Consists of 1,005,507 shares of common stock beneficially owned by Mr. Costantino and excludes 186,364 shares of common stock underlying unvested restricted stock units not exercisable within 60 days of May 16, 2024.

(8)	Excludes 931,820 shares of common stock underlying unvested restricted stock units held by certain of our non-executive directors not exercisable within 60 days of May 16, 2024.

(9)	Consists of 4,277,647 shares of common stock beneficially owned by Mr. Held who is a former director of the Company, and is based on the latest information available to the Company.

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

Transactions with Related Parties

On January 4, 2024, the Company entered into a secured promissory note (the “Secured January Note”) with the Chief Executive Officer of Sera Labs for a principal amount of $250 thousand (the “Duitch Note”) with an interest rate of 12% per annum, payable at maturity. The Duitch Note is secured by all the Company’s personal property and is due on December 31, 2024.

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide a range of auxiliary services to Sera Labs designed to support the direct-to-consumer (DTC) sales channel, enhancing the efficiency and effectiveness of our product distribution. These services include, but are not limited to, processing customer payments, handling customer service inquiries, and managing logistics and fulfillment coordination with RT Fulfillment (RTF). ALT's role was instrumental in facilitating the seamless operation of our DTC model, acting as an extension of our operational infrastructure to ensure customer satisfaction and streamline sales processes. However, ALT does not have its own employees and the management of the aforementioned processes is performed by employees of Sera Labs. Additionally, pursuant to Section 14 – Assignment of the Agreement, Sera Labs is permitted to “assign, transfer or otherwise delegate [the] Agreement or any of its rights or obligations [under the Agreement] without the written consent of ALT”, which Sera Labs did in having its employees administer the Agreement. Under Topic 606, the Company was determined to be the principal in the transactions as we control the product, pricing, and promotions offered to the customers, and we are responsible for product returns and customer satisfaction.

The Distribution Services Agreement between Sera Labs and ALT (the “Agreement”) contemplated the use by ALT of its own bank account, but it did not explicitly authorize Sera Labs employees to directly execute transactions through ALT's bank account. The authorization was granted extemporaneously by the beneficial owner of ALT, who is the chief executive officer of the Company. Such authorization was provided to help facilitate the administration of the Agreement and encompasses the following key features:

1.

Transaction Execution: Sera Labs employees are permitted to initiate and approve transactions related to the sales of our products, including the collection of revenues and payment of expenses associated with our direct to consumer sales channel.

2.

Bank Account Management: Specific protocols are outlined for the oversight and reconciliation of the bank account, ensuring transparency and accountability in its use. This includes regular auditing and reporting mechanisms to monitor the flow of funds and to ensure they are accurately attributed to the respective parties.

3.

Operational Integration: The intent was for the integration of ALT’s services to be performed similar to TSL’s operational procedures, ensuring that ALT’s bank account usage is consistent with our overall business objectives and financial reporting practices.

Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. Total compensation earned for the year ended December 31, 2023 was approximately $8,500. As of December 31, 2023, unpaid net proceeds due to the Company was approximately $167,000, including $153,000 in merchant account reserves due from third-party merchant account processors.

On July 25, 2022, the Company entered into a consulting agreement with Robert Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12,000 per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expense incurred for the year ended December 31, 2023 was $63,000. As of December 31, 2023, unpaid consulting fees due to Mr. Davidson was $12,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board initially appointed RBSM LLP (“RBSM”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ended December 31, 2022. Subsequently, prior to issuance of their opinion on our 2022 financial statements, RBSM resigned as our Independent Auditor and the Board appointed Urish Popeck & Co., LLC (“Urish”) as our new Independent Auditor for 2022 and 2023. The following table sets forth the fees billed to us for professional services rendered by RBSM and Urish for the years ended December 31, 2023 and 2022:

Services	2023	2022
Audit Fees billed by RBSM (1)	$65,000	$178,500
Audit Fees billed by Urish (2)	213,891	-
Total fees	$278,891	$178,500

________________________

(1)

Audit Fees – These consisted of the aggregate fees for professional services rendered in connection with the review for the reissuance of the opinion on our annual financial statements included in our Annual Report for the year ended December 31, 2022.

(2)

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

3. Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
2.1	Share Exchange and Conversion Agreement, among the Registrant and the parties listed therein, dated November 8, 2016	8-K	333-204857	11/15/2016
2.2	Agreement and Plan of Merger and Reorganization, among the Registrant and the parties listed therein, dated March 31, 2019	8-K/A	000-55908	12/31/2019
2.3	Plan of Conversion, dated September 27, 2019	8-K	000-55908	10/4/2019
2.4*	Agreement and Plan of Merger, dated September 23, 2020, by and between CURE Pharmaceutical Holding Corp. (the “Company”), The Sera Labs, Inc. and the other parties thereto.	8-K	000-55908	10/5/2020
2.5	Consent and Waiver Agreement, dated February 25, 2021, by and between the Registrant and Ionic Ventures, LLC	8-K	000-55908	2/25/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	000-55908	10/4/2019
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-55908	01/17/2023
3.3	Bylaws	8-K	000-55908	10/4/2019
4.1	Specimen common stock certificate	10-K	000-55908	3/30/2020
4.2	Description of Registrant’s Securities	10-K	000-55908	3/30/2020
4.3	Form of Warrant to Purchase Common Stock	8-K	333-204857	11/15/2016
4.4	Form of Warrant to Purchase Common Stock	8-K	333-204857	12/14/2016
4.5	Amendment to Warrants to Purchase Common Stock.	8-K	333-204857	06/9/2020
4.6	Form of Common Stock Purchase Warrant	10-K	000-55908	3/26/2018
10.1	Agreement for Sale of Assets, dated June 28, 2016	8-K	333-204857	8/26/2016
10.2	Form of Share Cancellation Agreement	8-K	333-204857	11/15/2016
10.3	Form of Securities Purchase Agreement	10-K	000-55908	3/26/2018
10.4	Form of 9% Convertible Note	10-K	000-55908	3/26/2018
10.5	Form of Securities Purchase Agreement	8-K	000-55908	10/18/2018
10.6	Secured Promissory Note	8-K	000-55908	07/28/2020
10.7	Secured Promissory Note, dated September 25, 2020, by and between CURE Pharmaceutical Holding Corp. and Ionic Ventures, LLC.	8-K	000-55908	09/30/2020
10.8+	Employment Agreement, between the Registrant and Alex Katz, dated November 15, 2018	8-K	000-55908	11/20/2018
10.9	Securities Purchase Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.10	Advisory Consulting Agreement, between the Registrant and Michael J. Willner, dated December 14, 2018	8-K	000-55908	1/7/2019
10.11+	Employment Agreement between the Registrant and Michael Redard, dated May 15, 2019	8-K	000-55908	5/20/2019
10.12	Convertible Promissory Note, between the Registrant and Coeptis Pharmaceuticals, Inc., dated November 12, 2019	8-K	000-55908	11/14/2019
10.13	Convertible Demand Note, between the Registrant and Chemistry Holdings, Inc., dated March 29, 2019	8-K	000-55908	4/1/2019
10.14+	Amended and Restated Cure Pharmaceutical Holding Corp. 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020

10.15+	Form of Stock Option Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.16+	Form of Restricted Stock Award Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.17+	Form of Restricted Stock Unit Agreement for the Amended and Restated 2017 Equity Incentive Plan	10-K	000-55908	3/30/2020
10.18	Form of Lock-Up Agreement.	8-K	000-55908	10/5/2020
10.19+	Employment Agreement, dated October 2, 2020, by and between the Company and Nancy Duitch.	8-K	000-55908	10/5/2020
10.20	Security Purchase Agreement.	8-K	000-55908	11/2/2020
10.21	Series A Convertible Note.	8-K	000-55908	11/2/2020
10.22	Series B Convertible Note.	8-K	000-55908	11/2/2020
10.23	Note Purchase Agreement.	8-K	000-55908	11/2/2020
10.24	Secured Promissory Note.	8-K	000-55908	11/2/2020
10.25	Master Netting Agreement.	8-K	000-55908	11/2/2020
10.26	Registration Rights Agreement.	8-K	000-55908	11/2/2020
10.27	Leak-Out Agreement.	8-K	000-55908	11/2/2020
10.28	Forbearance Agreement.	8-K	000-55908	1/7/2022
10.29	Asset Purchase Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.30	Promissory Note, dated July 22, 2022, issued by Buyer for the benefit of CURE Pharmaceutical.	8-K	000-55908	7/28/2022
10.31	Side Letter, dated July 22, 2022, by and between the Company and Buyer.	8-K	000-55908	7/28/2022
10.32	Guaranty, dated July 22, 2022, by and between the Company and Buyer.	8-K	000-55908	7/28/2022
10.33	Transition Services Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.34	Trademark License Agreement, dated July 22, 2022, by and between CURE Pharmaceutical and Buyer.	8-K	000-55908	7/28/2022
10.35+	Employment Agreement, dated July 22, 2022, by and between the Company and Joel Bennett.	8-K	000-55908	7/28/2022
10.36+	Employment Agreement dated as of January 1, 2023, by and between Avenir Wellness Solutions, Inc. and Nancy Duitch.	8-K	000-55908	3/8/2023
10.37*	Distribution Services Agreement, dated April 1, 2022, by and between The Sera Labs, Inc. and Advanced Legacy Technologies LLC	10-K	000-55908	5/16/2024
21.1	List of Subsidiaries of the Registrant				x
24.1	Power of Attorney (included on signature page)				x
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				x

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Avenir Wellness Solutions, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, California, on May 16, 2024.

AVENIR WELLNESS SOLUTIONS, INC.

Dated: May 16, 2024	By:	/s/ Nancy Duitch
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

By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer and Director
Date: May 16, 2024

By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 16, 2024

By:	/s/ Gene Salkind, M.D.
Gene Salkind M.D.
Director
Date: May 16, 2024

By:	/s/ Robert Costantino
Robert Costantino
Director
Date: May 16, 2024

By:	/s/ Gerald Bagg
Gerald Bagg
Director
Date: May 16, 2024

By:	/s/ Robert Davidson
Robert Davidson
Director
Date: May 16, 2024

By:	/s/ Dov Szapiro
Dov Szapiro
Director
Date: May 16, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Avenir Wellness Solutions, Inc. and Subsidiaries

Sherman Oaks, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Avenir Wellness Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair Value of Convertible Promissory Notes

Critical Audit Matter Description

As described in Notes 2 and 15 to the consolidated financial statements, as of December 31, 2023, the fair value of the Company’s Convertible Promissory Notes was measured at approximately $8.1 million. The Company elected the fair value option to record its convertible promissory notes within Level 3 fair value hierarchy by utilizing Monte Carlo Simulation model, taking into consideration terms of the note, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The Company utilized a third-party valuation specialist to assist in the determination of fair value of the convertible promissory notes.

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

Pittsburgh, Pennsylvania

May 16, 2024

 AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31,

  (in thousands, except share amounts)

	2023	2022
ASSETS
Current assets:
Cash	$49	$2,943
Accounts receivable, net	443	232
Due from related party	4	167
Notes receivable	975	2,000
Inventory, net	199	145
Prepaid expenses and other assets	286	441
Total current assets	1,956	5,928

Property and equipment, net	4	4
Operating lease right-of-use asset, net	50	160
Investments, net	264	411
Patents, net	227	244
Customer relationship, trade name, non-compete and other intangibles, net	70	71
Other assets	36	36
Total assets	$2,607	$6,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,452	$1,065
Accrued expenses	1,342	1,585
Operating lease payable	45	124
Loans payable	139	161
Convertible promissory notes	-	550
Fair value convertible promissory notes, net	8,099	9,180
Deferred revenue	416	388
Contingent stock consideration	-	860
Total current liabilities	12,493	13,913

Operating lease payable	-	46

Total liabilities	12,493	13,959

Commitments and contingencies (see Note 20)

Stockholders’ equity:
Common stock: $0.001 par value; authorized 150,000,000 shares; 77,993,348 and 71,426,801 shares issued and outstanding as of December 31, 2023 and 2022, respectively	78	71
Additional paid-in capital	113,435	112,471
Common stock issuable	-	308
Accumulated deficit	(123,399)	(119,955)
Total stockholders’ equity	(9,886)	(7,105)

Total liabilities and stockholders’ equity	$2,607	$6,854

 The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

(in thousands, except share amounts)

	2023	2022
Revenue:
Product sales, net of discounts, allowances and refunds	$4,258	$2,891
Product sales made through related party	89	2,005
Total revenue	4,347	4,896

Cost of goods sold:
Cost of goods sold	1,238	1,557

Gross profit	3,109	3,339

Operating expenses:

Selling, general and administrative expenses	9,120	11,725
Impairment of goodwill	-	4,690
Impairment of intangible assets	-	5,764
Change in fair value of contingent stock consideration	(505)	(570)
Total operating expenses	8,615	21,609

Net operating loss	(5,506)	(18,270)

Other income (expense):
Interest income	52	51
Settlement income	-	73
Gain on extinguishment of debt	1,136	90
Loss on sale of property, plant and equipment	-	(17)
Change in fair value of convertible promissory notes	1,081	85
Reserve on investment	(147)	(71)
Interest expense	(57)	(465)
Other income	-	26

Total other income (expense)	2,065	(228)

Loss before income taxes	(3,441)	(18,498)

Provision for income taxes	(3)	(42)

Loss from continuing operations	$(3,444)	$(18,540)

Disposal group
Loss before provision for income taxes	-	(6,404)
Loss on disposition	-	(565)
Provision for income taxes	-	-
Loss from disposal group	-	(6,969)

Net loss	$(3,444)	$(25,509)

Net loss per share – basic and diluted
Continuing operations	$(0.05)	$(0.26)
Disposal group	-	(0.10)
Net loss per share	$(0.05)	$(0.36)

Weighted average common shares outstanding – basic and diluted	72,091,716	70,205,544

 The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Par	Capital	Issuable	Deficit	Total
Balance, December 31, 2021	68,201,900	69	110,146	343	(94,446)	16,112
Issuance of common stock for professional services	271,666	-	73	(35)	-	38
Issuance of common stock pursuant to vested restricted stock units	588,235	-	-	-	-	-
Issuance of restricted stock	700,000	-	216	-	-	216
Fair value of restricted stock units granted	-	-	420	-	-	420
Fair value of stock options vested	-	-	952	-	-	952
Issuance of common stock for conversion of convertible promissory notes	1,665,000	2	664	-	-	666
Net loss	-	-	-	-	(25,509)	(25,509)
Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	367,972	1	43	-	-	44
Stock issued for earnout on the Sera Labs acquisition	4,790,419	5	350	-	-	355
Issuance of restricted stock units	1,408,156	1	(1)			-
Fair value of restricted stock units granted	-	-	300	-	-	300
Fair value of stock options vested			272			272
Expired Stock Payable	-	-	-	(308)	-	(308)
Net loss	-	-	-	-	(3,444)	(3,444)
Balance, December 31, 2023	77,993,348	$78	$113,435	$-	$(123,399)	$(9,886)

The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2023	2022

Loss from continuing operations	$(3,444)	$(18,540)
Loss from disposal group	-	(6,969)
Net loss	(3,444)	(25,509)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of pharmaceutical assets and liabilities	-	565
Stock based compensation - services	44	7
Write off Common Stock payable - expired	-
Gain from settlement of accounts payable	-	(83)
Gain from extinguishment of debt	(1,136)	(90)
Change in fair value of contingent stock consideration	(505)	(570)
Change in fair value of convertible promissory notes	(1,081)	(85)
Reserve on investment	147	71
Depreciation and amortization	72	1,481
Impairment of goodwill	-	4,690
Impairment of intangibles other than goodwill	-	5,764
Amortization of right-of-use asset	110	97
Recovery of bad debt expense	-	(35)
Inventory reserve for obsolescence	(70)	253
Fair value of vested stock options and restricted stock	572	1,619
Original issue discount	-	33

Change in operating assets and liabilities:
Accounts receivable	(211)	160
Inventory	16	312
Due from related party	163	(167)
Prepaid expenses and other assets	155	(96)
Other assets	-	(69)
Accounts payable	1,387	(1,661)
Accrued expenses	35	(1,858)
Operating lease liabilities	(125)	(108)
Deferred Revenue	28	95
Assets and liabilities held for sale	-	5,111

Cash used in operating activities	(3,843)	(10,073)

Cash flows from investing activities
Investment in company	-	(53)
Purchase of property and equipment	(2)	(1)
Purchase of intangible assets	(52)	-
Proceeds from the sale of certain pharmaceutical assets	-	13,891
Collection of note receivable	1,025	-

Cash provided by (used in) investing activities	971	13,837

Cash flows from financing activities
Proceeds from notes payable – disposal group	-	3,702
Proceeds from notes payable	-	3,935
Repayment of notes payable	-	(6,347)
Proceeds from related party payable	-	190
Repayment of related party payable	-	(2,243)
Proceeds from loans payable	-	161
Repayment of loans payable	(22)	(235)

Cash provided by (used in) financing activities	(22)	(837)
Net increase (decrease) in cash and cash equivalents	(2,894)	2,927
Cash and cash equivalents, beginning of year	2,943	16
Cash and cash equivalents, end of year	$49	$2,943
Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$13	$585
Income taxes	$3	$-

Non-cash investing and financing activities:
Repayment of Buyer advances	$-	$(4,150)
Write off convertible promissory notes and accrued interest	$(828)	$-
Write off common stock payable	$(308)	$-
Common stock issued for settlement of contingent stock consideration liability	$(355)	$-
Common stock issued for conversion of promissory notes and accrued interest	$-	$666
Common stock received for conversion of note receivable	$-	$213
Reclassification of accrued expenses to related parties	$-	$42

The accompanying notes are an integral part of these audited consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On November 7, 2016, we, in a reverse take-over transaction, acquired a specialty pharmaceutical and bioscience company based in California that specializes in drug delivery technologies, by executing a Share Exchange Agreement and Conversion Agreement (“Exchange Agreement”) by and among us and a holder of a majority of our issued and outstanding capital stock prior to the closing (the “Majority Stockholder”), on the one hand, and Avenir Wellness Solutions of California, Inc. (f/k/a CURE Pharmaceutical Corp.) (“Avenir CA”), all of the shareholders of Avenir CA’s issued and outstanding share capital (the “Avenir CA Shareholders”) and the holders of certain convertible promissory notes of Avenir CA (“Avenir CA Noteholders”), on the other hand. Hereinafter, this share exchange transaction is described as the “Share Exchange.”

As a result of the Share Exchange, Avenir CA became a wholly-owned subsidiary of the Company, and the Avenir CA Shareholders and Avenir CA Noteholders became our controlling shareholders owning, at such time, approximately 65% of our issued and outstanding common stock.

On May 14, 2019, the Company, and CURE Chemistry Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated March 31, 2019 (the “Merger Agreement”), with Chemistry Holdings, Inc., a Delaware corporation (“CHI”). As agreed in the Merger Agreement, the Company acquired CHI pursuant to a merger of the Merger Sub with and into CHI (the “Merger”). Pursuant to the Merger, CHI became a wholly-owned subsidiary of the Company and the stockholders of CHI received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of CHI. The assets and operations were combined with and into those of Avenir CA as of the completion of the Merger.

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

On July 22, 2022, Avenir completed the sale of certain assets comprising the pharmaceutical segment of the Company pursuant to an Asset Purchase Agreement (the “APA”) with TF Tech Ventures, Inc. (the “Buyer”), under which the Buyer purchased certain assets (the “Asset Sale”), including certain pharmaceutical patents, trademarks, inventory and related machinery and equipment. This pharmaceutical business ceased operations as of the closing of the Asset Sale. The Company retained 15 other patents not included in the Asset Sale, which the Company expects to monetize through product development, licensing arrangements and/or the sale of such patents. See Note 21 – Discontinued Operations for additional information.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Avenir and its wholly owned subsidiaries, Avenir CA, CHI, and Sera Labs, collectively referred to as (“Avenir”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, we had an accumulated deficit of approximately $123.4 million and a working capital deficit of approximately $10.5 million. Our operating activities consume the majority of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations, at least into the near future, as we execute our commercialization and development plans and strategic and business development initiatives.

As of December 31, 2023, the Company had approximately $49 thousand of cash on hand. We have previously funded, and intend to continue funding, our losses primarily through the issuance of common stock and/or promissory notes, combined with or without warrants, and cash generated from our product sales and research and development and license agreements. We are currently discussing various financing alternatives with potential investors, but there can be no assurance that these funds will be available on terms acceptable to us or will be enough to fully sustain operations. We believe the funds available through these potential financings will be sufficient to meet the Company’s working capital requirements during the coming year. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to extend payables, reduce expenditures, or scale back our business plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, and 2022, the Company had no cash equivalents. The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (“FDIC”) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of December 31, 2023, the Company had no deposits in excess of the federal insurance limit and at December 31, 2022, the Company had $2.4 million of deposits in excess of the federal insurance limit.

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

 Accounts Receivable

Accounts receivable are generally unsecured. The Company closely monitors accounts receivable balances and estimates the allowance for credit losses. These estimates are based on historical collection experience and other factors, including those related to current market conditions and events. The Company’s allowances for accounts receivable have not historically been material. As of December 31, 2023 and 2022 management determined that no allowances were necessary.

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

The Company does not have intangible assets with indefinite useful lives other than goodwill. For the years ended, December 31, 2023 and 2022, the Company recorded impairment loss on goodwill of $0 and $4.7 million, respectively, related to continuing operations. Impairment loss on goodwill related to discontinued operations included in the loss from disposal group amounted to $0 and $4.7 million for the years ended December 31, 2023 and 2022, respectively.

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

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. Impairment loss on other intangibles amounted to $0 and $5.8 million for the years ended December 31, 2023 and 2022, respectively.

Contingent consideration liabilities

Certain of the Company’s business acquisitions involved the potential for future payment of consideration to former selling stockholders in amounts determined upon attainment of revenue and gross margin milestones from product sales. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

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

The fair value of contingent consideration after the acquisition date is reassessed by the Company as changes in circumstances and conditions occur, with the subsequent change in fair value recorded in the consolidated statements of operations. Changes in key assumptions can materially affect the estimated fair value of contingent consideration liabilities and, accordingly, the resulting gain or loss that the Company records in its consolidated financial statements. The Company had no contingent consideration liabilities as of December 31, 2023.

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

 Advanced Legacy Technologies LLC (ALT)

In April 2022, ALT was engaged by the Company to provide a range of auxiliary services to Sera Labs designed to support the direct-to-consumer (DTC) sales channel, enhancing the efficiency and effectiveness of our product distribution. These services include, but are not limited to, processing customer payments, handling customer service inquiries, and managing logistics and fulfillment coordination with RT Fulfillment (RTF). ALT's role was instrumental in facilitating the seamless operation of our DTC model, acting as an extension of our operational infrastructure to ensure customer satisfaction and streamline sales processes. However, ALT does not have its own employees and the management of the aforementioned processes is performed by employees of Sera Labs. Additionally, pursuant to Section 14 – Assignment of the Agreement, Sera Labs is permitted to “assign, transfer or otherwise delegate [the] Agreement or any of its rights or obligations [under the Agreement] without the written consent of ALT”, which Sera Labs did in having its employees administer the Agreement.  Under Topic 606, the Company was determined to be the principal in the transactions as we control the product, pricing, and promotions offered to the customers, and we are responsible for product returns and customer satisfaction.

The Distribution Services Agreement between Sera Labs and ALT (the “Agreement”) contemplated the use by ALT of its own bank account, but it did not explicitly authorize Sera Labs employees to directly execute transactions through ALT's bank account. The authorization was granted extemporaneously by the beneficial owner of ALT, who is the chief executive officer of the Company. Such authorization was provided to help facilitate the administration of the Agreement and encompasses the following key features:

1.

Transaction Execution: Sera Labs employees are permitted to initiate and approve transactions related to the sales of our products, including the collection of revenues and payment of expenses associated with our direct-to-consumer sales channel.

2.

Bank Account Management: Specific protocols are outlined for the oversight and reconciliation of the bank account, ensuring transparency and accountability in its use. This includes regular auditing and reporting mechanisms to monitor the flow of funds and to ensure they are accurately attributed to the respective parties.

3.

Operational Integration: The intent was for the integration of ALT’s services to be performed similar to TSL’s operational procedures, ensuring that ALT’s bank account usage is consistent with our overall business objectives and financial reporting practices.

Revenue Recognition

Revenue from eCommerce sales, including direct-to-consumer sales, are recognized upon receipt of the merchandise by the customer. Sera Labs recognizes revenue in its DTC sales channel based on the principle that control of the specified goods is transferred to the customer. With the Power Keto and Immunity nutraceutical products which were facilitated through ALT, this control is evidenced through our agreement with RT Fulfillment (RTF), which stipulates that TSL has the unilateral ability to direct RTF to produce and ship the products directly to the customer upon order receipt. Despite RTF retaining legal title to the products until the point of sale, the immediate transfer of legal title from TSL to the customer upon sale (flash title transfer) demonstrates Sera Labs' control over the goods.

Key factors supporting our determination as the principal in the ALT transactions include:

Primary Responsibility for Goods and Services: Under the terms of the Agreement, Sera Labs has ultimate responsibility for the specified goods' delivery and quality, indicating our control over the goods before they are transferred to the customer.

Inventory Risk: Under the terms of the Agreement, Sera Labs bears ultimate inventory risk before the goods are transferred to customers, as evidenced by our commitment to purchase the goods from RTF upon receiving a customer order.

Pricing Discretion: Under the terms of the Agreement, Sera Labs has the sole discretion to establish the pricing for the specified goods, further supporting our role in directing the use of and obtaining the benefits from the sale of these goods.

These factors affirm the position of Sera Labs as the principal in the transactions under ASC 606, ensuring the correct recognition of revenue on a gross basis.

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

Deferred Revenue

Advance payments and billings in excess of revenue recognized represent contract liabilities and are recorded as deferred revenue when customers remit contractual cash payments in advance before we satisfy performance obligations under contractual arrangements. Deferred revenue is derecognized when revenue is recognized, and the performance obligation is satisfied by us. Deferred revenue is generally classified as current based on the timing of when the Company expects to recognize revenue.

 The following table summarizes the changes in deferred revenue during the years ended December 31, 2023 and 2022 (in thousands):

Balance as of December 31, 2021	$293
Additions	155
Customer deposits returned	-
Transfers to Revenue	(146)
Contract liabilities not transferred	193
Balance as of December 31, 2022	$495
Additions	93
Customer deposits returned	-
Transfers to Revenue	(172)
Contract liabilities not transferred	-
Balance as of December 31, 2023	$416

Cost of Revenue

Cost of revenue primarily consists of third-party manufacturing costs for our products.

Marketing and Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company recorded marketing and advertising expense of $2.8 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

Research and Development

Costs incurred in connection with the development of new products and processes are charged to research and development expenses as incurred. The Company recorded research and development expenses of $0 and $492 thousand for the years ended December 31, 2023 and 2022, respectively. Research and development expenses for 2022 are presented as part of the loss from disposal group in the consolidated statements of operations.

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

The Company generated a deferred tax asset through net operating loss carry-forwards. However, a valuation allowance of 100% of the deferred tax asset has been established due to the uncertainty of the Company’s realization of the net operating loss carry-forwards prior to their expiration.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the outbreak COVID-19. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Under the CARES Act, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Moreover, under the 2017 Tax Act as modified by the CARES Act, federal NOLs of our corporate subsidiaries generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning on or after January 1, 2021, may be limited. The accounting for the material income tax impacts has been reflected in the financial statements for years ended December 31, 2023 and 2022

Stock-Based Compensation

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

The Company accounts for restricted stock awards and stock options issued at fair value on the grant date, based on the closing stock price of the Company’s common stock reported on the applicable OTC market. Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company generally using the straight-line single option method.

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

When a part of the purchase consideration consists of shares of the Company common stock, the Company calculates the purchase price attributable to those shares, a Level 1 security, by determining the fair value of those shares quoted on the applicable OTC market as of the acquisition date. The Company recognizes estimated fair values of the tangible assets and identifiable intangible assets acquired, including in-process research and development, and liabilities assumed, including any contingent consideration, as of the acquisition date. Goodwill is recognized as any amount of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in excess of the consideration transferred. ASC 805 precludes the recognition of an assembled workforce as an asset, effectively subsuming any assembled workforce value into goodwill.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value. As of December 31, 2023 and 2022, the Company had no financial assets recorded at fair value on a recurring basis. As of December 31, 2023 and 2022, the Company fair valued the Series A and Series B Notes and the contingent stock consideration for which we elected the fair value option. These liabilities are measured at fair value using either Black-Scholes model or Monte Carlo simulation model as a Level 3 input. The Company also has certain derivative liabilities and contingent consideration liabilities which are carried at fair value based on Level 3 inputs.

The carrying amounts of cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earn outs may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from January 1, 2022 to December 31, 2022, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. 4.8 million shares of stock were issued as of December 31, 2023, per the earn-out amounts and achievements accomplished.

The Company has elected the fair value option to account for the Series A and B Notes that were issued on October 30, 2020 and records this at fair value with changes in fair value recorded in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the Series A and B Notes were recognized in earnings as incurred and not deferred. As of December 31, 2023, due to the default status of the Series A and B Notes, the Company has valued the Series A and B Notes with consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  However, in light of the prior forbearance agreement, litigation filed by the Company, and communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.

The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$-	$-	$-	$-
Fair value of Series A Note	$4,597	$-	$-	$4,597
Fair value of Series B Note	$3,502	$-	$-	$3,502

The following table summarizes fair value measurements by level as of December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of contingent stock consideration	$860	$-	$-	$860
Fair value of Series A Note	$5,221	$-	$-	$5,221
Fair value of Series B Note	$3,959	$-	$-	$3,959

The following table summarizes the changes in Level 3 financial instruments during the years ended December 31, 2023 and 2022 (in thousands):

Fair value of Series A and B Notes as of December 31, 2021	$9,932
Change in fair value of Series A Note	2,146
Change in fair value of Series B Note	(2,232)
Conversion of Series A Note	-
Conversion of Series B Note	(666)
Fair value of Series A and B Notes as of December 31, 2022	9,180
Change in fair value of Series A Note	(624)
Change in fair value of Series B Note	(457)
Fair value of Series A and B Notes as of December 31, 2023	$8,099

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

Date of valuation	2023	2022
Stock price	$0.0744	$0.25
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	78.0%	85.0%
Volatility – Series B Note	78.0%	85.0%
Risk-free interest rate – Series A Note	5.13%	4.6%
Risk-free interest rate – Series B Note	5.13%	4.6%
Interest rate	18.0%	18.0%

The Company recorded an aggregate gain of $1.1 million and $85 thousand due to the changes in fair value of the Series A and B Notes for the years ended December 31, 2023 and 2022, respectively.

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

Series A and Series B Notes

As described further in Note 15, the Company has elected the fair value option to record its Series A and Series B convertible debentures, which were issued in October 2020. The fair value of the Notes is classified within Level 3 of the fair value hierarchy because the fair values were estimated utilizing a Monte Carlo simulation model. Accordingly, the notes are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

Accounting for Warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” then in accordance with ASC 815-40, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock." Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. The Company does not have any liability classified warrants as of any period presented.

Derivative Liabilities

ASC 815-40 requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing.

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

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share because their inclusion would be anti-dilutive as follows as of December 31:

	2023	2022

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,425,324	1,107,980
Warrants	312,500	312,500
Shares to be issued upon conversion of convertible notes	-	416,667
Total	1,737,824	1,837,147

In connection with the Sera Labs Merger, Sera Labs security holders received 4,790,419 shares of the Company’s common stock (the “Clawback Shares”) on December 31, 2023 based on the achievement of certain sales and gross margin milestones. Due to the uncertainty of the number of Clawback Shares to be issued in 2022, no Clawback Shares were included in the table above in 2022. Our chief executive officer who is also a board member is the beneficial owner of the security holders and is therefore the beneficial owner of the Clawback Shares issued.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards Financial Instruments – Credit Losses. The Financial Accounting Standards Board (“FASB”) issued five Accounting Standards Updates (“ASUs”) related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments,” (2) in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” (3) in April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (4) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” and (5) in November 2019, ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (“ASC 842”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (“ASC 842”) and ASU 2020-03, “Codification Improvements to Financial Instruments,” respectively, which include amendments to ASC 326.

ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. ASU 2019-05 provides entities that have certain instruments within the scope of ASC Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825- 10, Financial Instruments—Overall. ASU 2019-11 clarifies guidance around how to report expected recoveries among other narrow-scope and technical improvements. ASU 2020-02 adds a SEC paragraph pursuant to the 7 Table of Contents issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification ASC 326 and updates the SEC section of the Codification for the change in the effective date of ASC 842. ASU 2020-03 makes narrow-scope improvements to various aspects of the financial instrument guidance as part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The Company adopted the applicable guidance in ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31 (in thousands):

	2023	2022

Customer billed	$443	$232
Allowance for doubtful accounts	-	-
Accounts receivable, net	$443	$232

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

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31 (in thousands):

	2023	2022

Prepaid insurance	$184	$207
Prepaid expenses	33	176
Prepaid media advertising	-	29
Other current assets	69	29
Prepaid expenses and other current assets	$286	$441

NOTE 5 – INVENTORY

Inventory consists of packaging components and finished goods. The Company’s inventory is stated at the lower of cost (FIFO cost basis) or net realized value.

The carrying value of inventory consisted of the following as of December 31 (in thousands):

	2023	2022

Packaging components and raw materials	$84	$88
Finished goods	408	420
	492	508
Reserve for obsolescence	(293)	(363)
Inventory, net	$199	$145

For the years ended December 31, 2023 and 2022, inventory reserve adjustments amounted to $88 thousand and $359 thousand, respectively

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31 (in thousands):

	2023	2022

Computer and other equipment	$9	$8
Less accumulated depreciation	(5)	(4)
Property and equipment, net	$4	$4

For the years ended December 31, 2023 and 2022, depreciation expense amounted to $1 thousand and $1 thousand, respectively.

NOTE 7 – NOTE RECEIVABLE

On July 22, 2022, the Company received a promissory note in the amount of $2.0 million in connection with the Asset Sale. The note, which bears interest at 2.37% per annum and 2.63% in the event of default, was due on or before July 22, 2023. As of December 31, 2023, the note was in default and as of the filing date of this Annual Report, the note has been paid in full.

Accrued interest income as of December 31, 2023 and 2022 was $62 thousand and $33 thousand respectively.

Note receivable consisted of the following as of December 31 (in thousands):

	2023	2022
TF Tech Ventures, Inc.	$975	$2,000
Less: Current portion of note receivable	(975)	(2,000
Note receivable, non-current portion	$-	$-

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Intangible Asset Summary

Goodwill and intangible assets, net, consisted of the following as of December 31 (in thousands):

	2023	2022
Goodwill	$-	$-

Intangible assets subject to amortization:
Other intangibles	$141	$90
	141	90
Accumulated amortization	(71)	(19)
Customer relationships, trade name, non-compete and other intangibles, net	$70	$71

Patents	$316	$316
Accumulated amortization	(89)	(72)
Patents, net	$227	$244

The Company’s management determined that, customer relationships have no future value as of June 30, 2022 and recorded an impairment charge in the amount of $4.6 million as of that date, and goodwill and trade name have no future value as of December 31, 2022 and recorded impairment charges in the amount of $4.7 million and $1.1 million, respectively, as of that date. Total impairment loss amounted to $0 and $10.4 million for the years ended December 31, 2023 and 2022, respectively.

Amortization expense was $72 thousand and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense over each of the next five years and thereafter is as follows (in thousands):

2024	$68
2025	35
2026	19
2027	18
2028	17
2029 and thereafter	140
Total Amortization	$297

NOTE 9 – INVESTMENTS

In accordance with ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost.

From November 2019 to February 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the amount of $509 thousand which shall bear interest at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021. In the event of conversion by the Company, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of ReLeaf (“Shares”) based on a price per share on a post money valuation of $10.9 million. During 2022, the Company made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of December 31, 2023 and December 31, 2022, the Company recorded an investment in ReLeaf using the cost method of accounting and recorded accrued interest relating to these Loans as well as a reserve on the investment. As of the filing date of this Annual Report, the Company has agreed to convert the Loans and receive Shares as per the Loan terms. The issuance of such shares to the Company is currently pending completion of shareholder agreements and finalization of the capitalization table.

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

Investments, net, at cost, consisted of the following as of December 31 (in thousands):

	2023	2022

Investment in ReLeaf Europe B.V.	$619	$619
Valuation reserve	(568)	(421)
Investment in ReLeaf Europe B.V., net	51	198

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$264	$411

As of December 31, 2023 and 2022, the net investment is based on management’s best estimate of net realizable value, which resulted in a valuation reserve amount of $568 thousand and $421 thousand, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2023	2022

Refunds and returns liability	$566	$551
Accrued interest expense (see Note 11 for amount of related party interest included)	-	233
Accrued payroll	205	82
Accrued vacation leave	81	64
Accrued expenses	154	217
Sales tax payable	336	331
Accrued Expenses	$1,342	$1,478

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

As of December 31, 2023 and 2022, there was no unpaid accrued interest to related parties. Interest expense in regard to related party payables for the years ended December 31, 2023 and 2022 was $0 and $111 thousand, respectively.

Other Related Party Transactions

On April 1, 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the marketing and distribution of certain of our products including the receipt of sales proceeds and the disbursement of any third-party vendor payments. Pursuant to the agreement Sera Labs delegated the performance of substantially all of the related tasks provided under the agreement to itself, leaving the receipt of sales proceeds and the payment of disbursements through ALT. The term of the agreement is month-to-month and can be terminated by either party with thirty days prior written notice or at any time by mutual consent of both parties. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. Total compensation earned for the years ended December 31, 2023 and December 31, 2022 was approximately $0 and $9 thousand, respectively. As of December 31, 2023 and December 31, 2022, unpaid net proceeds due to the Company was approximately $4 thousand and $167 thousand, respectively, including merchant account reserves in the amount of $4 thousand in December 2023 and $153 thousand in December 2022 due from third-party merchant account processors. Merchant account reserves are hold-backs by credit card processors to cover potential customer refunds and chargebacks based on sales levels and are released after 90 to 180 days after activity has significantly declined or ceased entirely. Sales activity through ALT began winding down during 2022 and ceased entirely in 2023, and the agreement was mutually terminated by both parties.

In connection with the provision of these services, ALT’s bank account was used by the Company.  The Distribution Services Agreement with ALT does not contain any specific terms granting access or otherwise authorizing the Company’s employees to use the ALT bank account. Rather, the authorization was granted extemporaneously by the chief executive office of the Company who is the beneficial owner of ALT in order to help facilitate the administration of the agreement. The Company did not have funding needs nor was there a lack of funding. Funding needs was not the business purpose of entering into the agreement with ALT nor did it provide additional liquidity to the Company. The ALT structure afforded Sera Labs logistical flexibility in payment processing to pay its vendors in a timelier manner as required by such vendors (i.e., weekly as is the industry standard for the direct-to-consumer sales channel) than the corporate department could.

On July 25, 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson will provide advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The term of the agreement is through July 25, 2023 and requires Mr. Davidson provide approximately 20 to 25 hours of service per week. Total consulting expenses incurred for the years ended December 31, 2023 and December 31, 2022 were $81 thousand and $63 thousand, respectively. As of December 31, 2023, unpaid consulting fees due to Mr. Davidson were $21 thousand.

NOTE 12 – LOANS PAYABLE

Loans payable consists of the following as of December 31 (in thousands):

	2023	2022
Note to a company due September 29, 2023, including interest at 7.07% per annum; unsecured; interest due monthly	$-	$136
Note to a company due June 6, 2023, including interest at 8.07% per annum; unsecured; interest due monthly	-	25
Note to a company due August 30, 2024, including interest at 8.57% per annum; unsecured; interest due monthly	122	-
Note to a company due June 6, 2024, including interest at 10.92% per annum; unsecured; interest due monthly	17	-
Current portion of loans payable	(139)	(161)
Loans payable, less current portion	$-	$-

Interest expense for the years ended December 31, 2023 and 2022 was approximately $6 thousand and $12 thousand, respectively.

NOTE 13 – NOTES PAYABLE

There were no notes payable outstanding as of December 31, 2023 or 2022.

In May 2020 and August 2020, the Company entered into unsecured promissory notes (the “Notes”) with an investor for $250 thousand and $500 thousand, respectively. The Notes were due on May 18, 2021 and August 12, 2021, respectively, and have an interest rate of 8% per annum, payable in quarterly payments. On October 30, 2021, both the Company and the investor agreed to roll the amount of principal and accrued interest as of October 30, 2021 into new secured promissory notes (“New August & May Notes”) with a new principal amount of $250 thousand and $500 thousand, respectively. The New August & May Notes were due on June 15, 2022 and had an interest rate of 10% per annum, payable at maturity. The New August & May Notes were secured by all the Company’s personal property. On July 22, 2022, the New August & May Notes were paid.

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

Interest expense for the year ended December 31, 2023 and 2022 was approximately $0 and $232 thousand, respectively.

NOTE 14 – CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following at December 31 (in thousands):

	2023	2022

Convertible promissory notes due January 31, 2019, interest payable at 8% per annum; unsecured; principal and accrued interest convertible into common stock at the lower of $1.32 per share or the price per share of the latest closing of a debt or equity offering by the Company greater than $3,000,000; accrued interest due January 31, 2019 and currently in default. The Company offered to either repay the convertible promissory notes or have them converted into shares of common stock of the Company. The beneficial owners of the convertible promissory notes did not communicate their intent to either receive funds or shares before the period for conversion or repayment lapsed.

	$-	$550
Current portion of convertible promissory notes	$-	$550

Interest expense for the year ended December 31, 2023 and 2022 was approximately $44 thousand and $44 thousand, respectively.

NOTE 15 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of convertible promissory notes consists of the following at December 31 (in thousands):

	2023	2022

Series A subordinated convertible note at fair value	$4,597	$5,221
Series B subordinated convertible note at fair value	3,502	3,959
Total convertible promissory notes	8,099	9,180
Less: Investor Note offset – Series B Note	-	-
Carrying value of convertible promissory notes at fair value	8,099	9,180
Less: current portion of convertible promissory notes at fair value	(8,099)	(9,180)
Convertible promissory notes at fair value, less current portion	$-	$-

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

The Series A Note was sold with an original issue discount of $600 thousand and the Series B Note was sold with an original issue discount of $900 thousand. The Investor paid for the Series A Note issued to the Investor by delivering $4.0 million in cash consideration and paid for the Series B Note issued to the Investor by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company was to receive cash in respect of a Series B Note only upon cash repayment of the corresponding Investor Note. At maturity of Series B Note, the Investor Note was automatically satisfied through netting against the Series B Note, as described more fully below, rather than through the payment of cash. Until an Investor Note is repaid, the original issue discount and the rest of the principal under the corresponding Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the corresponding Series B Note becomes “unrestricted” on dollar-for-dollar basis, along with a proportional amount of the original issue discount. Since the issuance of the Investor Note, the Company received an aggregate of $1.0 million from the Investor Note, leaving a remaining balance of $5.0 million of the Investor Note, which was netted against the Series B Note as of the maturity date of October 30, 2021 and included in convertible promissory notes in the balance sheet.

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

Each Convertible Note (other than restricted amounts under a Series B Note) is convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet anti-dilution  upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price. If an Event of Default has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein.

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

The Company recorded a gain of $624 thousand and a gain of $457 thousand relating to the Series A and Series B Notes, respectively, attributed to the change in fair value of the Series A and Series B Notes for the year ended December 31, 2023 and were recorded in the consolidated statement of operations for the year then ended. The Company recorded a loss of $2.1 million and a gain of $2.2 million relating to the Series A and Series B Notes, respectively, attributed to the change in fair value of the Series A and Series B Notes for the year ended December 31, 2022 and were recorded in the consolidated statement of operations for the year then ended.

As of December 31, 2023, the Company has valued the Series A and B notes with consideration of the terms under an existing default.  This was evaluated by the Company’s management and their third-party valuation firm.  In light of the forbearance agreement, litigation filed by the Company, and ongoing communications between the Company and the Investor the likelihood of settlement under those terms was considered remote.  If the Company is required to settle the Series A and B Notes under the default terms, the settlement would be either a cash only payment of approximately $8.7 million or the issuance of 4,096,272 shares of the Company’s common stock plus a cash payment of approximately $8.5 million at the option of the Investor.

NOTE 16 – WARRANT AGREEMENTS

During the years ended December 31, 2023 and 2022, the Company did not issue any warrants.

The Company’s warrant activity was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2021	1,565,447	$2.18	0.66
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(1,252,947)	2.23	-
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired			-
Outstanding, December 31, 2023	312,500	$2.00	0.12
Exercisable at December 31, 2023	312,500	$2.00	0.12

Warrant summary as of December 31, 2023:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	0.12	$2.00	312,500	$2.00
	312,500	0.12	$2.00	312,500	$2.00

Warrant summary as of December 31, 2022:

Range of Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00–$2.00	312,500	1.12	$2.00	312,500	$2.00
	312,500	1.12	$2.00	312,500	$2.00

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2023 and 2022 was $0 and $0, respectively.

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

The Company did not issue any Incentive Stock Options (“ISOs”) during the years ended December 31, 2023 and 2022. The Company issued 50,000 Nonstatutory Stock Options (“NSOs”) to an employee of the Company and 988,288 RSUs to the non-executive members of the Board of Directors during the year ended December 31, 2023. The Company issued 315,000 Nonstatutory Stock Options (“NSOs”) to employees of the Company, 271,664 shares of RCS at a value of $73 thousand to various consultants of the Company, 700,000 shares of RCS to two board members at an aggregate value of $217 thousand and 1,351,688 RSUs to the non-executive members of the Board of Directors during the year ended December 31, 2022.

Vesting periods for awarded RCSs, ISOs and NSOs range from immediate to quarterly over a 4-year period. Vesting periods for RSUs is the earlier of (i) the day prior to the next Annual Meeting of Stockholder following the date of grant, and (ii) one (1) year from the Date of Grant. For ISOs and NSOs awarded, the term to exercise the ISO or NSO is 10 years.

No stock options that contain performance-based vesting conditions vested during the year ended December 31, 2023 and the likelihood of meeting the performance-based condition is currently nil.

Stock Options

The Company’s stock option activity was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Outstanding, December 31, 2021	7,230,068	$1.45	8.27
Granted	315,000	0.27	9.69
Exercised	-	-	-
Forfeited/Expired	(4,375,129)	1.54	-
Outstanding, December 31, 2022	3,169,939	$1.20	8.05
Granted	50,000	.185	9.12
Exercised	-	-	-
Forfeited/Expired	(15,800)	.99	-
Outstanding, December 31, 2023	3,204,139	$1.19	7.08
Exercisable at December 31, 2023	1,425,324	$1.30	6.93

Stock option summary as of December 31, 2023:

Range of Exercise Price	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.156-$3.40	3,204,139	7.08	$1.19	1,425,324	$1.30
	3,204,139	7.08	$1.19	1,425,324	$1.30

Stock option summary as of December 31, 2022:

	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$ 0.156-$3.40	3,169,939	8.05	$1.20	1,107,980	$1.39
	3,169,939	8.05	$1.20	1,107,980	$1.39

The aggregate intrinsic value of options outstanding and exercisable at each of December 31, 2023 and 2022 was $0.

The aggregate grant date fair value of options granted during the year ended December 31, 2023 and 2022 amounted to $9 thousand and $80 thousand, respectively. Compensation expense related to stock options for the year ended December 31, 2023 and 2022 was $272 thousand and $1.0 million, respectively.

As of December 31, 2023, the total unrecognized fair value compensation cost related to unvested stock options was $64 thousand, which is to be recognized over a remaining weighted average period of approximately 1.42 years.

The weighted-average fair value of options granted during the years ended December 31, 2023 and 2022, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton (“Black-Scholes”) option pricing model are as follows for the years ended December 31:

	2023	2022
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.93%	3.24%
Expected stock price volatility	125.95%	123.49%
Expected dividend payout	-	-
Expected option life (in years)	10	10
Expected forfeiture rate	0%	0%

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

The Company’s restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	-	$-
Granted	971,664	0.30
Vested	(971,664)	0.30
Forfeited/Expired	-	-
Non-vested, December 31, 2022	-	$-
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Non-vested, December 31, 2023	-	$-

Compensation expense related to restricted shares for the years ended December 31, 2023 and 2022 was $0 and $0.4 million, respectively.

As of December 31, 2023 and 2022, the Company had no unrecognized compensation expense related to restricted stock awards.

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

The Company’s restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	588,235	$0.70
Granted	1,351,688	0.29
Vested	(588,235)	0.70
Forfeited/Expired	-	-
Outstanding, December 31, 2022	1,351,688	$0.29
Granted	988,288	0.11
Vested	(1,408,156)	0.28
Forfeited/Expired	-	-
Outstanding, December 31, 2023	931,820	0.11

As of December 31, 2023 and 2022, the Company had $103 thousand and $244 thousand, respectively, of total unrecognized compensation expense related to restricted stock units. Compensation will be recognized over a weighted-average period of approximately 0.50 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the years ended December 31, 2023 and 2022 was $300 thousand and $420 thousand, respectively. All compensation expense related to restricted stock units were included in selling, general and administrative expenses for the years ended December 31, 2023 and 2022.

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

From January 1, 2023 to December 31, 2023, the Company issued 1,408,156 shares of common stock, pursuant to vested restricted stock units provided to the Board of Directors.

From January 1, 2023 to December 31, 2023, the Company issued an aggregate of 367,972 shares of common stock, at an average price per share of $0.12, in connection with several consulting agreements. The total value of these issuances was $43 thousand.

On December 31, 2023, the Company issued 4,790,419 shares of common stock in accordance with the terms outlined in the earnout agreement from the Sera Labs merger. The issuance price per share was $0.074.

Common Stock Issuable

In 2018, the Company entered into an amendment to extend the maturity date of a convertible promissory note. As compensation for extending the note, the Company is to issue 150,000 common stock shares of the Company at a price of $2.05 per share.  The stock was never issued and the period for issuance has lapsed.

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

The Company generated a deferred tax asset through the accumulation of net operating loss carry-forwards (“NOL”). The total deferred tax asset is calculated by multiplying the domestic (U.S.) 21% marginal tax rate by the cumulative amount of the NOL. The Company currently has a NOL of approximately $49.0 million, of which $12.4 million expire through 2038, in general, and approximately $36.6 million, which has an infinite life.

The provision for income taxes for the years ending December 31 consists of the following (in thousands):

	2023	2022
Current expense:
Federal	$-	$39
State	3	3
Total current expense	3	42
Deferred expense:
Federal	-	-
State	-	-
Total deferred expense	-	-
Total income tax expense	$3	$42

Deferred income tax assets (liabilities) at December 31 are as follows (in thousands):

	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$10,043	$7,581
Change in fair value of convertible promissory notes	(233)	1,358
Noncash compensation	1,317	1,181
Deferred revenue	123	114
Reserves and accruals	57	98
Lease liability	(5)	3
Other intangibles	(418)	(423)
Inventory reserve	87	124
Stock - based compensation	104	94
Allowance for doubtful accounts		-
Section 174 R&D Expenses	116	116
Total deferred tax assets	11,191	10,246

Deferred income tax liabilities
State income taxes		-
ROU assets		-
Prepaid expenses and other assets	(79)	(172)
Depreciation and amortization	22	(19)
Valuation allowance	(11,134)	(10,055)
Total deferred tax liabilities	(11,191)	(10,246)

Deferred income tax, net	$-	$-

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

The Company has not completed a valuation pursuant to IRC Section 382 and the potential Change in Control, as defined, might limit our NOL usage or render our NOLs completely worthless. Therefore, based upon Management’s evaluation of all available information, the Company has recorded a full valuation reserve (100%) on the deferred tax assets related to the NOLs, since it is more likely than not that no benefit will be realized for the deferred tax assets. The change in the valuation allowance was $1.1 million and $816 thousand for the years ended December 31, 2023 and 2022, respectively.

Open income tax years for audit purposes (Federal and State) are from 2019 through 2023. The Company has not been serviced with any audit notices, as of the year ended December 31, 2023. In addition, the Company is current in filing our sales and income tax returns.

In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2017. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. For tax years that remain open to examination, potential examinations may include questioning of the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the Internal Revenue Code or state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2023 and 2022, the Company has no accrued interest and penalties related to income tax matters.

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of December 31, 2023, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the agreements, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of December 31, 2023, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2023 and 2022.

Operating leases

The Company currently maintains its corporate offices at 5805 Sepulveda Boulevard, Suite 801, Sherman Oaks, CA 91411. The office space consists of 3,822 square feet of office space and the lease agreement (the “Lease”) expired on April 30, 2024. The Company has entered into a new two-year lease with its current landlord for 2,902 square feet of office space in the existing building which expires on April 30, 2026. The lease provides for the payment of base monthly rent in the amount of $7 thousand during the first 12 months of the term with annual increases, over the base monthly rent then in effect, by 3%.

Total rent expense was $123 thousand and $122 thousand for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the current portion of operating lease liability is $45 thousand.

The future payments due under the operating lease for the years ended December 31 are as follows (in thousands):

2024	$46
2025	-
2026	-
2027	-
2028	-
Undiscounted cash flow	46
Effects of discounting	(1)
Lease liabilities recognized	$45

Operating lease

The following table presents supplemental balance sheet information related to operating leases as of December 31 (in thousands, except lease term and discount rate):

	2023	2022
Operating lease
Right-of-use assets, net	$50	$160

Right-of-use lease liabilities, current	$45	$124
Right-of-use lease liabilities, noncurrent	-	46
Total operating lease liabilities	$45	$170

Weighted average remaining lease term
Operating lease	0.29 years	1.29 years

Weighted average discount rate
Operating lease	11.3%	11.3%

Sera Labs Acquisition Contingent stock consideration

In October 2020, the Company acquired all of the issued and outstanding stock of Sera Labs in exchange for consideration of, subject to customary adjustments, an aggregate of approximately (i) $1.0 million in cash and (ii) up to 6,909,091 shares of the Company’s common stock. Pursuant to the Sera Labs Merger Agreement, Sera Labs security holders are also entitled to receive up to 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones. Our chief executive officer who is also a director of the Company is the beneficial owner of the security holders and is therefore entitled to receive the Clawback Shares if earned.  During the original earnout period through the second anniversary of the merger, the Company did not provide the marketing and growth funds to Sera Labs required under the Sera Labs Merger Agreement on which the sales and gross margin milestones were based.  On August 11, 2022, after considering the impact on the Sera Labs’ ability to achieve the prescribed milestones for the issuance of the Clawback Shares due to the under-funding of Sera Labs, the Board agreed to extend the period in which the Clawback Shares may be earned to December 31, 2023.  Our chief executive officer recused herself from the discussion and voting on the resolution approving the extension. On December 31, 2023, the Company issued 4,790,419 shares of common stock pursuant to the Sera Labs Merger Agreement at a value of approximately $355 thousand based on a price per share of $0.074.

The acquisition was accounted for in accordance with ASC 805. The equity consideration to be provided is subject to a variety of earn-out and milestone provisions thus of the 12,897,115 total potential shares to be issued, 5,988,024 shares were considered contingent shares based on the achievement of certain sales and gross margin milestones (“Contingent Shares”).

The following table presents the changes in fair value of contingent stock consideration (in thousands):

Fair value at December 31, 2021	$1,430
Change in fair value of contingent stock consideration	(570)
Fair value at December 31, 2022	860
Change in fair value of contingent stock consideration	(505)
Issuance of shares	(355)
Fair value at December 31, 2023	$-

NOTE 21 – DISCONTINUED OPERATIONS

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

The following table presents the financial results of the pharmaceutical segment for the years ended December 31, 2023 and 2022 which is presented as loss from disposal group in our consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2023	2022
Revenue:
Product sales, net of discounts and refunds	$-	$108
Consulting research & development income	-	58
Shipping and other sales	-	40
Total revenue	-	206

Cost of goods sold:
Cost of goods sold	-	75

Gross profit	-	131

Operating expenses:
Research and development expenses	-	487
Selling, general and administrative expenses	-	526
Depreciation and amortization	-	794
Impairment of goodwill	-	4,728
Total operating expenses	-	6,535

Net loss before income taxes	-	(6,404)

Provision for income taxes	-	-

Net loss	$-	$(6,404)

NOTE 22 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of this Annual Report, May 16, 2024, and except for the below there are no subsequent events that would have required adjustment or disclosure in the audited consolidated financial statements.

On January 4, 2024, Avenir Wellness Solutions, Inc. (the “Company”) and Nancy Duitch, the Chief Executive Officer of the Company (the “Executive”), entered into that certain Senior Secured Promissory Note and Security Agreement (the “Agreement”).

The Agreement provides for a secured loan facility of up to $250,000, of which the Company borrowed an initial amount of $39,000 (the “Initial Principal Amount”) on January 4, 2024. The Agreement provides for the ability of the Company to request additional loan amounts up to $211,000 (the “Future Advances”), inclusive of the outstanding balances of certain credit cards (the “Cards”) used exclusively by the Company of which are issued in the name of the Executive. The portion of the principal amount of the Agreement (the “Principal Amount”) comprised of the Initial Principal Amount and the Future Advances (and excluding the outstanding balances on the Cards), accrues interest at an annual rate of 12%, or 18% in the event of default. The Principal Amount plus all accrued and unpaid interest is due and payable in full on the sooner of: (i) the demand of the Holder; and (ii) March 31, 2024. The Company may prepay the Principal Amount, in whole or in part, without the prior written consent of the Executive and without penalty. The Company granted the Executive a security interest in all of the Company’s present and future personal property.

