Form 10-Q
period 2024-03-31
Avenir Wellness Solutions, Inc.
filed 2024-05-30
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

5805 Sepulveda Blvd., Suite 500, Sherman Oaks, California 91411

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

On May 30, 2024, we had 77,993,348 shares of common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2024

ITEMS IN FORM 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash	$29	$49
Accounts receivable, net	420	443
Inventory, net	170	199
Prepaid expenses and other current assets	227	286
Note receivable - current	360	975
Due from related party	-	4
Total current assets	1,206	1,956

Property and equipment, net	3	4
Operating lease right-of-use asset, net	20	50
Investments, net	264	264
Patents, net	222	227
Other intangibles, net	57	70
Other assets	41	36
Total assets	$1,813	$2,607

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,497	$2,452
Accrued expenses	1,393	1,342
Operating lease payable	12	45
Loans payable	84	139
Note payable - related party	39	-
Fair value of convertible promissory notes	8,520	8,099
Deferred revenue	414	416
Total current liabilities	12,959	12,493

Operating lease payable	-	-

Total liabilities	12,959	12,493

Commitments and contingencies (see Note 18)

Stockholders’ equity (deficit)
Common stock: $0.001 par value; authorized 150,000,000 shares; 77,993,348 and 77,993,348 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	78	78
Additional paid-in capital	113,470	113,435
Accumulated deficit	(124,694)	(123,399)
Total stockholders’ equity (deficit)	(11,146)	(9,886)

Total liabilities and stockholders’ equity (deficit)	$1,813	$2,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Revenue:
Product sales, net of discounts, allowances and refunds	$440	$1,190
Product sales made through a related party	-	48
Total Revenue	$440	$1,238

Cost of goods sold:
Cost of goods sold	94	261

Gross profit	346	977

Operating expenses:
Selling, general and administrative expenses	1,217	2,617
Change in fair value of contingent stock consideration	-	44
Total operating expenses	1,217	2,661

Net operating loss before other income (expense)	(871)	(1,684)

Other income (expense):
Interest income	4	17
Change in fair value of convertible promissory notes	(421)	1,472
Interest expense	(7)	(14)
Total other income (expense)	(424)	1,475

Loss before provision for income taxes	(1,295)	(209)

Provision for income taxes	-	-

Net loss	$(1,295)	$(209)

Basic and diluted loss per share:
Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	77,993,348	71,431,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2023	77,993,348	$78	$113,435	$-	$(123,399)	$(9,886)
Fair value of stock options granted	-	-	5	-	-	5
Fair value of restricted stock units granted	-	-	30	-	-	30
Net loss	-	-	-	-	(1,295)	(1,295)
Balance, March 31, 2024	77,993,348	$78	$113,470	$-	$(124,694)	$(11,146)

Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2	-	-	2
Fair value of stock options granted	-	-	96	-	-	96
Fair value of restricted stock units granted	-	-	113	-	-	113
Net loss	-	-	-	-	(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Net loss	$(1,295)	$(209)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – services	-	2
Change in fair value of contingent stock consideration	-	44
Change in fair value of convertible promissory notes	421	(1,472)
Depreciation and amortization	20	12
Amortization of right-of-use asset	30	26
Inventory reserve for obsolescence	(10)	37
Fair value of vested stock options and restricted stock	35	209

Changes in operating assets and liabilities:
Accounts receivable	23	118
Inventory	39	(193)
Prepaid expenses and other current assets	59	229
Other assets	(5)	-
Due from related party	4	40
Accounts payable	45	(1)
Accrued expenses	51	(138)
Operating lease payable	(33)	(92)
Deferred revenue	(2)	-
Cash (used in) operating activities	(618)	(1,405)

Cash flows from investing activities:
Purchase of intangible assets	(1)	(35)
Repayment from promissory note	615	-
Cash provided by investing activities	614	(35)

Cash flows from financing activities:
Proceeds from note payable to related party	39	-
Repayment of loans payable	(55)	(63)
Cash (used in) financing activities	(16)	(63)

Net increase (decrease) in cash and cash equivalents	(20)	(1,503)

Cash and cash equivalents, beginning of year	49	2,943

Cash and cash equivalents, end of period	$29	$1,440

Supplemental cash flow information:

Cash paid for interest and income taxes:
Interest	$7	$3
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

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

Sera Labs is engaged in the development, production and sale of the Company’s wellness and beauty products and is a trusted leader in the health, wellness and beauty sectors with innovative products containing cutting edge technology and superior ingredients. Sera Labs creates high quality products that use science-backed, proprietary oral and topical formulations. We focus on evidence-based wellness products that are differentiated by using proprietary and/or proven active ingredients that we formulate for greater stability, overall quality and increased bioavailability. Wellness and beauty products can be cosmetics, over-the-counter or dietary supplements which do not require approval from the U.S. Food and Drug Administration but do require following all good manufacturing practices. Thus, they are less costly and can be launched more quickly in the marketplace than pharmaceutical products. More than 25 products are sold under the brand names Seratopical®, Seratopical Revolution® SeraLabs®, and Nutri-Strips™ at affordable prices, making them easily accessible on a global scale. Strategically positioned in the growth categories of beauty and health & wellness, Sera Labs products are sold direct-to-consumer (“DTC”) via online website orders, including opt-in subscribe and save option, and also online and in-store at major national drug, mass retailers, grocery chains and convenience stores and on Amazon.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the two years in the period ended December 31, 2023.

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

As of March 31, 2024, the Company had $29 thousand of cash on hand, had an accumulated deficit of $124.7 million and a working capital deficit of $11.8 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of March 31, 2024, the Company did not have cash balances in excess of the federal insurance limit.

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

Contingent Consideration Liabilities

Business acquisitions of the Company may involve the potential for future payment of consideration to former selling security holders in amounts determined upon the attainment of prescribed financial or other  milestones. The fair value of such liabilities is determined using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows and the risk-adjusted discount rate used to present value the cash flows. These obligations are referred to as contingent consideration.

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

 Sales through Advanced Legacy Technologies LLC (ALT)

In April 2022, pursuant to the Distribution Services Agreement between Sera Labs and ALT (the “Agreement”), ALT was engaged to provide a range of auxiliary services to Sera Labs designed to support the direct-to-consumer (“DTC”) sales channel, enhancing the efficiency and effectiveness of our product distribution. These services include, but are not limited to, processing customer payments, handling customer service inquiries, and managing logistics and fulfillment coordination with our third-party manufacturing and fulfillment vendor (3PL). ALT's role was instrumental in facilitating the seamless operation of our DTC model, acting as an extension of our operational infrastructure to ensure customer satisfaction and streamline sales processes. However, ALT does not have its own employees and the management of the aforementioned processes was performed by employees of Sera Labs. Additionally, pursuant to the Agreement, Sera Labs is permitted to “assign, transfer or otherwise delegate [the] Agreement or any of its rights or obligations [under the Agreement] without the written consent of ALT,” which Sera Labs did in having its employees administer the Agreement.  Under Topic 606, the Company was determined to be the principal in the transactions as we control the product, pricing, and promotions offered to the customers, and we are responsible for product returns and customer satisfaction. Sales through ALT were discontinued in 2023.

The Agreement contemplated the use by ALT of its own bank account, but it did not explicitly authorize Sera Labs employees to directly execute transactions through ALT's bank account. The authorization was granted extemporaneously by the beneficial owner of ALT, who is the chief executive officer of the Company. Such authorization was provided to help facilitate the administration of the Agreement and encompasses the following key features:

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

3.

Operational Integration: The intent was for the integration of ALT’s services to be performed similar to Sera Labs’ operational procedures, ensuring that ALT’s bank account usage is consistent with our overall business objectives and financial reporting practices.

Revenue Recognition

Revenue from eCommerce sales, including DTC sales, are recognized upon receipt of the merchandise by the customer. Sera Labs recognizes revenue in its DTC sales channel based on the principle that control of the specified goods is transferred to the customer. With the Power Keto and Immunity nutraceutical products which were facilitated through ALT, this control is evidenced through our agreement with 3PL, which stipulates that Sera Labs has the unilateral ability to direct 3PL to produce and ship the products directly to the customer upon order receipt. Despite 3PL retaining legal title to the products until the point of sale, the immediate transfer of legal title from Sera Labs to the customer upon sale (flash title transfer) demonstrates Sera Labs' control over the goods.

Key factors supporting our determination as the principal in the ALT transactions include:

Primary Responsibility for Goods and Services: Under the terms of the Agreement, Sera Labs has ultimate responsibility for the specified goods' delivery and quality, indicating our control over the goods before they are transferred to the customer.

Inventory Risk: Under the terms of the Agreement, Sera Labs bears ultimate inventory risk before the goods are transferred to customers, as evidenced by our commitment to purchase the goods from 3PL upon receiving a customer order.

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

Deferred revenue is made up of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Advance payments and customer deposits for commercial products	$414	$416

The following table summarizes the changes in deferred revenue during the period presented (in thousands):

Balance at December 31, 2023	$416
Additions	17
Customer deposits returned	-
Transfers to revenue	(19)
Balance at March 31, 2024	$414

Cost of Goods Sold

Cost of goods sold primarily consists of costs for our products incurred to third-party manufacturers and in-bound freight.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $244 thousand and $497 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

Compensation expense is recognized for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method. See Note 15 – Share-based Payments for additional information.

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

In determining fair value, the Company also considers counterparty credit risk in its assessment of fair value. At March 31, 2024 and December, 31, 2023, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option, and the contingent stock consideration. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input and are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations.

The following table summarizes fair value measurements by level at March 31, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,836	$-	$-	$4,836
Fair value of Series B Note	$3,684	$-	$-	$3,684

The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,597	$-	$-	$4,597
Fair value of Series B Note	$3,502	$-	$-	$3,502

The following table summarizes the changes in Level 3 financial instruments during the three months ended March 31, 2024 (in thousands):

Fair value of Series A and B Notes at December 31, 2023	$8,099
Change in fair value of Series A Note	239
Change in fair value of Series B Note	182
Fair value of Series A and B Notes at March 31, 2024	$8,520

A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the Series A and B Notes that are categorized within Level 3 of the fair value hierarchy is as follows:

	March 31, 2024	December 31, 2023
Stock price	$0.0304	$0.0744
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	69.0%	78.0%
Volatility – Series B Note	69.0%	78.0%
Risk-free interest rate – Series A Note	5.07%	5.13%
Risk-free interest rate – Series B Note	5.07%	5.13%
Interest rate	18.0%	18.0%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Net loss	$(1,295)	$(209)

Weighted average common shares outstanding – basic and diluted	77,993,348	71,431,468

Basic and diluted loss per share	$(0.02)	$(0.00)

The following table summarizes the number of shares excluded from the calculation of diluted net loss per share to the extent they are antidilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,432,203	1,206,173
Warrants	-	312,500

Total	1,432,203	1,935,340

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

Accounting Standards Adopted in 2024

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

ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. ASU 2019-05 provides entities that have certain instruments within the scope of ASC Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall. ASU 2019-11 clarifies guidance around how to report expected recoveries among other narrow-scope and technical improvements. ASU 2020-02 adds a SEC paragraph pursuant to the 7 Table of Contents issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification ASC 326 and updates the SEC section of the Codification for the change in the effective date of ASC 842. ASU 2020-03 makes narrow-scope improvements to various aspects of the financial instrument guidance as part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The Company adopted the applicable guidance in ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2024 and December 31, 2023, accounts receivable consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Customer billed accounts receivable	$420	$443
Allowance for doubtful accounts	-	-
Accounts receivable, net	$420	$443

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Prepaid insurance	$132	$184
Prepaid expenses	22	33
Other current assets	73	69
Prepaid expenses and other current assets	$227	$286

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods and packaging components. The Company’s inventory is stated at the lower of cost (first in, first out basis) or net realizable value.

As of March 31, 2024 and December 31, 2023, the carrying value of inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Packaging components	$60	$84
Finished goods	393	408
	453	492
Reserve for obsolescence	(283)	(293)
Inventory, net	$170	$199

For the three months ended March 31, 2024 and 2023, inventory reserve adjustments amounted to $0 and $37 thousand, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Computer and other equipment	$10	$9
Less accumulated depreciation	(7)	(5)
Property and equipment, net	$3	$4

For the three months ended March 31, 2024 and 2023, depreciation expense amounted to $1 thousand and $1 thousand, respectively.

NOTE 7 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million (the “Note”) in connection with the sale of its pharmaceutical assets (the “Asset Sale”). The Note bears interest at 2.37% per annum and was due on or before July 22, 2023. In the event of default, the interest rate on the Note increases to 2.63% per annum. On July 31, 2023, the repayment terms of the Note were modified by mutual agreement, under which repayment of the Note was to be made in three installments. As of March 31, 2024, the Company received payments and other consideration in the aggregate amount of $1.64 million and the Note was in default with a remaining principal balance due of $360 thousand plus accrued interest. As of the date of this Quarterly Report, the Company received full payment of the remaining balance on the Note including accrued interest.

Note receivable consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
TF Tech Ventures, Inc. secured promissory note	$360	$975
Less: Current portion of note receivable, net	(360)	(975)
Note receivable, net of current portion	$-	$-

NOTE 8 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents, net and Other intangible assets, net consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Intangible assets subject to amortization:
Patents	$316	$316
Other intangibles	142	141
	$458	$457
Accumulated amortization	(179)	(160)
Patents, net and Other intangibles, net	$279	$297

Amortization expense was $18 thousand and $11 thousand for the three months ended March 31, 2024 and 2023, respectively.

The estimated aggregate future amortization expense by period is as follows (in thousands):

2024 (remaining)	$50
2025	35
2026	19
2027	18
2028	17
2029	17
Thereafter	123
Total Amortization	$279

NOTE 9 – INVESTMENTS

During 2019 and 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the aggregate amount of $509 thousand which bore interest at 6% per annum and became due and payable to the Company on the conversion date. During 2022, the Company agreed to convert the Loans and unpaid accrued interest of $56 thousand into shares of ReLeaf as per the Loan terms and also made additional investments in ReLeaf in the aggregate amount of $54 thousand. As of March 31, 2024 and December 31, 2023, the Company recorded its investment in ReLeaf using the cost method of accounting and recorded a valuation reserve on the investment. The issuance of such shares to the Company pursuant to the conversion is currently pending.

As of March 31, 2024, the Company holds 11,357 shares of preferred stock of Biopharmaceutical Research Company (“BRC”) representing a 0.38% interest in BRC. The BRC shares were acquired in 2022 through the conversion of a convertible loan the Company purchased from BRC in May 2021, and the carrying amount of the investment is comprised of the original principal amount of $200 thousand plus unpaid accrued interest of $13 thousand. BRC produces active pharmaceutical ingredients (API) and partners with others on clinical drug development to develop innovative therapeutics for unmet medical needs to gain FDA approval and ultimately achieve commercialization.

Investments, net, at cost, consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(568)	(568)
Investment in ReLeaf Europe B.V., net	51	51

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$264	$264

As of March 31, 2024 and December 31, 2023, the carrying amount of the net investments is based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $568 thousand and $568 thousand, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Refunds and returns liability	$575	$566
Accrued interest expense	1	-
Accrued payroll	257	205
Accrued vacation leave	98	81
Accrued expenses	136	154
Sales tax payable	326	336
Accrued Expenses	$1,393	$1,342

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

In April 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT will provide auxiliary services in connection with the distribution of certain of our products. Compensation for such services amounts to 5% of the net proceeds received from the sale of the products. In 2023, ALT agreed to waive their entire compensation earned pursuant to the agreement and the sale of our product through ALT was discontinued. No compensation was earned for the three months ended March 31, 2024 and 2023. As of March 31, 2024, unpaid net proceeds due to the Company was $0.

In July 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson provided advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The agreement expired July 25, 2023. Total consulting expense incurred to Mr. Davidson for the three months ended March 31, 2024 and 2023 was $0 and $36 thousand, respectively.

The Company has been doing business with a third-party contract manufacturer and formulator in which a member of our board of directors acquired a minority interest during the second quarter of 2023. For the three months ended March 31, 2024, the Company did not purchase goods and services from this manufacturer.

In February 2023, the Company entered into a media buying and digital services agreement (the “Agreement”) with an advertising agency of which a member of our board of directors is an officer (the “Agency”). The Agreement expired in August 2023 and no further expenses have been incurred to the Agency by the Company.

On January 4, 2024, the Company and Nancy Duitch, the Chief Executive Officer of the Company (the “Executive”), entered into a Senior Secured Promissory Note and Security Agreement (the “Agreement”). The Agreement, as amended on March 31, 2024, provides for a secured loan facility of up to $250,000, of which the Company borrowed an initial amount of $39,000 (the “Initial Principal Amount”) on January 4, 2024. The Agreement also provides for the ability of the Company to request additional loan amounts up to $211,000 (the “Future Advances”), inclusive of the outstanding balances of certain credit cards (the “Cards”) used exclusively by the Company of which are issued in the name of the Executive. The portion of the principal amount of the Agreement (the “Principal Amount”) comprised of the Initial Principal Amount and the Future Advances (and excluding the outstanding balances on the Cards), accrues interest at an annual rate of 12%, or 18% in the event of default. The Principal Amount plus all accrued and unpaid interest is due and payable in full on the sooner of: (i) the demand of the Holder; and (ii) December 31, 2024. The Company may prepay the Principal Amount, in whole or in part, without the prior written consent of the Executive and without penalty. The Company granted the Executive a security interest in all of the Company’s present and future personal property.

In the event of default, the Executive may, upon written notice to the Company, declare the Principal Amount, including any accrued interest, immediately due and payable in cash and in full. The following constitutes events of default: (i) the Company fails to pay when due any principal or interest payment on the due date, and such payment has not been made within ten (10) days of the Company’s receipt of the Executive’s written notice to the Company of such failure to pay; (ii) the Company materially breaches any other covenant contained in the Agreement and such failure continues for fifteen (15) days after the Company receives written notice of such material breach from the Executive; (iii) the Company voluntarily files for bankruptcy protection or makes a general assignment for the benefit of creditors; or (iv) the Company is the subject of an involuntary bankruptcy petition and such petition is not dismissed within sixty (60) days.

The outstanding amount of the note as of March 31, 2024 including accrued interest payable is $40 thousand.

As of March 31, 2024 and December 31, 2023, the Company had accrued related party interest of $1 thousand and $0, respectively. Interest expense in regard to related party notes payable for the three months ended March 31, 2024 and 2023 was $1 thousand and $0, respectively.

NOTE 12 – LOANS PAYABLE

Loans payable consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Loan due June 6, 2024, monthly payments including interest at 10.92% per annum; unsecured	$7	$17
Loan due September 29, 2024, monthly payments including interest at 8.57% per annum; unsecured	77	122
Current portion of loans payable	(84)	(139)
Loans payable, less current portion	$-	$-

Interest expense for the three months ended March 31, 2024 and 2023 was $3 thousand and $3 thousand, respectively.

NOTE 13 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of Series A and B convertible promissory notes consists of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023

Series A subordinated convertible note at fair value	$4,836	$4,597
Series B senior secured convertible note at fair value	3,684	3,502
Carrying value of convertible promissory notes at fair value	8,520	8,099
Less: current portion of convertible promissory notes at fair value	(8,520)	(8,099)
Convertible promissory notes at fair value, less current portion	$-	$-

In October 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of a series of two convertible notes with an aggregate principal amount of $11.5 million. Concurrently, the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million, including an original issue discount of $0.9 million, and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes”) with an initial principal amount of $6.9 million, including an original issue discount of $0.9 million.

The Investor paid for the Series A Note by delivering $4.0 million in cash consideration and paid for the Series B Note by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company was to receive cash in respect of the Series B Note upon cash repayment of the corresponding Investor Note. To the extent the Investor Note is not repaid, the remainder of the principal under the Series B Note is considered to be “restricted.” Upon any repayment of the Investor Note, the principal of the Series B Note becomes “unrestricted” on a dollar-for-dollar basis.

The Series A Note matured on October 30, 2022 and is currently in default. The Series B Note was originally set to mature on October 30, 2021 but it matured earlier on the date of default of the Series A Note (the “Maturity Date”) and is also currently in default. No action by the Investor has been pursued on the Convertible Notes as of the date of this Quarterly Report.

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

Conversion; Alternate Conversion upon Event of Default

The Convertible Notes (other than the restricted portion of the Series B Note) are convertible, at the option of the Investor, into shares of Common Stock at a conversion price of $1.32 per share. The conversion price is subject to full ratchet antidilution protection upon any transaction in which the Company is deemed to have granted, issued or sold, any shares of Common Stock. If the Company enters into any agreement to issue any variable rate securities, other than a bona fide at-the-market offering or equity line of credit, the Investor has the additional right to substitute such variable price (or formula) for the conversion price.

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

The Company recognized a loss of $421 thousand and a gain of $1.5 million attributed to the aggregate changes in fair value of the Series A and B Notes for the three months ended March 31, 2024 and 2023, respectively, which were recorded in the unaudited condensed consolidated statements of operations.

As of March 31, 2024, the Company valued the Series A and B Notes giving consideration to the terms under the existing default. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either (i) a cash payment of $9.1 million, or (ii) the issuance of 4,096,272 shares of the Company’s common stock plus a cash payment of $9.0 million, at the option of the Investor.

NOTE 14 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2023	312,500	$2.00	0.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(312,500)	$2.00
Outstanding, March 31, 2024	-	$-	-
Exercisable at March 31, 2024	-	$-	-

Warrant summary as of December 31, 2023:

Exercise Price	Number of Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$2.00	312,500	0.12	$2.00	312,500	$2.00
	312,500	0.12	$2.00	312,500	$2.00

There were no warrants granted during the three months ended March 31, 2024 and 2023.

NOTE 15 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan” or the “Plan”) provides for the awarding of stock options, restricted stock and restricted stock units to certain employees, including executive officers, non-employee members of the Board of Directors of the Company (the “Board”) and consultants. Of the 10 million shares authorized under the Plan, there are 1,341,323 remaining shares available for grant as of March 31, 2024.

During 2020, the Company granted an option to purchase 1,518,194 shares of the Company’s common stock to a consultant that contains performance-based vesting conditions where revenue milestones must be met by December 5, 2024 (the “Performance Period”). No option shares that contain performance-based vesting conditions vested during the three months ended March 31, 2024 and it is improbable that the performance-based conditions will be met prior to the end of the Performance Period.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	3,169,942	$1.20	8.05
Granted	50,000	0.185	9.12
Exercised	-	-	-
Forfeited/Expired	(15,800)	0.99	-
Outstanding, December 31, 2023	3,204,142	$1.19	7.08
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(50,000)	0.99	-
Outstanding, March 31, 2024	3,154,142	$1.20	6.80
Exercisable at March 31, 2024	1,432,203	$1.30	6.69

Range of Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	3,154,142	6.80	$1.20	1,432,203	$1.30
	3,154,142	6.80	$1.20	1,432,203	$1.30

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2024 was $0.

The aggregate grant date fair value of options granted during the three months ended March 31, 2024 and 2023 amounted to $0 and $0, respectively. Compensation expense related to stock options for the three months ended March 31, 2024 and 2023 was $5 thousand and $95 thousand, respectively.

As of March 31, 2024, total unrecognized fair value of compensation cost related to unvested stock options was $53 thousand, which is to be recognized over a remaining weighted average period of 1.28 years.

Restricted Stock Units

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,351,668	$0.29
Granted	988,288	0.12
Vested	(1,408,156)	0.28
Forfeited/Expired	-	-
Outstanding, December 31, 2023	931,820	$0.11
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, March 31, 2024	931,820	$0.11

As of March 31, 2024 and December 31, 2023, the Company had $25 thousand and $54 thousand, respectively, of total unrecognized compensation expense related to unvested restricted stock units, which will be recognized as compensation expense over weighted-average periods of 0.25 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the three months ended March 31, 2024 and 2023 was $29 thousand and $113 thousand, respectively. All compensation expense related to restricted stock units is included in selling, general and administrative expenses.

NOTE 16 – COMMON STOCK

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share. All issuances of common stock are issued from the Company’s authorized but not issued and outstanding shares.

 From January 1, 2023 to March 31, 2023, the Company issued 15,000 common stock shares, at a price per share of $0.132 in connection with a consulting agreement. The total value of these issuances was $2 thousand.

From January 1, 2024 to March 31, 2024, the Company issued no shares of its common stock.

NOTE 17 – CONTINGENT STOCK CONSIDERATION

In October 2020, the Company acquired all of the issued and outstanding stock of Sera Labs in exchange for consideration of (i) $1.0 million in cash and (ii) 5,014,868 shares of the Company’s common stock. In addition, the Sera Labs security holders were also entitled to receive up to an additional 5,988,024 shares of the Company’s common stock (the “Clawback Shares”) based on the achievement of certain sales and gross margin milestones through December 31, 2023. As of December 31, 2023, 4,790,419 of the Clawback Shares were earned and the remaining 1,197,605 shares were forfeited and cancelled.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of March 31, 2024, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of March 31, 2024, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2024 and December 31, 2023.

Operating Lease

The Company currently maintains its leased corporate offices at 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, CA 91411. The lease agreement (the “Lease”), which expires on April 30, 2026, provides for the payment of base monthly rent in the amount of $7 thousand during the first 12 months of the term with an increase of 3% over the base monthly rent beginning on the one-year anniversary of the Lease. The Company previously occupied Suite 801 in the same building under a lease agreement that expired on April 30, 2024.

Rent expense was $31 thousand and $31 thousand for the three months ended March 31, 2024 and 2023, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” and has recognized a right-of-use asset and a lease liability based on the present value of its lease payments over its lease term. The Company used the services of a third-party valuation company to compute the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available in the lease agreement. The concluded IBR is 11.30%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

The future payments due under the operating lease by year as of March 31, 2024 are as follows (in thousands):

Future Operating Lease Payments
2024 (remaining)	$11

Undiscounted cash flow	11
Effects of discounting	(1)
Lease liability recognized	$10

The following table presents supplemental balance sheet information related to operating lease as of March 31, 2024 and December 31, 2023 (in thousands, except lease term and discount rate):

	March 31, 2024	December 31, 2023
Operating lease
Right-of-use asset, net	$20	$50

Right-of-use lease liability, current	$12	$45
Right-of-use lease liability, noncurrent	-
Total operating lease liability	$12	$45

Weighted average remaining lease term
Operating lease	0.01 years	0.29 years

Weighted average discount rate
Operating lease	11.30%	11.30%

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report, May 30, 2024, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, as well as the audited consolidated financial statements and the notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on May 17, 2024 (our “2023 Annual Report”).

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

Known Trends and Uncertainties

Inflation

The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and high interest rates, and many economists believe that a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

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

In addition, while we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Hamas, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Hamas war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Hamas war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Revenue for the three months ended March 31, 2024 was $440 thousand as compared to $1.2 million for the three months ended March 31, 2023. The $798 thousand decrease in net sales for the three months ended March 31, 2024 was due to a decrease in unit sales of our ingestible wellness products ($785 thousand) due to reductions in advertising and the use of affiliate marketers in 2024 and a decrease in unit sales in our Nutri-Strip product line due to a reduction in television advertising ($90 thousand) offset in part by an increase in unit sales of our Seratopical Revolution products lead by DNA Complex ($101 thousand) which launched in the second quarter of 2023.

Cost of Goods Sold

Cost of goods sold was $94 thousand, or 21.4% of net sales, in the three months ended March 31, 2024, compared to $261 thousand, or 21.1% of net sales, in the three months ended March 31, 2023. Cost of goods sold decreased by $167 thousand during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 primarily due to the overall decrease in unit sales of our products. Cost of goods sold for our Seratopical ingestible wellness products decreased by $67 thousand, shipping and fulfillment costs decreased by $57 thousand and due to the phase out of Power Keto product, lower unit sales resulted in a cost decrease of $14 thousand.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2024 are summarized as follows in comparison to such expenses for the three months ended March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023

Marketing and advertising	$244	$780
Salaries and wages	442	498
Selling, general and administrative	332	739
Professional services and investor relations	165	390
Share-based compensation	34	210
Total selling, general and administrative expenses	$1,217	$2,617

Marketing and Advertising

Marketing and advertising decreased by $536 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease is primarily due to the decreased use of affiliate marketers ($506 thousand) to market and sell our products in the direct-to-consumer channel of distribution and less media/on-line digital advertising (e.g., Facebook, e-mail/SMS, Google) in 2024.

Salaries and Wages

Salaries and wages decreased by $56 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was primarily due to the lower employee headcount during the 2024 period when compared to the same period in 2023.

Selling, General and Administrative

Selling, general and administrative decreased by $407 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease is due to a reduction of $250 thousand in brand ambassador expense due to the expiration of the related contract, a $68 thousand reduction in sales consulting fees due to the implementation of cost saving initiatives, and a $93 thousand reduction in merchant account fees, customer service and other expenses corresponding to the decrease in sales in our direct-to-consumer (“DTC”) channel of distribution.

Professional Services and Investor Relations

Professional services and investor relations decreased by $225 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was due primarily to a reduction in our investor relations initiatives ($176 thousand) in an effort to conserve cash and a reduction in our use of outsourced accounting services ($41 thousand) in 2024 compared to 2023.

Share-based Compensation

Share-based compensation decreased by $176 thousand for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was primarily due to a reduction in the amount of unvested stock options and restricted stock units outstanding as of the beginning of these periods which resulted from the full vesting in the fourth quarter of 2023 of certain stock options and a reduction in the aggregate value of restricted stock units granted in 2023 compared to 2022 from the Amended and Restated Avenir Wellness Solutions, Inc. 2017 Equity Incentive Plan.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by $44 thousand for the three months ended March 31, 2024, as compared the three months ended March 31, 2023. The decrease during the three months ended March 31, 2024 was due to the completion of the earn-out period as of December 31, 2023 with no further valuations required thereafter.

Other Income (Expense) (in thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Interest income	$4	$17
Change in fair value of convertible promissory notes	(421)	1,472
Interest expense	(7)	(14)
Total other income (expense), net	$(424)	$1,475

Other income (expense) decreased by $1.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was primarily due to an increase in the change in fair value of convertible promissory notes of $1.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the three months ended March 31, 2024 of $618 thousand, and as of March 31, 2024, we had a cash balance of $29 thousand and an accumulated deficit of $124.7 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

We plan to use our cash within the twelve months from March 31, 2024 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of March 31, 2024 and December 31, 2023

Working Capital Deficit (in thousands)

	March 31, 2024	December 31, 2023
Current assets	$1,206	$1,956
Current liabilities	(12,959)	(12,493)
Working capital (deficiency)	$(11,753)	$(10,537)

Working capital deficit as of March 31, 2024 was $11.8 million, compared to the working capital deficit of $10.5 million as of December 31, 2023. As of March 31, 2024, current assets were $1.2 million, comprised primarily of (i) cash of $29 thousand; (ii) accounts receivable, net of $420 thousand; (iii) inventory, net of $170 thousand; (iv) prepaid expenses and other assets of $227 thousand; and (v) current notes receivable of $360 thousand. As of December 31, 2023, current assets were $2.0 million, comprised primarily of (i) cash of $49 thousand; (ii) accounts receivable, net of $443 thousand; (iii) inventory, net of $199 thousand; (iv) prepaid expenses and other assets of $286 thousand; and (v) current notes receivable of $975 thousand.

As of March 31, 2024, current liabilities were $12.9 million, comprised primarily of (i) $8.6 million in loans and fair value of convertible promissory notes; (ii) $2.5 million in accounts payable; (iii) $1.4 million in accrued expenses, (iv) $12 thousand of operating lease payables, and (v) deferred revenue of $414 thousand. Comparatively, as of December 31, 2023, current liabilities were $12.5 million, comprised primarily of (i) $8.2 million in loans, convertible notes payable and fair value of convertible promissory notes, (ii) 2.5 million in accounts payable; (iii) $416 thousand in deferred revenue, (iv) $1.3 million in accrued expenses, and (v) $45 thousand of operating lease payables.

Net Cash (in thousands)

	For the Three months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(618)	$(1,405)
Net cash provided by (used in) investing activities	614	(35)
Net cash provided by (used in) financing activities	(16)	(63)
Net increase (decrease) in cash	$(20)	$(1,503)

Net cash used in Operating Activities

Net cash used in operating activities was $618 thousand during the three months ended March 31, 2024. This was primarily due to the net loss from continuing operations of $1.3 million reduced by the non-cash gain related to the increase in fair value of convertible promissory notes of $421 thousand, an increase in accrued expenses of $51 thousand, an increase in accounts payable of $45 thousand, the non-cash charges related to the fair value of vested stock options and restricted stock of $35 thousand and a decrease in prepaid expenses of $59 thousand.

Comparatively, net cash used in operating activities was $1.4 million during the three months ended March 31, 2023. This was primarily due to the net loss from continuing operations of $209 thousand, which included the decrease in fair value of convertible promissory notes of $1.5 million and the increase in inventory, net of $193 thousand and the decrease in accrued expenses of $138 thousand offset by the decrease in prepaid expense of $229 thousand and the decrease in accounts receivable of $118 thousand.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of $614 thousand during the three months ended March 31, 2024 was due to the repayment on the note receivable from TF Tech ($615 thousand) offset in part by the purchase of intangible assets ($1 thousand). Comparatively, net cash of $35 thousand was used by investing activities during the three months ended March 31, 2023 for purchases of intangible assets.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $16 thousand during the three months ended March 31, 2024 was due to the repayment of loans payable of $55 thousand offset in part by the receipt of proceeds from the note payable to a related party of $39 thousand. Correspondingly, net cash used by financing activities of $63 thousand during the three months ended March 31, 2023 was due to the repayment of notes payable.

In the event that such working capital is insufficient, we may need to raise additional operating capital in the remainder of calendar year 2024 in order to maintain our operations and to realize our strategic plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we may not have the cash resources to continue as a going concern thereafter.

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

Our 2023 Annual Report contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in this Quarterly Report. There have been no material changes to these policies reported in our 2023 Annual Report. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in this Quarterly Report for information regarding recently adopted accounting standards.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2024, the end of the period covered by this Quarterly Report. Based on this assessment, management, including our Principal Executive Officer and Principal Financial and Principal Accounting Officer, concluded that as of March 31, 2024, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified two weaknesses in our internal control:

1.

During the preparation of our 10-K filing for the year ended December 31, 2022, we identified an error in the calculation of earnings per share (EPS) that affected the financial statements included in the second and third quarterly reports on Form 10-Q in 2021, the annual report on Form 10-K for 2021, and the quarterly report on Form 10-Q for the first quarter of 2022. The error was attributed to a spreadsheet error which caused the incorrect calculation of the weighted average shares outstanding used to compute EPS.  Upon discovery, we promptly initiated a comprehensive review of our EPS calculations and revised our reported EPS figures accordingly.

2.	The segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of March 31, 2024.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

•	re-design of our accounting processes and control procedures;
•

implementing additional review and verification processes for the calculation of EPS, and other spreadsheet calculations and enhancing our training programs for personnel involved in the financial reporting process to prevent similar errors in the future; and

•	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

During the fiscal year ended December 31, 2023, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.

The following are the primary remediation efforts made by us:

•	prepare accounting memos relating to the debt issuances made by us during 2023 and 2022 which include derivative and warrants;

•	review fair value of convertible promissory notes in relation to the Series A and B Notes;

•	review of impairment of long-lived assets including goodwill and intangibles; and

•	review periodic reports to ensure the appropriate disclosures are made within the SEC filed documents.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended March 31, 2024. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 18 – Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2023 Annual Report on Form 10-K (the “2023 Annual Report”).

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Quarterly Report and the factors discussed under Part I, Item 1A. “Risk Factors” in our 2023 Annual Report. There have been no material changes from the risk factors previously disclosed in such filing.

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: May 30, 2024	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: May 30, 2024	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

