Form 10-Q
period 2024-06-30
Avenir Wellness Solutions, Inc.
filed 2024-08-14
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 14, 2024, we had 77,993,348 shares of common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2024

ITEMS IN FORM 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash	$19	$49
Accounts receivable, net	49	443
Inventory, net	151	199
Prepaid expenses and other current assets	101	286
Note receivable - current	-	975
Due from related party	-	4
Total current assets	320	1,956

Property and equipment, net	3	4
Operating lease right-of-use asset, net	146	50
Investments, net	264	264
Patents, net	218	227
Other intangibles, net	43	70
Other assets	36	36
Total assets	$1,030	$2,607

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,283	$2,452
Accrued expenses	1,453	1,342
Operating lease payable	65	45
Loans payable	31	139
Note payable - related party	36	-
Fair value of convertible promissory notes	8,694	8,099
Deferred revenue	408	416
Total current liabilities	12,970	12,493

Operating lease payable	74	-

Total liabilities	13,044	12,493

Commitments and contingencies (see Note 18)

Stockholders’ equity (deficit)
Common stock: $0.001 par value; authorized 150,000,000 shares; 77,993,348 and 77,993,348 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	78	78
Additional paid-in capital	113,499	113,435
Accumulated deficit	(125,591)	(123,399)
Total stockholders’ equity (deficit)	(12,014)	(9,886)

Total liabilities and stockholders’ equity (deficit)	$1,030	$2,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue:
Product sales, net of discounts and refunds	$287	$949	$727	$2,139
Product sales made through a related party	-	23	-	71
Total Revenue	$287	$972	$727	$2,210

Cost of goods sold:
Cost of goods sold	58	278	152	539

Gross profit	229	694	575	1,671

Operating expenses:
Selling, general and administrative expenses	944	2,542	2,161	5,159
Change in fair value of contingent stock consideration	-	(352)	-	(308)
Total operating expenses	944	2,190	2,161	4,851

Net operating loss before other income (expense)	(715)	(1,496)	(1,586)	(3,180)

Other income (expense):
Interest income	1	15	5	32
Change in fair value of convertible promissory notes	(174)	507	(595)	1,979
Interest expense	(6)	(13)	(13)	(27)
Total other income (expense)	(179)	509	(603)	1,984

Loss before provision for income taxes	(894)	(987)	(2,189)	(1,196)

Provision for income taxes	(3)	-	(3)	-

Net loss	$(897)	$(987)	$(2,192)	$(1,196)

Basic and diluted loss per share
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	77,993,348	71,479,697	77,993,348	71,455,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2023	77,993,348	$78	$113,435	$-	$(123,399)	$(9,886)
Fair value of stock options granted	-	-	5	-	-	5
Fair value of restricted stock units granted	-	-	30	-	-	30
Net loss	-	-	-	-	(1,295)	(1,295)
Balance, March 31, 2024	77,993,348	$78	$113,470	$-	$(124,694)	$(11,146)

Fair value of stock options granted	-	-	5	-	-	5
Fair value of restricted stock units granted	-	-	24	-	-	24
Net loss	-	-	-	-	(897)	(897)
Balance, June 30, 2024	77,993,348	$78	$113,499	$-	$(125,591)	$(12,014)

Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2	-	-	2
Fair value of stock options granted	-	-	96	-	-	96
Fair value of restricted stock units granted	-	-	113	-	-	113
Net loss	-	-	-	-	(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)
Issuance of common stock for professional services	254,790	1	31	-	-	32
Fair value of stock options granted	-	-	75	-	-	75
Fair value of restricted stock units granted	-	-	115	-	-	115
Net loss	-	-	-	-	(987)	(987)
Balance, June 30, 2023	71,696,591	$72	$112,903	$308	$(121,151)	$(7,868)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Net loss	$(2,192)	$(1,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – services	-	33
Change in fair value of contingent stock consideration	-	(308)
Change in fair value of convertible promissory notes	595	(1,979)
Depreciation and amortization	38	30
Amortization of right-of-use asset	62	53
Inventory reserve for obsolescence	(12)	(119)
Fair value of vested stock options and restricted stock	64	399

Changes in operating assets and liabilities:
Accounts receivable	394	62
Inventory	60	(17)
Prepaid expenses and other current assets	185	294
Due from related party	4	117
Accounts payable	(169)	204
Accrued expenses	111	(111)
Operating lease payable	(64)	(60)
Deferred revenue	(8)	-
Cash (used in) operating activities	(932)	(2,598)

Cash flows from investing activities:
Purchase of intangible assets	(1)	(44)
Repayment of note receivable	975	-
Cash provided by investing activities	974	(44)

Cash flows from financing activities:
Proceeds from note payable to related party	39	-
Repayment of note payable to related party	(3)	-
Repayment of loans payable	(108)	(126)
Cash (used in) financing activities	(72)	(126)

Net increase (decrease) in cash and cash equivalents	(30)	(2,768)

Cash and cash equivalents, beginning of year	49	2,943

Cash and cash equivalents, end of period	$19	$175

Supplemental cash flow information:

Cash paid for interest and income taxes:
Interest	$11	$5
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

As of June 30, 2024, the Company had $19 thousand of cash on hand, had an accumulated deficit of $126.0 million and a working capital deficit of $12.7 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

We have previously funded our operating losses primarily through the issuance of common stock and/or promissory notes and cash generated from our product sales. We anticipate that we will incur decreased operating losses and negative cash flows from operations as we execute on our strategic and business development initiatives and with the elimination of overhead and operating expenses related to the Company’s pharmaceutical business segment that have been discontinued in connection with the sale of its pharmaceutical assets (the “Asset Sale”). There can be no assurance, however, that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of June 30, 2024, the Company did not have cash balances in excess of the federal insurance limit.

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

 Sales through Related Party - Advanced Legacy Technologies LLC (ALT)

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

Deferred revenue is made up of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Advance payments and customer deposits for commercial products	$408	$416

The following table summarizes the changes in deferred revenue during the period presented (in thousands):

Balance at December 31, 2023	$416
Additions	37
Customer deposits returned	-
Transfers to revenue	(45)
Balance at June 30, 2024	$408

Cost of Goods Sold

Cost of goods sold primarily consists of costs for our products incurred to third-party manufacturers and in-bound freight.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $185 thousand and $700 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company recorded advertising costs of $429 thousand and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

In determining fair value, the Company also considers counterparty credit risk in its assessment of fair value. At June 30, 2024 and December, 31, 2023, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input and are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations.

The following table summarizes fair value measurements by level at June 30, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,907	$-	$-	$4,907
Fair value of Series B Note	$3,787	$-	$-	$3,787

The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,597	$-	$-	$4,597
Fair value of Series B Note	$3,502	$-	$-	$3,502

The following table summarizes the changes in Level 3 financial instruments during the six months ended June 30, 2024 (in thousands):

Fair value of Series A and B Notes at December 31, 2023	$8,099
Change in fair value of Series A Note	310
Change in fair value of Series B Note	285
Fair value of Series A and B Notes at June 30, 2024	$8,694

A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the Series A and B Notes that are categorized within Level 3 of the fair value hierarchy is as follows:

	June 30, 2024	December 31, 2023
Stock price	$0.0519	$0.0744
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	70.5%	78.0%
Volatility – Series B Note	70.5%	78.0%
Risk-free interest rate – Series A Note	5.35%	5.13%
Risk-free interest rate – Series B Note	5.35%	5.13%
Interest rate	18.0%	18.0%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss	$(897)	$(987)	$(2,192)	$(1,196)
Weighted average common shares outstanding – basic and diluted	77,993,348	71,479,697	77,993,348	71,455,716

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The following table summarizes the number of shares excluded from the calculation of diluted net loss per share to the extent they are antidilutive for the periods presented:

	For the Six Months Ended June 30,
	2024	2023

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,435,954	1,297,491
Warrants	-	312,500
Shares to be issued upon conversion of convertible payable	-	609,925

Total	1,435,954	2,219,916

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of June 30, 2024 and December 31, 2023, accounts receivable consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Customer billed accounts receivable	$49	$443
Allowance for doubtful accounts	-	-
Accounts receivable, net	$49	$443

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Prepaid insurance	$79	$184
Prepaid expenses	15	33
Other current assets	7	69
Prepaid expenses and other current assets	$101	$286

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods and packaging components. The Company’s inventory is stated at the lower of cost (first in, first out basis) or net realizable value.

As of June 30, 2024 and December 31, 2023, the carrying value of inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Packaging components	$60	$84
Finished goods	372	408
	432	492
Reserve for obsolescence	(281)	(293)
Inventory, net	$151	$199

For the three months ended June 30, 2024 and 2023, there were no inventory reserve adjustments. For the six months ended June 30, 2024 and 2023, inventory reserve adjustments amounted to $0 and $37 thousand, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023

Computer and other equipment	$10	$9
Less accumulated depreciation	(7)	(5)
Property and equipment, net	$3	$4

For the three months ended June 30, 2024 and 2023, depreciation expense amounted to $1 thousand and $1 thousand, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense amounted to $2 thousand and $1 thousand, respectively.

NOTE 7 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million (the “Note”) in connection with the Asset Sale. The Note bears interest at 2.37% per annum and was due on or before July 22, 2023. In the event of default, the interest rate on the Note increases to 2.63% per annum. On July 31, 2023, the repayment terms of the Note were modified by mutual agreement, under which repayment of the Note was to be made in three installments. As of June 30, 2024, the Note plus accrued interest was paid in full.

Note receivable consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
TF Tech Ventures, Inc. secured promissory note	$-	$975
Less: Current portion of note receivable, net	-	(975)
Note receivable, net of current portion	$-	$-

NOTE 8 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents, net and Other intangible assets, net consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Intangible assets subject to amortization:
Patents	$316	$316
Other intangibles	142	141
	$458	$457
Accumulated amortization	(197)	(160)
Patents, net and Other intangibles, net	$261	$297

Amortization expense was $18 thousand and $18 thousand for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $36 thousand and $29 thousand for the six months ended June 30, 2024 and 2023, respectively.

The estimated aggregate future amortization expense by period is as follows (in thousands):

2024 (remaining)	$33
2025	34
2026	19
2027	17
2028	17
2029	17
Thereafter	124
Total Amortization	$261

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

As of June 30, 2024, the Company holds 11,357 shares of preferred stock of Biopharmaceutical Research Company (“BRC”) representing a 0.38% interest in BRC. The BRC shares were acquired in 2022 through the conversion of a convertible loan the Company purchased from BRC in May 2021, and the carrying amount of the investment is comprised of the original principal amount of $200 thousand plus unpaid accrued interest of $13 thousand. BRC produces active pharmaceutical ingredients (API) and partners with others on clinical drug development to develop innovative therapeutics for unmet medical needs to gain FDA approval and ultimately achieve commercialization.

Investments, net, at cost, consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(568)	(568)
Investment in ReLeaf Europe B.V., net	51	51

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$264	$264

As of June 30, 2024 and December 31, 2023, the carrying amount of the net investments is based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $568 thousand and $568 thousand, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023

Refunds and returns liability	$581	$566
Accrued interest expense	2	-
Accrued payroll	241	205
Accrued vacation leave	100	81
Accrued expenses	209	154
Sales tax payable	320	336
Accrued Expenses	$1,453	$1,342

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

In April 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT provided auxiliary services in connection with the distribution of certain of our products in exchange for compensation in the amount of 5% of the net proceeds received from the sale of the products. In 2023, ALT agreed to waive their entire compensation earned pursuant to the agreement and the sale of our product through ALT was discontinued. No compensation was earned for the six months ended June 30, 2024 and 2023. As of June 30, 2024, there were no outstanding balances between ALT and to the Company.

In July 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson provided advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The agreement expired July 25, 2023. Total consulting expense incurred to Mr. Davidson for the six months ended June 30, 2024 and 2023 was $0 and $72 thousand, respectively.

The Company has been doing business with a third-party contract manufacturer and formulator in which a member of our board of directors acquired a minority interest during the second quarter of 2023. For the six months ended June 30, 2024, the Company did not purchase goods and services from this manufacturer.

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

The outstanding amount of the note as of June 30, 2024 including accrued interest payable is $38 thousand.

As of June 30, 2024 and December 31, 2023, the Company had accrued related party interest of $2 thousand and $0, respectively. Interest expense in regard to related party notes payable for the three months ended June 30, 2024 and 2023 was $1 thousand and $0, respectively. Interest expense in regard to related party notes payable for the six months ended June 30, 2024 and 2023 was $2 thousand and $0, respectively.

NOTE 12 – LOANS PAYABLE

Loans payable consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Loan due June 6, 2024, monthly payments including interest at 10.92% per annum; unsecured	$-	$17
Loan due September 29, 2024, monthly payments including interest at 8.57% per annum; unsecured	31	122
Current portion of loans payable	(31)	(139)
Loans payable, less current portion	$-	$-

Interest expense for the three months ended June 30, 2024 and 2023 was $2 thousand and $3 thousand, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $4 thousand and $4 thousand, respectively.

NOTE 13 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of Series A and B convertible promissory notes consists of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023

Series A subordinated convertible note at fair value	$4,907	$4,597
Series B senior secured convertible note at fair value	3,787	3,502
Carrying value of convertible promissory notes at fair value	8,694	8,099
Less: current portion of convertible promissory notes at fair value	(8,694)	(8,099)
Convertible promissory notes at fair value, less current portion	$-	$-

In October 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”) for the purchase of a series of two convertible notes with an aggregate principal amount of $11.5 million. Concurrently, the Company consummated the sale to the Investor of a Series A subordinated convertible note (the “Series A Note”) with an initial principal amount of $4.6 million, including an original issue discount of $0.6 million, and a Series B senior secured convertible note (the “Series B Note,” and together with the Series A Note, the “Convertible Notes”) with an initial principal amount of $6.9 million, including an original issue discount of $0.9 million.

The Investor paid for the Series A Note by delivering $4.0 million in cash consideration and paid for the Series B Note by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $6.0 million. The Company was to receive cash in respect of the Series B Note upon cash repayment of the corresponding Investor Note. To date, $1.0 million of the Investor Note was repaid, and to the extent the Investor Note is not repaid, the remainder of the principal under the Series B Note is considered to be “restricted.”

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

Payment of Amounts Due under the Convertible Notes

On the Maturity Date, the Company shall pay to the Investor an amount in cash (other than the restricted portion of the Series B Note) representing all outstanding principal, Make-Whole Amount (as defined in the Convertible Notes), if any, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the Convertible Notes) on such principal. The remaining restricted amount of $5.0 million under the Series B Note has been automatically satisfied on the Maturity Date (in lieu of a cash payment) by Maturity Netting (as defined in the Investor Note described below).

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

Due to the Event of Default that has occurred under the Convertible Notes, the Investor may elect to alternatively convert the Convertible Notes at the redemption premium described therein.

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

The Company recognized a loss of $595 thousand and a gain of $2.0 million attributed to the aggregate changes in fair value of the Series A and B Notes for the six months ended June 30, 2024 and 2023, respectively, which were recorded in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, the Company valued the Series A and B Notes giving consideration to the terms under the existing default. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either (i) a cash payment of $9.5 million, or (ii) the issuance of 4,096,272 shares of the Company’s common stock plus a cash payment of $9.4 million, at the option of the Investor.

NOTE 14 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2023	312,500	$2.00	0.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(312,500)	$2.00	-
Outstanding, June 30, 2024	-	$-	-
Exercisable at June 30, 2024	-	$-	-

There were no warrants granted during the six months ended June 30, 2024 and 2023.

NOTE 15 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan” or the “Plan”) provides for the awarding of stock options, restricted stock and restricted stock units to certain employees, including executive officers, non-employee members of the Board of Directors of the Company (the “Board”) and consultants. Of the 10 million shares authorized under the Plan, there are 1,391,323 remaining shares available for grant as of June 30, 2024.

During 2020, the Company granted an option to purchase 1,518,194 shares of the Company’s common stock to a consultant that contains performance-based vesting conditions where revenue milestones must be met by December 5, 2024 (the “Performance Period”). No option shares that contain performance-based vesting conditions vested during the six months ended June 30, 2024 and it is improbable that the performance-based conditions will be met prior to the end of the Performance Period.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	3,169,942	$1.20	8.05
Granted	50,000	0.185	9.12
Exercised	-	-	-
Forfeited/Expired	(15,800)	0.99	-
Outstanding, December 31, 2023	3,204,142	$1.19	7.08
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(100,000)	0.17	-
Outstanding, June 30, 2024	3,104,142	$1.22	6.51
Exercisable at June 30, 2024	1,435,954	$1.30	6.44

Range of Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	3,104,142	6.51	$1.22	1,435,954	$1.30
	3,104,142	6.51	$1.22	1,435,954	$1.30

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2024 was $0.

No options were granted during the three-month periods ending June 30, 2024 and 2023, resulting in aggregate grant date fair values of $0 for both periods. Compensation expense related to stock options for the three months ended June 30, 2024 and 2023 was $5 thousand and $75 thousand, respectively. Compensation expense related to stock options for the six months ended June 30, 2024 and 2023 was $10 thousand and $171 thousand, respectively.

As of June 30, 2024, total unrecognized fair value of compensation cost related to unvested stock options was $42 thousand, which is to be recognized over a remaining weighted average period of 1.11 years.

Restricted Stock Units

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,351,668	$0.29
Granted	988,288	0.12
Vested	(1,408,156)	0.28
Forfeited/Expired	-	-
Outstanding, December 31, 2023	931,820	$0.11
Granted	-	-
Vested	-	-
Forfeited/Expired	-	-
Outstanding, June 30, 2024	931,820	$0.11

As of June 30, 2024, the Company had no unrecognized compensation expense related to unvested restricted stock.  As of December 31, 2023, the Company had $54 thousand of total unrecognized compensation expense related to unvested restricted stock units, which was recognized as compensation expense over a weighted-average period of  0.50 years.

Compensation expense related to restricted stock units for the three months ended June 30, 2024 and 2023 was $24 thousand and $115 thousand, respectively. Compensation expense related to restricted stock units for the six months ended June 30, 2024 and 2023 was $54 thousand and $228 thousand, respectively. All compensation expense related to restricted stock units is included in selling, general and administrative expenses.

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

From January 1, 2024 to June 30, 2024, the Company issued no shares of its common stock.

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of June 30, 2024, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of June 30, 2024, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2024 and December 31, 2023.

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

Rent expense was $28 thousand and $30 thousand for the three months ended June 30, 2024 and 2023, respectively. Rent expense was $59 thousand and $62 thousand for the six months ended June 30, 2024 and 2023, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” and has recognized a right-of-use asset and a lease liability based on the present value of its lease payments over its lease term. The Company computed the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available in the lease agreement. The concluded IBR is 14.16%. Operating lease payments and lease expense are recognized on a straight-line basis over the lease term.

The future payments due under the operating lease by year as of June 30, 2024 are as follows (in thousands):

Future Operating Lease Payments
2024 (remaining)	$44
2025	91
2026	23
Undiscounted cash flow	158
Effects of discounting	(19)
Lease liability recognized	$139

The following table presents supplemental balance sheet information related to operating lease as of June 30, 2024 and December 31, 2023 (in thousands, except lease term and discount rate):

	June 30, 2024	December 31, 2023
Operating lease
Right-of-use asset, net	$146	$50

Right-of-use lease liability, current	$74	$45
Right-of-use lease liability, noncurrent	65
Total operating lease liability	$139	$45

Weighted average remaining lease term
Operating lease	1.83 years	0.29 years

Weighted average discount rate
Operating lease	14.16%	11.30%

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report, August 14, 2024, and there are no subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements other than the following:

On June 28, 2024, the Company entered into a Securities Purchase Agreement (“the Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“Diagonal Lending” ), pursuant to which the Company agreed to issue and sell to Diagonal Lending, in a private placement, bridge notes in the principal amounts of (i) $49,450 including an original issue discount of $6,450 (“Note A”) and (ii) $72,450 including an original issue discount of $9,450 (“Note B”) (such bridge notes, collectively, the “Notes”), and additional tranches of up to $350,000 in the aggregate, subject to further agreement between Diagonal Lending and the Company. Net proceeds from the issuance of the Notes in the aggregate amount of $100,000 were received on July 2, 2024.

Note A shall be payable in four installments and Note B shall be payable in ten installments as set forth specifically within each Note. Pursuant to the Notes, and only after the occurrence of an Event of Default, the outstanding and unpaid portion of each Note is convertible into the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price (“Conversion Price”) calculated by multiplying 70% of the lowest Trading Price for the Common Stock during the ten-day Trading Period ending on the latest complete trading day prior to the Conversion Date. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends, or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events. The number of shares of Common Stock to be issued upon each conversion of the Note is determined by dividing the outstanding amount owed on the Note by the Conversion Price.

Each Note shall have a one-time interest charge, which is 15% on Note A and 14% on Note B, applied on the issuance date to the respective principal amount of each Note. Any amount of principal or interest on each Note which is not paid when due shall bear an interest rate of 22% per annum from the due date thereof until such principal or interest is paid. The Company has the right to repay each Note in full at any time with no prepayment penalty.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

Revenue for the three months ended June 30, 2024 was $287 thousand as compared to $972 thousand for the three months ended June 30, 2023. The $685 thousand decrease in net sales for the three months ended June 30, 2024 was due to a $525 thousand decrease in unit sales of the Seratopical Revolution product line due to less advertising and use of affiliate marketers and not matching launch quantities of DNA Complex, which launched in the second quarter of 2023, and due to a $105 thousand decrease in the Nutri-Strip line due to less advertising and no TV promotion.

Revenue for the six months ended June 30, 2024 was $727 thousand as compared to $2.2 million for the six months ended June 30, 2023. The $1.5 million decrease in net sales for the six months ended June 30, 2024 was due to a decrease in unit sales of our ingestible wellness products ($1.1 million) due to reductions in advertising and the use of affiliate marketers in 2024 and discontinuation of the Power Keto product and a decrease in unit sales in our  Seratopical Revolution products ($398 thousand) also due to reductions in both advertising and the use of affiliate marketers in 2024.

Cost of Goods Sold

Cost of goods sold was $58 thousand, or 20.2% of net sales, in the three months ended June 30, 2024, compared to $278 thousand, or 28.6% of net sales, in the three months ended June 30, 2023. Cost of goods sold decreased by $220 thousand during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily due to the overall decrease in unit sales of our products. Cost of goods sold for our Seratopical Revolution line of products decreased by $77 thousand, shipping and fulfillment costs decreased by $98 thousand and due to the phase out of Power Keto product, lower unit sales resulted in a cost decrease of $8 thousand.

Cost of goods sold was $152 thousand, or 20.9% of net sales, in the six months ended June 30, 2024, compared to $539 thousand, or 24.4% of net sales, in the six months ended June 30, 2023. Cost of goods sold decreased by $387 thousand during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to the overall decrease in unit sales of our products. Cost of goods sold for our Seratopical Revolution line decreased by $82 thousand, shipping and fulfillment costs decreased by $146 thousand and due to the phase out of Power Keto product, lower unit sales resulted in a cost decrease of $23 thousand.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and six months ended June 30, 2024 are summarized as follows in comparison to such expenses for the three and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Marketing and advertising	$185	$700	$429	$1,480
Salaries and wages	396	507	838	1,005
Selling, general and administrative	145	768	477	1,507
Professional services and investor relations	188	345	353	735
Non-cash compensation	30	222	64	432
Total selling, general and administrative expenses	$944	$2,542	$2,161	$5,159

Marketing and Advertising

Marketing and advertising decreased by $515 thousand and $1.1 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. The decrease for the three months ended June 2024 is due to the decreased use of affiliate marketers ($284 thousand) to market and sell our products in the direct-to-consumer channel of distribution, and less media/on-line digital advertising, $189 thousand, (e.g., Facebook, e-mail/SMS, Google) in 2024.  The decrease for the six months was also due to our decreased use of affiliate marketers ($790 thousand), and less media/on-line digital advertising ($235 thousand).

Salaries and Wages

Salaries and wages decreased by $111 thousand and $167 thousand for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, respectively. This was primarily due to the lower employee headcount during the 2024 period when compared to the same periods in 2023.

Selling, General and Administrative

Selling, general and administrative decreased by $623 thousand and $1.0 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively.  The decrease for the three months ended June 30, 2024 is due to a reduction of $400 thousand in brand ambassador expense due to the expiration of the related contract, and a $125 thousand reduction in merchant account fees, customer service and other expenses corresponding to the decrease in sales in our direct-to-consumer (“DTC”) channel of distribution.  The decrease for the six months ended June 30, 2024 is due to a reduction of $650 thousand in brand ambassador expense due to the expiration of the related contract, a $27 thousand reduction in sales consulting fees due to the implementation of cost saving initiatives, and a $217 thousand reduction in merchant account fees, customer service and other expenses corresponding to the decrease in sales in our direct-to-consumer (“DTC”) channel of distribution.

Professional Services and Investor Relations

Professional services and investor relations decreased by $157 thousand and $382 thousand for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2024 was due primarily to a reduction in our investor relations initiatives ($23 thousand) in an effort to conserve cash, lower legal fees ($62 thousand) in 2024 and a reduction in audit fees, which were higher in 2023 due to switching to a new auditor.  The decrease for the six months ended June 30, 2024 was due primarily to a reduction in our investor relations initiatives ($199 thousand) and reducing the use of outside accountants ($53 thousand) in an effort to conserve cash, lower legal fees ($76 thousand) and a reduction in audit fees ($62 thousand), which were higher in 2023 due to the work associated with the change in auditors.

Share-based Compensation

Share-based compensation decreased by $192 thousand and $368 thousand for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. This was primarily due to a reduction in the amount of unvested stock options and restricted stock units outstanding as of the beginning of these periods which resulted from the full vesting in the fourth quarter of 2023 of certain stock options and a reduction in the aggregate value of restricted stock units granted in 2023 compared to 2022 from the Amended and Restated Avenir Wellness Solutions, Inc. 2017 Equity Incentive Plan.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration increased by $352 thousand and increased by $308 thousand for the three and six months ended June 30, 2024 as compared the three and six months ended June 30, 2023. The increase during the three and six months ended June 30, 2024 was due to the completion of the earn-out period as of December 31, 2023 with no further valuations required thereafter.

Other Income (Expense) (in thousands)

	For the Three Months Ended		For the Six months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in thousands)
Interest income	$1	$15	$5	$32
Change in fair value of convertible promissory notes	(174)	507	(595)	1,979
Interest expense	(6)	(13)	(13)	(27)
Total other income (expense), net	$(179)	$509	$(603)	$1,984

Other income/(expense) increased by $688 thousand and $2.6 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. This was primarily due to the change in fair value of convertible promissory notes of $681 thousand and $2.6 million for the three and six months ended June 30, 2024, respectively compared to the three months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the three months ended June 30, 2024 of $932 thousand, and as of June 30, 2024, we had a cash balance of $19 thousand and an accumulated deficit of $126.0 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

On June 28, 2024, we entered into the Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Diagonal Lending”) pursuant to which we agreed to issue and sell to Diagonal Lending, in a private placement, bridge notes in the principal amounts of (i) $49,450 including an original issue discount of $6,450 and (ii) $72,450 including an original issue discount of $9,450, and additional tranches of up to $350,000 in the aggregate, subject to further agreement between Diagonal Lending and the Company. Net proceeds from the issuance of the Notes in the aggregate amount of $100,000 were received on July 2, 2024.

We plan to use our cash within the twelve months from June 30, 2024 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of June 30, 2024 and December 31, 2023

Working Capital Deficit (in thousands)

	June 30, 2024	December 31, 2023
Current assets	$320	$1,956
Current liabilities	(12,970)	(12,493)
Working capital (deficiency)	$(12,650)	$(10,537)

Working capital deficit as of June 30, 2024 was $12.7 million, compared to the working capital deficit of $10.5 million as of December 31, 2023. As of June 30, 2024, current assets were $320 thousand, comprised of (i) cash of $19 thousand; (ii) accounts receivable, net of $49 thousand; (iii) inventory, net of $151 thousand; and (iv) prepaid expenses and other assets of $101 thousand. As of December 31, 2023, current assets were $2.0 million, comprised primarily of (i) cash of $49 thousand; (ii) accounts receivable, net of $443 thousand; (iii) inventory, net of $199 thousand; (iv) prepaid expenses and other assets of $286 thousand; and (v) current notes receivable of $975 thousand.

As of June 30, 2024, current liabilities were $13.0 million, comprised primarily of (i) $8.8 million in loans and fair value of convertible promissory notes; (ii) $2.3 million in accounts payable; (iii) $1.5 million in accrued expenses, (iv) $65 thousand of operating lease payables, and (v) deferred revenue of $408 thousand. Comparatively, as of December 31, 2023, current liabilities were $12.5 million, comprised primarily of (i) $8.2 million in loans and fair value of convertible promissory notes, (ii) 2.5 million in accounts payable; (iii) $416 thousand in deferred revenue, (iv) $1.3 million in accrued expenses, and (v) $45 thousand of operating lease payables.

Net Cash (in thousands)

	For the Six months Ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(932)	$(2,598)
Net cash provided by (used in) investing activities	974	(44)
Net cash provided by (used in) financing activities	(72)	(126)
Net increase (decrease) in cash	$(30)	$(2,768)

Net cash used in Operating Activities

Net cash used in operating activities was $932 thousand during the six months ended June 30, 2024. This was primarily due to the net loss from continuing operations of $2.2 million reduced by the non-cash gain related to the increase in fair value of convertible promissory notes of $600 thousand,  a decrease in accounts receivable of $394 thousand, an increase in accrued expenses of $111 thousand, a decrease in prepaid expense and other assets of $185 thousand, and the non-cash charges related to the fair value of vested stock options and restricted stock of $64 thousand.

Comparatively, net cash used in operating activities was approximately $2.6 million during the six months ended June 30, 2023. This was primarily due to the net loss from continuing operations of $1.2 million adjusted for the non-cash gain related to the decrease in fair value of convertible promissory notes of approximately $2.0 million, offset in part by the non-cash charges related to the fair value of vested stock options and restricted stock of $399 thousand.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of $974 thousand during the six months ended June 30, 2024 was due to the repayment on the note receivable from TF Tech ($975 thousand) offset by the purchase of intangible assets ($1 thousand). Comparatively, net cash used by investing activities of $44 thousand during the six months ended June 30, 2023 was due to the purchase of intangible assets.

Net cash provided by (used in) Financing Activities

Net cash used in financing activities of $72 thousand during the six months ended June 30, 2024 was due to the repayment of loans payable of $108 thousand offset in part by the receipt of proceeds from the note payable to a related party of $36 thousand. Correspondingly, net cash used in financing activities of $126 thousand during the six months ended June 30, 2023 was due to the repayment of notes payable of $126 thousand.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on this assessment, management, including our Principal Executive Officer and Principal Financial and Principal Accounting Officer, concluded that as of June 30, 2024, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

2.	The segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of June 30, 2024.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended June 30, 2024. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•	On June 28, 2024, we entered into the Securities Purchase Agreement (“the Securities Purchase Agreement”) with 1800 Diagonal Lending LLC (“Diagonal Lending”), pursuant to which we agreed to issue and sell to Diagonal Lending, in a private placement, bridge notes in the principal amounts of (i) $49,450 including an original issue discount of $6,450 and (ii) $72,450 including an original issue discount of $9,450 (such bridge notes, collectively, the “Notes”), and additional tranches of up to $350,000 in the aggregate, subject to further agreement between us and Diagonal Lending. Pursuant to the Notes, after the occurrence of an Event of Default, the outstanding and unpaid portion of each Note is convertible into the Company’s Class A common stock, par value $0.001 par value per share, at a conversion price calculated by multiplying 70% of the lowest Trading Price for the common stock during the ten-day Trading Period ending on the latest complete trading day prior to the Conversion Date. The Conversion Price is subject to equitable adjustments for stock splits, stock dividends, or rights offerings by us relating to our securities or the securities of any of our subsidiaries, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events. The number of shares of common stock to be issued upon each conversion of the Note is determined by dividing the outstanding amount owed on the Note by the Conversion Price. Capitalized terms used herein but not otherwise defined have the meanings set forth in the Notes.

The issuance of the notes listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Securities Purchase Agreement dated as of June 28, 2024, by and between the Company and the investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 5, 2024).

10.2	Form of Note dated as of June 28, 2024, issued by the Company to the investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 5, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

* Filed herewith.

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: August 14, 2024	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

