Form 10-Q/A
period 2021-06-30
Avenir Wellness Solutions, Inc.
filed 2024-10-09
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-59908

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part 1 of the Quarterly Report on Form 10-Q previously filed for the quarter ended June 30, 2021 by Avenir Wellness Solutions, Inc. (formerly known as CURE Pharmaceutical Holding Corp.) (the “Company”). This Form 10-Q/A is filed in connection with the restatement of our earnings per share presented in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 and the related disclosure of our earnings per share in Note 2 – Summary of Significant Accounting Policies – Net Loss per Common Share. Specifically, during the year ended December 31, 2022, the Company identified an error in the calculation of our weighted average shares outstanding that affects our presentation of earnings per share for the six months ended June 30, 2021 as described in “Note 2 – Summary of Significant Accounting Policies – Restatement.”

Other than as described above, all other information contained in this Form 10-Q/A is as of the date of the original filing and does not reflect subsequent information or events other than (i) the name change of the Company effective on October 14, 2022; (ii) the correction of the Company’s IRS Employer Identification Number and (iii) the address and telephone number changes of the Company effective on July 22, 2022. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from the current Chief Executive Officer and Chief Financial Officer.

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Product sales, net of discounts and refunds	$2,066	$163	$3,447	$366
Consulting research & development income	25	100	52	169
Shipping and other sales	18	6	56	14
Total revenues	2,109	269	3,555	549

Cost of goods sold:
Cost of goods sold	797	100	1,214	201

Gross profit	1,312	169	2,341	348

Operating expenses:
Research and development expenses	699	735	1,343	1,540
Selling, general and administrative expenses	4,772	2,511	10,316	4,635
Change in fair value of contingent stock consideration	(894)	10,390	(1,555)	5,658
Total operating expenses	4,577	13,636	10,104	11,833

Net operating loss before other income (expense)	(3,265)	(13,467)	(7,763)	(11,485)

Other income (expense):
Interest income	1	5	2	20
Gain from settlement	2,434	26	2,434	26
Gain on extinguishment of debt	335	-	734	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	12	-	75
Change in fair value of convertible promissory notes	(692)	-	340	-
Interest expense	(134)	(15)	(199)	(28)

Total other income (expense)	1,944	28	3,270	93

Net loss before income taxes	(1,321)	(13,439)	(4,493)	(11,392)

Provision for income taxes	-	-	-	-

Net loss	$(1,321)	$(13,439)	$(4,493)	$(11,392)

Net loss per share
Basic	$(0.02)	$(0.32)	$(0.07)	$(0.29)
Diluted	$(0.02)	$(0.32)	$(0.07)	$(0.29)

Weighted average common shares outstanding
Basic	59,842,904	41,716,558	60,467,860	39,867,063
Diluted	59,842,904	41,716,558	60,467,860	39,867,063

See accompanying notes to these unaudited condensed consolidated financial statements.

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

Avenir Wellness Solutions, Inc. formerly known as CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its recently acquired related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (collectively (the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

Principle of Consolidation

The condensed financial statements include the accounts of Avenir Wellness Solutions, Inc. formerly known as CURE Pharmaceutical Holding Corp. (“CPHC”) and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s film strip product represents the principal operations of the Company. Business acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company’s purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates.

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

Restatement

During the year ended December 31, 2022, the Company became aware of an error in the calculation of its weighted average common shares outstanding and resultant reported loss per share for the six months ended June 30, 2021. The reported weighted average common shares outstanding and loss per share was 48,299,751 and ($0.09), respectively. The corrected weighted average shares outstanding and loss per share was 60,467,860 and ($0.07), respectively.  Based on an initial analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” the Company determined that the error was immaterial to the previously issued consolidated financial statements for the six months ended June 30, 2021 and that the correction and disclosure of the error in its Annual Report on Form 10-K for the year ended December 31, 2022, which included the 2021 financial statements, was adequate. The Company has since determined that the errors in its previously reported earnings per share are material and is thus restating the impacted financial statements.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income (loss)	$(1,321)	$(13,439)	$(4,493)	$(11,392)
Weighted average outstanding shares of common stock	59,842,904	41,716,558	60,467,860	39,867,063
Dilutive potential common stock shares from:	-
Vested Stock options from the Company’s 2017 Equity Incentive Plan
Conversion of convertible notes
Common stock and common stock equivalents	59,842,904	41,716,558	60,467,860	39,867,063
Income per share:
Basic net income per share	(0.02)	(0.32)	(0.07)	(0.29)
Diluted net income per share	(0.02)	(0.32)	(0.07)	(0.29)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three and six months ended June 30,
	2021	2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,471,304	3,460,767
Warrants	2,264,091	6,648,446
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	5,850,442	10,224,260

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

The following table presents pro forma sales, net loss attributable to Avenir Wellness Solutions, Inc. formerly known as Cure Pharmaceutical Holding Corp., and net loss attributable to the Company per common share data assuming Sera Labs and CHI were acquired at the beginning of 2020 fiscal year.

For the three months ended June 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$269	$3,327	$-	$3,596
Net income (loss)	$(13,349)	$4	$-0.01	$(13,345)

Net income (loss) attributable to Cure per common share:, basic and diluted
Basic	$(0.32)	$0.00		$(0.25)
Diluted	$(0.32)	$0.00		$(0.25)

For the six months ended June 30, 2020 (in thousands, except per share data):

	Cure Pharmaceutical	Sera Labs	Pro forma Adjustments	Consolidated Pro Forma
Net product sales	$549	$3,940	$-	$4,489
Net loss	$(11,392)	$(357)	$-	$(11,749)

Net loss attributable to Cure per common share:, basic and diluted
Basic	$(0.29)	$(0.03)		$(0.23)
Diluted	$(0.29)	$(0.03)		$(0.23)

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

On March 26, 2021, a vendor that the Company utilized for consulting services relating to various quality, compliance and regulatory filed a complaint against the Company for breach of contract. On May 18, 2021, the Company responded to the complaint denying their claims and also filed a cross complaint against this vendor for breach of contract by failing to provide deliverables as required by the contract. The Company is currently unable to determine what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred, nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Amendment No. 1 to Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021. This Amendment No. 1 to Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Avenir Wellness Solutions, Inc. formerly known as CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiaries, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (CPHC, CURE Pharmaceutical, CHI and Sera Labs, collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

Net cash used in Operating Activities

Net cash used in operating activities was approximately $0.7 million during the six months ended June 30, 2021. This was primarily due to the net loss of approximately $4.5 million, as well as (i) gain from extinguishment of debt of approximately $0.7 million, (ii) the change in fair value of contingent share consideration of $1.6 million, and (iii) change in fair value of convertible promissory notes of approximately $0.3 million and was partially offset by (i) stock based compensation for services of approximately $0.8 million, (ii) depreciation and amortization of approximately $1.6 million and (iii) fair value of vested stock options and restricted stock of approximately $1.8 million .

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

Our 2020 Annual Report, contains additional information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 to Quarterly Report on Form 10-Q. There have been no material changes to these policies in 2021. Please refer to “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 to Quarterly Report on Form 10-Q for information regarding recently adopted accounting standards.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Amendment No. 1 to Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Amendment No. 1 to Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)) as of June 30, 2021, the end of the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2021, the Company’s disclosure controls are not effective as a result of the identified material weakness described herein.

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

The information contained in “Note 21 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 to Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2020 Annual Report.

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

_____________

# The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Amendment No. 1 to Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

** In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Amendment No. 1 to Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENIR WELLNESS SOLUTIONS, INC.

Dated: October 9, 2024	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer
October 9, 2024

/s/ Joel Bennett
Joel Bennett
Chief Financial Officer
October 9, 2024

