Form 10-Q/A
period 2021-09-30
Avenir Wellness Solutions, Inc.
filed 2024-10-09
CIK 1643301

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part 1 of the Quarterly Report on Form 10-Q previously filed for the quarter ended September 30, 2021 by Avenir Wellness Solutions, Inc. (formerly known as CURE Pharmaceutical Holding Corp.) (the “Company”). This Form 10-Q/A is filed in connection with the restatement of our earnings per share presented in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 and the related disclosure of our earnings per share in Note 2 – Summary of Significant Accounting Policies – Net Loss per Common Share. Specifically, during the year ended December 31, 2022, the Company identified an error in the calculation of our weighted average shares outstanding that affects our presentation of earnings per share for the nine months ended September 30, 2021 as described in “Note 2 – Summary of Significant Accounting Policies – Restatement.”

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Product sales, net of discounts and refunds	$1,345	$167	$4,817	$533
Consulting research & development income	-	-	52	169
Shipping and other sales	14	25	70	39
Total revenues	1,359	192	4,939	741

Cost of goods sold:
Cost of goods sold, current	512	145	1,725	346

Gross profit	847	47	3,214	395

Operating expenses:
Research and development expenses	601	744	1,944	2,284
Selling, general and administrative expenses	4,584	2,075	14,925	6,711
Change in fair value of contingent stock consideration	608	-	(947)	5,658
Total operating expenses	5,793	2,819	15,922	14,653

Net operating loss before other income (expense)	(4,946)	(2,772)	(12,708)	(14,258)

Other income (expense):
Interest income	2	12	4	32
Gain from settlement	-	35	2,434	61
Gain on extinguishment of debt	7	-	741	-
Loss on sale of property, plant and equipment	-	-	(41)	-
Change in fair value of derivative liability	-	13	-	88
Change in fair value of convertible promissory notes	772	-	1,112	-
Interest expense	(178)	(39)	(377)	(67)

Total other income (expense)	603	21	3,873	114

Net loss before income taxes	(4,343)	(2,751)	(8,835)	(14,144)

Provision for income taxes	-	-	-	-

Net loss	$(4,343)	$(2,751)	$(8,835)	$(14,144)

Net loss per share
Basic	$(0.07)	$(0.07)	$(0.14)	$(0.32)
Diluted	$(0.07)	$(0.07)	$(0.14)	$(0.32)

Weighted average common shares outstanding
Basic, Weighted	62,174,822	41,344,256	61,462,300	43,647,388
Diluted Weighted	62,174,822	41,344,256	61,462,300	43,647,388

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

Avenir Wellness Solutions, Inc formerly known as CURE Pharmaceutical Holding Corp. (“CPHC”), its wholly-owned subsidiary, CURE Pharmaceutical Corporation (“CURE Pharmaceutical”), Cure Chemistry Inc. and its related subsidiaries (collectively referred to as “CHI”) and The Sera Labs, Inc. (“Sera Labs”) (collectively the “Company,” “we,” “our,” “us,” or “CURE”) is a biopharmaceutical company focusing on the development and manufacturing of drug formulation and drug delivery technologies in novel dosage forms to improve drug safety, efficacy and patient adherence. Our mission is to improve lives by redefining how medications are delivered and experienced. Our primary business model is to develop wellness and drug products using our proprietary technology, which development may include preclinical and clinical studies and regulatory approval, and grant product rights to partners responsible for marketing, sales and distribution, while retaining exclusive manufacturing rights. We operate in a 25,000 square foot cGMP manufacturing plant in Oxnard, CA.

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

Restatement

During the year ended December 31, 2022, the Company became aware of an error in the calculation of its weighted average common shares outstanding and resultant reported loss per share for the nine months ended September 30, 2021. The reported weighted average common shares outstanding and loss per share was 49,294,190 and ($0.18), respectively. The corrected weighted average shares outstanding and loss per share was 61,462,300 and ($0.14), respectively.  Based on an initial analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” the Company determined that the error was immaterial to the previously issued consolidated financial statements for the nine months ended September 30, 2021 and that the correction and disclosure of the error in its Annual Report on Form 10-K for the year ended December 31, 2022, which included the 2021 financial statements, was adequate. The Company has since determined that the errors in its previously reported earnings per share are material and is thus restating the impacted financial statements.

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

Sales Tax

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to a customer, excluding sales taxes. The net amount of sales tax payable to the taxation authority is included in sales tax payable in the balance sheet.

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

The fair value of contingent stock consideration is evaluated each reporting period using projected financial information, discount rates, and key inputs. Projected contingent payment amounts are discounted back to the current period using a discount rate. Financial information is based on the Company’s most recent internal forecasts. Changes in projected financial information, the Company’s stock price, discount rate and time for settlement of milestones and earnouts may result in higher or lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. For the period from the date of acquisition to September 30, 2021, the Company’s stock price, volatility percentage and the weighted average present value probability of each the various estimates of milestones, earn-out amounts and achievements being accomplished resulted in a decrease of the fair value of the contingent stock consideration. In June 2020, the Company settled all of its outstanding contingent consideration liabilities outstanding with CHI. In October 2020, the Company acquired Sera Labs and had an outstanding contingent consideration liability of $

3.2 million in relation to the Sera Labs Merger.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended		For the Nine months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income (loss)	$(4,343)	$(2,751)	$(8,835)	$(14,144)
Weighted average outstanding shares of common stock	62,174,822	41,344,256	61,462,300	43,647,388
Dilutive potential common stock shares from:	-	-	-
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-	-
Conversion of convertible notes	-	-	-
Common stock and common stock equivalents	62,174,822	41,344,256	61,462,300	43,647,388
Income per share:
Basic net income per share	(0.07)	(0.07)	(0.14)	(0.32)
Diluted net income per share	(0.07)	(0.07)	(0.14)	(0.32)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three and nine months ended September 30,
	2021	2020

Vested stock options from the Company’s 2017 Equity Incentive Plan	3,845,124	3,517,577
Warrants	1,565,447	6,648,446
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	5,525,618	10,281,070

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

Fair Value Option for the Series A and Series B Notes

The Company elected the fair value option under ASC 825, Financial Instruments , for both the Series A and Series B Notes and accounted for the Notes as follows (1) the portion of the change in the liability’s fair value that is attributable to a change in instrument-specific credit risk in other comprehensive income (2) the remaining change in the liability’s fair value in net income (3) the excess of the fair value over the proceeds is recognized as an expense and (4) upfront costs and fees are recognized in earnings as incurred Gains and losses attributable to changes in credit risk are determined using observable credit default spreads for the issuer or comparable companies; these gains and losses were insignificant during all periods presented. The Company recognized a loss of $4.4 million and $5.1 million at the time of issuance of the Series A and Series B Notes, respectively, as a result of the make whole provision noted within the debt arrangements as the debt holders would be awarded a variable number of shares at the time of conversion which would always equate to an amount greater than the principal amount of the debt.

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

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized to issue is 150,000,000 common shares with a par value of 0.001 per share.

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

The following table presents pro forma sales, net loss attributable to Avenir Wellness Solutions, Inc. formerly known as CPHC, and net loss attributable to the Company per common share data assuming Sera Labs and CHI were acquired at the beginning of 2020 fiscal year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Amendment No. 1 to Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021. This Amendment No. 1 to Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; our ability to service our debt; our business strategy, including with respect to potential acquisitions; plans and objectives of future operations; the length and severity of the COVID-19 outbreak and its impact on the global economy and our financial results; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 1A of this Amendment No. 1 to Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

