Form 10-Q/A
period 2022-03-31
Avenir Wellness Solutions, Inc.
filed 2024-10-09
CIK 1643301

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

(424) 273-8675

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which registered
Common stock, par value $0.001	AVRW	OTCQB Markets

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part 1 of the Quarterly Report on Form 10-Q previously filed for the quarter ended March 31, 2022 by Avenir Wellness Solutions, Inc. (formerly known as CURE Pharmaceutical Holding Corp.) (the “Company”). This Form 10-Q/A is filed in connection with the restatement of our earnings per share presented in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 and the related disclosure of our earnings per share in Note 2 – Summary of Significant Accounting Policies – Net Loss per Common Share. Specifically, during the year ended December 31, 2022, the Company identified an error in the calculation of our weighted average shares outstanding that affects our presentation of earnings per share for the three months ended March 31, 2022 as described in “Note 2 – Summary of Significant Accounting Policies – Restatement.”

Other than as described above, all other information contained in this Form 10-Q/A is as of the date of the original filing and does not reflect subsequent information or events other than (i) the name change of the Company effective on October 14, 2022; (ii) the trading symbol change of the Company effective on August 9, 2023; (iii) the correction of the Company’s IRS Employer Identification Number and (iv) the address and telephone number changes of the Company effective on July 22, 2022. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from the current Chief Executive Officer and Chief Financial Officer.

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

Unless otherwise indicated or the context requires otherwise, as used in this Amendment No. 1 to Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” the “Company” “our Company” or “CURE” refer to Avenir Wellness Solutions, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
Product sales, net of discounts and refunds	$1,087	$1,380
Consulting research & development income	-	27
Shipping and other sales	16	38
Total revenues	1,103	1,445

Cost of goods sold:
Cost of goods sold	353	417

Gross profit	750	1,028

Operating expenses:
Research and development expenses	264	644
Selling, general and administrative expenses	3,364	5,545
Change in fair value of contingent stock consideration	(847)	(662)
Impairment of goodwill	2,728	-
Total operating expenses	5,509	5,527

Net operating loss before other income (expense)	(4,759)	(4,499)

Other income (expense):
Interest income	2	2
Settlement income	82	-
Gain on extinguishment of debt	-	399
Loss on sale of property, plant and equipment	-	(41)
Change in fair value of convertible promissory notes	(280)	1,032
Interest expense	(196)	(64)

Total other income (expense)	(392)	1,328

Net loss before income taxes	(5,151)	(3,171)

Provision for income taxes	-	-

Net loss	$(5,151)	$(3,171)

Net loss per share
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding
Basic	68,849,400	47,686,793
Diluted	68,849,400	47,686,793

See accompanying notes to these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTONS, INC. AND SUBSIDIARIES

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

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net loss	$(5,151)	$(3,171)

Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation - services	17	508
Stock based compensation - prepaid	-	74
Stock issued from equity incentive plan	-	138
Gain from settlement of accounts payable	(82)	-
Gain from extinguishment of debt	-	(399)
Change in fair value of contingent share consideration	(846)	(662)
Change in fair value of convertible promissory notes	280	(1,032)
Impairment of goodwill	2,728	-
Depreciation and amortization	999	663
Amortization of right of use asset	-	24
Bad debt expenses	-	5
Recovery of bad debt expense	-	(221)
Loss on disposal of property, plant and equipment	-	41
Inventory reserve for obsolescence	12	(1)
Change of fair value in derivative liabilities	-	-
Fair value of vested stock options and restricted stock	455	1,105
Warrant granted for broker fee expense	-	-

Change in operating assets and liabilities:
Accounts receivable	(112)	(49)
Inventory	66	(353)
Prepaid expenses and other assets	47	614
Other assets	-	(27)
Accounts payable	358	253
Accrued expenses	(587)	1,069
Finance lease payable	(3)	(3)
Operating lease payable	-	(22)
Contract liabilities	(15)	(329)
License fees	-	-

Cash used in operating activities	(1,834)	(1,775)

Cash flows from investing activities
Investment in company	-	-
Purchase of intangible assets	-	(54)
Net cash acquired from acquisition of Sera Labs, Inc.	-	-
Acquisition of property and equipment, net	-	(7)
Purchase of note receivable	-	-
Collection of note receivable	-	200

Cash provided by (used in) investing activities	-	139

Cash flows from financing activities
Proceeds from convertible notes payable	-	-
Proceeds from loans payable	-	-
Proceeds from exercise of warrants	-	-
Proceeds from notes payable	2,252	500
Proceeds from related party payable	190	-
Proceeds from payroll protection program loan	-	-
Repayment of notes payable	-	-
Repayment of related party payable	-	-
Repayment of loans payable	(93)	(109)

Cash provided by financing activities	2,349	391

Net increase (decrease) in cash and cash equivalents	515	(1,245)

Cash and cash equivalents, beginning of year	16	1,725

Cash and cash equivalents, end of year	$531	$480

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$42	$12
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of promissory notes and accrued interest	$666	$-

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

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Avenir Wellness Solutions, Inc. formerly known as CURE Pharmaceutical Holding Corp. (“CPHC”) and its wholly-owned subsidiaries, CURE Pharmaceutical, CHI, and Sera Labs, collectively referred to as (“CURE”, “we”, “us”, “our” or the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The development and production of the Company’s branded health, wellness, and beauty products in both the wellness and pharmaceutical industries represents the principal operations of the Company. Business acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition.

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

Restatement

During the year ended December 31, 2022, the Company became aware of an error in the calculation of its weighted average common shares outstanding and resultant reported loss per share for the three months ended March 31, 2022. The reported weighted average common shares outstanding and loss per share was 50,829,729 and ($0.10), respectively. The corrected weighted average shares outstanding and loss per share was 68,849,400 and ($0.07), respectively.  Based on an initial analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” the Company determined that the error was immaterial to the previously issued consolidated financial statements for the three months ended March 31, 2022 and that the correction and disclosure of the error in its Annual Report on Form 10-K for the year ended December 31, 2022 was adequate. The Company has since determined that the errors in its previously reported earnings per share are material and is thus restating the impacted financial statements.

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

From November 1, 2019 to February 13, 2020, the Company purchased Convertible Loans (“Loans”) from Releaf Europe BV (“Releaf”) in the amount of $0.5 million. Relief shall accrue interest on the Loans at 6% per annum and shall become due and payable to the Company at the earlier of the conversion date, the date when the Loans are repaid or at the maturity date of October 31, 2021 (“Maturity Date”). In the event of a request for conversion by the Company (“Request for Conversion”) or at the end of the Maturity Date, the outstanding amount of the Loans and any unpaid accrued interest shall be converted into shares of Relief (“Shares”) based on a price per share on a post money valuation of $10.9 million. In the event Releaf completes a financing round totaling at least $2 million of debt and/or equity (“Qualified Financing”), the outstanding amount of the Loan Agreement and any unpaid accrued interest shall automatically convert at a price per share paid by the investors in connection with the Qualified Financing less a discount of 20% on the subscription price. In addition, both the Company and Releaf agree in the event the pre-money valuation of the Qualified Financing is higher than $15 million, the conversion shall be calculated with a cap of pre-money valuation of $14.5 million. As of December 31, 2021, the Company recorded an investment using the cost method of accounting in Releaf and recorded accrued interest relating to these Loans as well as a reserve on investment. As of the filing date of this report, the Company has not extended or received Shares as per the term of the agreement, but are in discussions with Releaf regarding the terms of conversion of the Loans.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss) attributable to the Company	$(5,151)	$(3,171)
Weighted average outstanding shares of common stock	68,849,400	47,686,793
Dilutive potential common stock shares from:
Vested Stock options from the Company’s 2017 Equity Incentive Plan	-	-
Warrants	-	-
Conversion of convertible notes	-	-
Issuance of contingent shares relating to CHI acquisition	-	-
Common stock and common stock equivalents	68,849,400	47,686,793
Income (loss) per share:
Basic net income (loss) per share	$(0.07)	$(0.07)
Diluted net income (loss) per share	$(0.07)	$(0.07)

The following number of shares have been excluded from diluted net income (loss) since such inclusion would be anti-dilutive:

	Three months ended March 31,
	2022	2021
Vested stock options from the Company’s 2017 Equity Incentive Plan	3,760,015	3,002,525
Warrants	615,530	2,479,849
Shares to be issued upon conversion of convertible payable	115,047	115,047

Total	4,490,592	5,597,421

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

There are various other updates recently issued, however, they are not expected to have material impact on the Company’s condense consolidated financial position, results of operations or cash flows.

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

From May 3, 2021 through December 28, 2021, the Company entered into several secured promissory notes (the “Secured Notes”) with several of Dov Szapiro’s affiliated investment companies (“Mr. Szapiro”) for a total principal amount of $0.7 million. The Secured Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

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

On January 10, 2022, the Company entered into several secured promissory notes (the “Secured January Notes”) with Mr. Szapiro for a total principal amount of $0.2 million. The Secured January Notes are due on June 30, 2022 and have an interest rate of 10% per annum, payable at maturity. The Secured January Notes are secured by all the Company’s personal property, now existing or later arising, including accounts, chattel paper, commercial tort claims, fixtures, intellectual property, investment property, letter-of-credit rights, inventory, equipment, general intangibles, deposit accounts, financial assets, documents, instruments, goods and money and all proceeds of all of the foregoing.

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

Salaries and wages

Salaries and wages expense has slightly decreased by approximately $0.02 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was due to a decrease in employees from during the 2022 period when compared to the same period in 2022.

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

Management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2022, the end of the period covered by this Amendment No. 1 to Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2022, the Company’s internal control over financial reporting is not effective as a result of the identified material weakness described herein.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In evaluating the Company and its business, you should carefully consider the information included in this Amendment No. 1 to Quarterly Report on Form 10-Q and the factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as in other documents we file with the SEC.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Forbearance Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 7, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	2002Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

AVENIR WELLNESS SOLUTIONS, INC..

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

