Form 10-Q
period 2024-09-30
Avenir Wellness Solutions, Inc.
filed 2024-11-19
CIK 1643301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

15233 Ventura Blvd., Suite 420, Sherman Oaks, California 91403

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

On November 19, 2024, we had 78,925,168 shares of common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash	$11	$49
Accounts receivable, net	33	443
Inventory, net	142	199
Prepaid expenses and other current assets	52	286
Note receivable - current	-	975
Due from related party	-	4
Total current assets	238	1,956

Property and equipment, net	3	4
Operating lease right-of-use asset, net	-	50
Investments, net	264	264
Patents, net	212	227
Other intangibles, net	31	70
Other assets	-	36
Total assets	$748	$2,607

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,452	$2,452
Accrued expenses	1,587	1,342
Operating lease payable	-	45
Loans payable	-	139
Note payable - related party	41	-
Notes payable	107	-
Fair value of convertible promissory notes	8,713	8,099
Deferred revenue	396	416
Total current liabilities	13,296	12,493

Operating lease payable	-	-

Total liabilities	13,296	12,493

Commitments and contingencies (see Note 18)

Stockholders’ equity (deficit)
Common stock: $0.001 par value; authorized 150,000,000 shares; 78,925,168 and 77,993,348 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	79	78
Additional paid-in capital	113,505	113,435
Accumulated deficit	(126,132)	(123,399)
Total stockholders’ equity (deficit)	(12,548)	(9,886)

Total liabilities and stockholders’ equity (deficit)	$748	$2,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue:
Product sales, net of discounts and refunds	$192	$1,011	$919	$3,221
Total Revenue	$192	$1,011	$919	$3,221

Cost of goods sold:
Cost of goods sold	35	278	187	817

Gross profit	157	733	732	2,404

Operating expenses:
Selling, general and administrative expenses	660	2,287	2,821	7,446
Change in fair value of contingent stock consideration	-	18	-	(290)
Total operating expenses	660	2,305	2,821	7,156

Net operating loss before other income (expense)	(503)	(1,572)	(2,089)	(4,752)

Other income (expense):
Interest income	-	11	5	43
Change in fair value of convertible promissory notes	(19)	(648)	(614)	1,331
Interest expense	(19)	(15)	(32)	(42)
Total other income (expense)	(38)	(652)	(641)	1,332

Loss before provision for income taxes	(541)	(2,224)	(2,730)	(3,420)

Provision for income taxes	-	-	(3)	-

Net loss	$(541)	$(2,224)	$(2,733)	$(3,420)

Basic and diluted loss per share
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average shares outstanding - basic and diluted	78,439,001	72,231,926	78,142,983	71,717,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, December 31, 2023	77,993,348	$78	$113,435	$-	$(123,399)	$(9,886)
Fair value of stock options granted	-	-	5	-	-	5
Fair value of restricted stock units granted	-	-	30	-	-	30
Net loss	-	-	-	-	(1,295)	(1,295)
Balance, March 31, 2024	77,993,348	$78	$113,470	$-	$(124,694)	$(11,146)
Fair value of stock options granted	-	-	5	-	-	5
Fair value of restricted stock units granted	-	-	24	-	-	24
Net loss	-	-	-	-	(897)	(897)
Balance, June 30, 2024	77,993,348	$78	$113,499	$-	$(125,591)	$(12,014)
Issuance of common stock pursuant to vested restricted stock units	931,820	1	(1)	-	-	-
Fair value of stock options granted	-	-	4	-	-	4
Fair value of restricted stock units granted	-	-	3	-	-	3
Net loss	-	-	-	-	(541)	(541)
Balance, September 30, 2024	78,925,168	$79	$113,505	$-	$(126,132)	$(12,548)

Balance, December 31, 2022	71,426,801	$71	$112,471	$308	$(119,955)	$(7,105)
Issuance of common stock for professional services	15,000	-	2	-	-	2
Fair value of stock options granted	-	-	96	-	-	96
Fair value of restricted stock units granted	-	-	113	-	-	113
Net loss	-	-	-	-	(209)	(209)
Balance, March 31, 2023	71,441,801	$71	$112,682	$308	$(120,164)	$(7,103)
Issuance of common stock for professional services	254,790	1	31	-	-	32
Fair value of stock options granted	-	-	75	-	-	75
Fair value of restricted stock units granted	-	-	115	-	-	115
Net loss	-	-	-	-	(987)	(987)
Balance, June 30, 2023	71,696,591	$72	$112,903	$308	$(121,151)	$(7,868)
Issuance of common stock for professional services	90,682	-	9	-	-	9
Issuance of common stock pursuant to vested restricted stock options	1,408,156	1	(1)	-	-	-
Fair value of stock options granted	-	-	72	-	-	72
Fair value of restricted stock units granted	-	-	43	-	-	43
Net loss	-	-	-	-	(2,224)	(2,224)
Balance, September 30, 2023	73,195,429	$73	$113,026	$308	$(123,375)	$(9,968)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Net loss	$(2,733)	$(3,420)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – services	-	43
Change in fair value of contingent stock consideration	-	(290)
Change in fair value of convertible promissory notes	614	(1,331)
Depreciation and amortization	56	51
Amortization of right-of-use asset	50	81
Inventory reserve for obsolescence	(12)	(84)
Fair value of vested stock options and restricted stock	71	514

Changes in operating assets and liabilities:
Accounts receivable	410	87
Inventory	69	9
Prepaid expenses and other current assets	270	312
Due from related party	4	124
Accounts payable	-	506
Accrued expenses	245	106
Operating lease payable	(45)	(92)
Deferred revenue	(20)	65
Cash (used in) operating activities	(1,021)	(3,319)

Cash flows from investing activities:
Purchase of intangible assets	(1)	(51)
Repayment of note receivable	975	750
Cash provided by investing activities	974	699

Cash flows from financing activities:
Proceeds from note payable to related party	45	-
Repayment of note payable to related party	(4)	-
Proceeds from note payable	122	-
Repayment of note payable	(15)	-
Repayment of loans payable	(139)	(134)
Cash (used in) financing activities	9	(134)

Net increase (decrease) in cash and cash equivalents	(38)	(2,754)

Cash and cash equivalents, beginning of year	49	2,943

Cash and cash equivalents, end of period	$11	$189

Supplemental cash flow information:

Cash paid for interest and income taxes:
Interest	$19	$9
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVENIR WELLNESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

As of September 30, 2024, the Company had $11 thousand of cash on hand, had an accumulated deficit of $126.1 million and a working capital deficit of $13.1 million. Our operating activities consume a portion of our cash resources. We anticipate that we will continue to incur operating losses and negative cash flows from operations as we execute our strategic and business development initiatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may need to complete additional equity or debt financings to fully execute its business plans and strategies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents. The Company maintains its cash in banks insured by the Federal Deposit Insurance Corporation in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. As of September 30, 2024, the Company did not have cash balances in excess of the federal insurance limit.

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

Deferred Revenue

Advance payments and billings in excess of revenue recognized represent deferred revenue and is recorded as a liability when customers remit cash payments in advance before the Company satisfies its performance obligations under contractual or other sales arrangements. Deferred revenue is derecognized when revenue is recognized and the performance obligation is satisfied and is generally classified as current based on the timing of when the Company expects to recognize the revenue.

Deferred revenue is made up of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Advance payments and customer deposits for commercial products	$396	$416

The following table summarizes the changes in deferred revenue during the period presented (in thousands):

Balance at December 31, 2023	$416
Additions	37
Customer deposits returned	-
Transfers to revenue	(57)
Balance at September 30, 2024	$396

Cost of Goods Sold

Cost of goods sold primarily consists of costs for our products incurred to third-party manufacturers and in-bound freight.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. Such costs are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The Company recorded advertising costs of $82 thousand and $802 thousand for the three months ended September 30, 2024 and 2023, respectively. The Company recorded advertising costs of $511 thousand and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

In determining fair value, the Company also considers counterparty credit risk in its assessment of fair value. At September 30, 2024 and December, 31, 2023, the Company had no financial assets or liabilities recorded at fair value on a recurring basis, except for the Series A and B Notes, for which we elected the fair value option. These liabilities are measured at fair value using the period-end quoted market prices of the Company’s common stock as a Level 3 input and are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the unaudited condensed consolidated statement of operations.

The following table summarizes fair value measurements by level at September 30, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,918	$-	$-	$4,918
Fair value of Series B Note	$3,795	$-	$-	$3,795

The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value of Series A Note	$4,597	$-	$-	$4,597
Fair value of Series B Note	$3,502	$-	$-	$3,502

The following table summarizes the changes in Level 3 financial instruments during the nine months ended September 30, 2024 (in thousands):

Fair value of Series A and B Notes at December 31, 2023	$8,099
Change in fair value of Series A Note	321
Change in fair value of Series B Note	293
Fair value of Series A and B Notes at September 30, 2024	$8,713

A summary of the weighted average (in aggregate) significant unobservable inputs used in measuring the Series A and B Notes that are categorized within Level 3 of the fair value hierarchy is as follows:

	September 30, 2024	December 31, 2023
Stock price	$0.0519	$0.0744
Conversion price	$1.32	$1.32
Term (in years) – Series A Note	0.0	0.0
Term (in years) – Series B Note	0.0	0.0
Volatility – Series A Note	70.5%	78.0%
Volatility – Series B Note	70.5%	78.0%
Risk-free interest rate – Series A Note	4.73%	5.13%
Risk-free interest rate – Series B Note	4.73%	5.13%
Interest rate	18.0%	18.0%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss	$(541)	$(2,224)	$(2,733)	$(3,420)
Weighted average common shares outstanding – basic and diluted	78,439,001	72,231,926	78,142,983	71,717,926

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

The following table summarizes the number of shares excluded from the calculation of diluted net loss per share to the extent they are antidilutive for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023

Vested stock options from the Company’s 2017 Equity Incentive Plan	1,261,182	1,373,946
Warrants	-	312,500
Shares to be issued upon conversion of convertible payable	-	618,327

Total	1,261,182	2,304,773

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2024 and December 31, 2023, accounts receivable consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Customer billed accounts receivable	$33	$443
Allowance for doubtful accounts	-	-
Accounts receivable, net	$33	$443

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 1, 2023

Prepaid insurance	$29	$184
Prepaid expenses	8	33
Other current assets	15	69
Prepaid expenses and other current assets	$52	$286

NOTE 5 – INVENTORY

Inventory consists primarily of finished goods and packaging components. The Company’s inventory is stated at the lower of cost (first in, first out basis) or net realizable value.

As of September 30, 2024 and December 31, 2023, the carrying value of inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Packaging components	$55	$84
Finished goods	352	408
	407	492
Reserve for obsolescence	(265)	(293)
Inventory, net	$142	$199

For the three months ended September 30, 2024 and 2023, inventory reserve adjustments amounted to $0 and $43 thousand, respectively. For the nine months ended September 30, 2024 and 2023, inventory reserve adjustments amounted to $0 and $78 thousand, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023

Computer and other equipment	$10	$10
Less accumulated depreciation	(7)	(6)
Property and equipment, net	$3	$4

For the three months ended September 30, 2024 and 2023, depreciation expense amounted to $1 thousand and $1 thousand, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense amounted to $1 thousand and $1 thousand, respectively.

NOTE 7 – NOTE RECEIVABLE

In July 2022, the Company received a promissory note in the amount of $2.0 million (the “Note”) in connection with the Asset Sale. The Note bearing interest at 2.37% per annum was due on or before July 22, 2023. In the event of default, the interest rate on the Note increases to 2.63% per annum. On July 31, 2023, the repayment terms of the Note were modified by mutual agreement, under which repayment of the Note was to be made in three installments. Payments on the Note aggregating $1.0 million were received in multiple installments during fiscal year 2023 and the remaining balance of the Note plus accrued interest was paid in full in multiple installments during the first and second quarter of 2024.

Note receivable consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
TF Tech Ventures, Inc. secured promissory note	$-	$975
Less: Current portion of note receivable, net	-	(975)
Note receivable, net of current portion	$-	$-

NOTE 8 – PATENTS AND OTHER INTANGIBLE ASSETS

Intangible Asset Summary

Patents, net and Other intangible assets, net consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Intangible assets subject to amortization:
Patents	$316	$316
Other intangibles	142	141
	$458	$457
Accumulated amortization	(215)	(160)
Patents, net and Other intangibles, net	$243	$297

Amortization expense was $18 thousand and $20 thousand for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $54 thousand and $49 thousand for the nine months ended September 30, 2024 and 2023, respectively.

The estimated aggregate future amortization expense by period is as follows (in thousands):

2024 (remaining)	$15
2025	34
2026	19
2027	17
2028	17
2029	17
Thereafter	124
Total Amortization	$243

NOTE 9 – INVESTMENTS

During 2019 and 2020, the Company purchased Convertible Loans (“Loans”) from ReLeaf Europe B.V. (“ReLeaf”) in the aggregate amount of $509 thousand bearing interest at 6% per annum and became due and payable to the Company on the conversion date. During 2022, the Company agreed to convert the Loans and unpaid accrued interest of $56 thousand into shares of ReLeaf as per the Loan terms and also made additional investments in ReLeaf in the aggregate amount of $54 thousand. The Company recorded its investment in ReLeaf using the cost method of accounting and recorded a valuation reserve on the investment. The issuance of such shares to the Company pursuant to the conversion is currently pending.

As of September 30, 2024, the Company holds 11,698 shares of preferred stock of Biopharmaceutical Research Company (“BRC”) representing a 0.39% interest in BRC. The BRC shares were acquired in 2022 through the conversion of a convertible loan the Company purchased from BRC in May 2021, and the carrying amount of the investment is comprised of the original principal amount of $200 thousand plus unpaid accrued interest of $13 thousand. BRC produces active pharmaceutical ingredients (API) and partners with others on clinical drug development to develop innovative therapeutics for unmet medical needs to gain FDA approval and ultimately achieve commercialization.

Investments, net, at cost, consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023

Investment in ReLeaf Europe B.V.	$619	$619
Less: Valuation reserve	(568)	(568)
Investment in ReLeaf Europe B.V., net	51	51

Investment in Biopharmaceutical Research Company	213	213
Investments, net	$264	$264

As of September 30, 2024 and December 31, 2023, the carrying amount of the net investments is based on management’s best estimate of net realizable value, which includes a valuation reserve in the amount of $568 thousand and $568 thousand, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023

Refunds and returns liability	$584	$566
Accrued interest expense	3	-
Accrued payroll	352	205
Accrued vacation leave	89	81
Accrued expenses	241	154
Sales tax payable	318	336
Accrued Expenses	$1,587	$1,342

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company and other related entities have had a commonality of ownership and/or management control, and as a result, the reported operating results and/or financial position of the Company could significantly differ from what would have been obtained if such entities were autonomous.

In April 2022, the Company entered into a distribution services agreement with Advanced Legacy Technologies, LLC (“ALT”) which is beneficially owned by Nancy Duitch under which ALT provided auxiliary services in connection with the distribution of certain of our products in exchange for compensation in the amount of 5% of the net proceeds received from the sale of the products. In 2023, ALT agreed to waive their entire compensation earned pursuant to the agreement and the sale of our product through ALT was discontinued. No compensation was earned for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were no outstanding balances between ALT and to the Company.

In July 2022, the Company entered into a consulting agreement with Rob Davidson under which Mr. Davidson provided advisory services on matters including strategic, financial, fund raising, product development and technology in exchange for compensation in the amount of $12 thousand per month. The agreement expired July 25, 2023. Total consulting expense incurred to Mr. Davidson for the nine months ended September 30, 2024 and 2023 was $0 and $81 thousand, respectively.

The Company has been doing business with a third-party contract manufacturer and formulator in which a member of our board of directors acquired a minority interest during the second quarter of 2023. For the nine months ended September 30, 2024, the Company did not purchase goods and services from this manufacturer.

In February 2023, the Company entered into a media buying and digital services agreement (the “Agreement”) with an advertising agency of which a member of our board of directors is an officer (the “Agency”). The Agreement expired in August 2023 and no further expenses have been incurred to the Agency by the Company.

On January 4, 2024, the Company and Nancy Duitch, the Chief Executive Officer of the Company (the “Executive”), entered into a Senior Secured Promissory Note and Security Agreement (the “Agreement”). The Agreement, as amended on March 31, 2024 and July 30, 2024, provides for a secured loan facility of up to $250,000, of which the Company borrowed an initial amount of $39,000 (the “Initial Principal Amount”) on January 4, 2024. The Agreement also provides for the ability of the Company to request additional loan amounts up to $211,000 (the “Future Advances”), inclusive of the outstanding balances of certain credit cards (the “Cards”) used exclusively by the Company of which are issued in the name of the Executive. The portion of the principal amount of the Agreement (the “Principal Amount”) comprised of the Initial Principal Amount and the Future Advances (and excluding the outstanding balances on the Cards), accrues interest at an annual rate of 12%, or 18% in the event of default. The Principal Amount plus all accrued and unpaid interest is due and payable in full on the sooner of: (i) the demand of the Holder; and (ii) December 31, 2024. The Company may prepay the Principal Amount, in whole or in part, without the prior written consent of the Executive and without penalty. The Company granted the Executive a security interest in all of the Company’s present and future personal property.

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

The outstanding amount of the note as of September 30, 2024 including accrued interest payable is $44 thousand.

As of September 30, 2024 and December 31, 2023, the Company had accrued related party interest of $3 thousand and $0, respectively. Interest expense in regard to related party notes payable for the three months ended September 30, 2024 and 2023 was $1 thousand and $0, respectively. Interest expense in regard to related party notes payable for the nine months ended September 30, 2024 and 2023 was $3 thousand and $0, respectively.

NOTE 12 – LOANS AND NOTES PAYABLE

Loans payable consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Loan due June 6, 2024, monthly payments including interest at 10.92% per annum; unsecured	$-	$17
Loan due September 29, 2024, monthly payments including interest at 8.57% per annum; unsecured	-	122
Current portion of loans payable	-	(139)
Loans payable, less current portion	$-	$-

Interest expense for the three months ended September 30, 2024 and 2023 was $1 thousand and $1 thousand, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $5 thousand and $5 thousand, respectively.

Notes payable consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Note due March 30, 2025, payable in monthly payments beginning December 30, 2024; unsecured	$49	$-
Note due April 30, 2025; payable in monthly payments beginning July 30, 2024; unsecured	58	-
Current portion of notes payable	(107)	-
Notes payable, less current portion	$-	$-

On June 28, 2024, we entered into a securities purchase agreement with a lender (the “Lender”), pursuant to which we agreed to issue and sell to the Lender two bridge notes in the principal amounts of (i) $49,450, including an original issue discount (“OID”) of $6,450, maturing on March 30, 2025 and payable in four monthly installments beginning on December 30, 2024 (Bridge Note A), and (ii) $72,450, including an OID of $9,450, maturing on April 30, 2025 and payable in ten monthly installments beginning on July 30, 2024 (“Bridge Note B”) (both such bridge notes, collectively, the “Bridge Notes”), and additional tranches of up to $350,000 in the aggregate, subject to further agreement between us and the Lender. Fixed interest charges of 15% and 14% applied to the principal amounts of Bridge Note A and Bridge Note B, respectively, and aggregate financing costs incurred of $6 thousand have been recorded and are being amortized to interest expense over the respective terms of the Bridge Notes. Any amount of principal or interest on the Bridge Notes which is not paid when due bear interest at the rate of twenty-two percent (22%) per annum as default interest. Pursuant to the Bridge Notes, after the occurrence of an event of default, as defined, if not otherwise cured, the outstanding and unpaid portion of each Note is convertible into the Company’s Class A common stock, par value $0.001 par value per share, at a conversion price calculated by multiplying 70% of the lowest trading price for the common stock during the ten-day trading period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to adjustment for stock splits, stock dividends, or rights offerings by us relating to our securities, combinations, recapitalizations, and similar events.

Interest expense for the three months ended September 30, 2024 and 2023 was $13 thousand and $0, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $13 thousand and $0, respectively. Amortization of the OID and financing costs included in interest expense for the three months ended September 30, 2024 and 2023 was $7 thousand and $0, respectively, and $7 thousand and $0 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 13 – FAIR VALUE OF CONVERTIBLE PROMISSORY NOTES

Fair value of Series A and B convertible promissory notes consists of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023

Series A subordinated convertible note at fair value	$4,918	$4,597
Series B senior secured convertible note at fair value	3,795	3,502
Carrying value of convertible promissory notes at fair value	8,713	8,099
Less: current portion of convertible promissory notes at fair value	(8,713)	(8,099)
Convertible promissory notes at fair value, less current portion	$-	$-

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

The Company recognized a loss of $614 thousand and a gain of $1.3 million attributed to the aggregate changes in fair value of the Series A and B Notes for the nine months ended September 30, 2024 and 2023, respectively, which were recorded in the unaudited condensed consolidated statements of operations.

As of September 30, 2024, the Company valued the Series A and B Notes giving consideration to the terms under the existing default. If the Company is required to settle the Series A and B Notes under those terms, the settlement would be either (i) a cash payment of $10.0 million, or (ii) the issuance of 4,145,212 shares of the Company’s common stock plus a cash payment of $9.9 million, at the option of the Investor.

NOTE 14 – WARRANT AGREEMENTS

The Company’s warrant activity during the periods presented was as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	312,500	$2.00	1.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding, December 31, 2023	312,500	$2.00	0.12
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(312,500)	$2.00	-
Outstanding, September 30, 2024	-	$-	-
Exercisable at September 30, 2024	-	$-	-

NOTE 15 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan” or the “Plan”) provides for the awarding of stock options, restricted stock and restricted stock units to certain employees, including executive officers, non-employee members of the Board of Directors of the Company (the “Board”) and consultants. Of the 10 million shares authorized under the Plan, there are 213,280 remaining shares available for grant as of September 30, 2024.

During 2020, the Company granted an option to purchase 1,518,194 shares of the Company’s common stock to a consultant that contains performance-based vesting conditions where revenue milestones must be met by December 5, 2024 (the “Performance Period”). No option shares that contain performance-based vesting conditions vested during the nine months ended September 30, 2024 and it is highly improbable that the performance-based conditions will be met prior to the end of the Performance Period.

Stock Options

The Company’s stock option activity during the periods presented was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (years)
Outstanding, December 31, 2022	3,169,942	$1.20	8.05
Granted	50,000	0.185	9.12
Exercised	-	-	-
Forfeited/Expired	(15,800)	0.99	-
Outstanding, December 31, 2023	3,204,142	$1.19	7.08
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(321,957)	0.69	-
Outstanding, September 30, 2024	2,882,185	$1.24	6.24
Exercisable at September 30, 2024	1,261,182	$1.32	6.19

Range of Exercise Prices	Number of Awards	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Awards Exercisable	Weighted Average Exercise Price
$0.156 - $3.40	2,882,183	6.24	$1.24	1,261,182	$1.32
	2,882,185	6.24	$1.24	1,261,182	$1.32

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2024 was $0.

No options were granted during the three-month periods ending September 30, 2024 and 2023, resulting in aggregate grant date fair values of $0 for both periods. Compensation expense related to stock options for the three months ended September 30, 2024 and 2023 was $4 thousand and $73 thousand, respectively. Compensation expense related to stock options for the nine months ended September 30, 2024 and 2023 was $14 thousand and $243 thousand, respectively.

As of September 30, 2024, total unrecognized fair value of compensation cost related to unvested stock options was $33 thousand, which is to be recognized over a remaining weighted average period of 0.94 years.

Restricted Stock Units

The Company’s restricted stock unit activity during the periods presented was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,351,668	$0.29
Granted	988,288	0.12
Vested	(1,408,156)	0.28
Forfeited/Expired	-	-
Outstanding, December 31, 2023	931,820	$0.11
Granted	1,400,000	0.03
Vested	(931,820)	0.11
Forfeited/Expired	-	-
Outstanding, September 30, 2024	1,400,000	$0.03

As of September 30, 2024 and December 31, 2023, the Company had $38 thousand and $54 thousand, respectively, of total unrecognized compensation expense related to unvested restricted stock units, to be recognized as compensation expense over weighted-average periods of 0.92 years and 0.50 years, respectively.

Compensation expense related to restricted stock units for the three months ended September 30, 2024 and 2023 was $3 thousand and $43 thousand, respectively. Compensation expense related to restricted stock units for the nine months ended September 30, 2024 and 2023 was $57 thousand and $271 thousand, respectively. All compensation expense related to restricted stock units is included in selling, general and administrative expenses.

NOTE 16 – COMMON STOCK

Common Stock

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001 per share. All issuances of common stock are issued from the Company’s authorized but not issued and outstanding shares.

From January 1, 2023 to September 30, 2023, the Company issued an aggregate of 360,472 common stock shares, at prices per share ranging from $0.08 to $0.166 in connection with several consulting agreements at a total value of $42 thousand and an aggregate of 931,820 shares of its common stock to its five non-executive directors pursuant to the vesting of their 2022 annual restricted stock unit grant

From January 1, 2024 to September 30, 2024, the Company issued an aggregate of 1,408,156 shares of its common stock to its five non-executive directors pursuant to the vesting of their 2023 annual restricted stock unit grant.

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

Tax Filings

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. As of September 30, 2024, the Company is not subject to any such audits.

Employment Contracts

The Company has entered into employment agreements with two executive officers. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of executives. As of September 30, 2024, the Company had no such severance obligations, in accordance with the severance benefit provisions of the respective employment agreements.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use of the Company’s products. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company’s products. The Company’s office lease also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular services, lease, or license agreement to which they relate. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2024 and December 31, 2023.

Operating Lease

The Company currently maintains its corporate offices at 15233 Ventura Boulevard, Suite 420, Sherman Oaks, CA 91403 at no cost to the Company under an informal arrangement with its tenant while the Company seeks to identify suitable permanent office space. The Company previously maintained its leased corporate offices at 5805 Sepulveda Boulevard, Suite 500, Sherman Oaks, CA 91411 under a lease agreement (the “Lease”), which was originally set to expire on April 30, 2026. Effective on September 6, 2024, the Company early terminated the lease without penalty by mutual agreement with the landlord and the Company vacated the premises. The lease provided for the payment of base monthly rent in the amount of $7 thousand during the first 12 months of the term with an increase of 3% over the base monthly rent beginning on the one-year anniversary of the Lease. The Company previously occupied Suite 801 in the same building under a lease agreement that expired on April 30, 2024.

Rent expense was $16 thousand and $31 thousand for the three months ended September 30, 2024 and 2023, respectively. Rent expense was $75 thousand and $92 thousand for the nine months ended September 30, 2024 and 2023, respectively.

The Company classified the Lease as an operating lease in accordance with ASC 842, “Lease Accounting,” to be recognized as a right-of-use asset and a lease liability based on the present value of its lease payments over its lease term. The Company computed the incremental borrowing rate (“IBR”) which is necessary to determine the present value of its lease payments since a borrowing rate is not explicitly available in the lease agreement. The concluded IBR is 14.16%. Operating lease payments and lease expense were recognized on a straight-line basis over the lease term.

As a result of the early termination of the Lease, there are no future payments due under the operating lease.

The following table presents supplemental balance sheet information related to the particular operating lease in effect as of September 30, 2024 and December 31, 2023 (in thousands, except lease term and discount rate):

	September 30, 2024	December 31, 2023
Operating lease
Right-of-use asset, net	$-	$50

Right-of-use lease liability, current	$-	$45
Right-of-use lease liability, noncurrent	-
Total operating lease liability	$-	$45

Weighted average remaining lease term
Operating lease		0.29 years

Weighted average discount rate
Operating lease		11.30%

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report, November 19, 2024, and there are no subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Known Trends and Uncertainties

Inflation

The U.S. economy had recently been experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and high interest rates, and many economists believe that a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

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

In addition, while we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Hamas, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Hamas war or other ongoing conflicts in the region, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Hamas war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

Revenue for the three months ended September 30, 2024 was $192 thousand as compared to $1.0 million for the three months ended September 30, 2023. The $819 thousand decrease in net sales for the three months ended September 30, 2024 was due to a decrease in unit sales of the Seratopical Revolution product line ($739 thousand) due to reductions in advertising spend and in the use of affiliate marketers as well as not matching launch quantities of DNA Complex ($123 thousand), which launched in the second quarter of 2023, and due to decreases in unit sales of the Nutri-Strip products ($31 thousand) and CBD products ($49 thousand) due to a reduction in advertising spend and no TV promotion.

Revenue for the nine months ended September 30, 2024 was $919 thousand as compared to $3.2 million for the nine months ended September 30, 2023. The $2.3 million decrease in net sales for the nine months ended September 30, 2024 was due to a decrease in unit sales of our CBD products ($966 thousand) due to reductions in advertising spend and the use of affiliate marketers in 2024 and discontinuation of the Power Keto ingestible wellness product line ($297 thousand) and decreases in unit sales in our  Seratopical Revolution products ($841 thousand) and Nutri-Strip products ($198 thousand) also due to reductions in both advertising spend and the use of affiliate marketers in 2024.

Cost of Goods Sold

Cost of goods sold was $35 thousand, or 18.2% of net sales, in the three months ended September 30, 2024, compared to $278 thousand, or 27.5% of net sales, in the three months ended September 30, 2023. Cost of goods sold decreased by $243 thousand during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to the overall decrease in unit sales of our products. Cost of goods sold for our Seratopical Revolution line of products decreased by $74 thousand and shipping and fulfillment costs decreased by $98 thousand..

Cost of goods sold was $187 thousand, or 20.3% of net sales, in the nine months ended September 30, 2024, compared to $817 thousand, or 25.4% of net sales, in the nine months ended September 30, 2023. Cost of goods sold decreased by $630 thousand during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the overall decrease in unit sales of our products. Cost of goods sold for our Seratopical Revolution line decreased by $156 thousand, shipping and fulfillment costs decreased by $229 thousand and due to the phase out of Power Keto product, lower unit sales resulted in a cost decrease of $24 thousand.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three and nine months ended September 30, 2024 are summarized as follows in comparison to such expenses for the three and nine months ended September 30, 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Marketing and advertising	$85	$802	$511	$2,216
Salaries and wages	246	493	1,084	1,498
Selling, general and administrative	259	681	755	2,261
Professional services and investor relations	62	186	400	914
Non-cash compensation	8	125	71	557
Total selling, general and administrative expenses	$660	$2,287	$2,821	$7,446

Marketing and Advertising

Marketing and advertising decreased by $717 thousand and $1.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. The decrease for the three months ended September 2024 is due to the decreased use of affiliate marketers ($466 thousand) to market and sell our products in the direct-to-consumer channel of distribution, and less media/on-line digital advertising, $247 thousand, (e.g., Facebook, e-mail/SMS, Google) in 2024.  The decrease for the nine months was due to our decreased use of affiliate marketers ($1.3 million) and less media/on-line digital advertising ($481 thousand), offset in part by an increase in search engine optimization ($32 thousand).

Salaries and Wages

Salaries and wages decreased by $247 thousand and $414 thousand for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, respectively. This was primarily due to the lower employee headcount during the 2024 periods when compared to the same periods in 2023.

Selling, General and Administrative

Selling, general and administrative decreased by $422 thousand and $1.5 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively.  The decrease for the three months ended September 30, 2024 is due to a reduction of $250 thousand in brand ambassador expense due to the expiration of the related contract in 2023, a $68 thousand reduction in merchant account fees, customer service and other expenses corresponding to the decrease in sales in our direct-to-consumer (“DTC”) channel of distribution, and a $95 thousand reduction in public relations fees due to the implementation of cost saving initiatives,.  The decrease for the nine months ended September 30, 2024 is due to a reduction of $900 thousand in brand ambassador expense due to the expiration of the related contract in 2023, a $95 thousand reduction in public relations fees due to the implementation of cost saving initiatives, and a $284 thousand reduction in merchant account fees, customer service and other expenses corresponding to the decrease in sales in our direct-to-consumer (“DTC”) channel of distribution.

Professional Services and Investor Relations

Professional services and investor relations decreased by $124 thousand and $514 thousand for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 was due primarily to a reduction in our investor relations initiatives ($29 thousand) in an effort to conserve cash, lower legal fees ($42 thousand) in 2024 and a reduction in audit fees ($41 thousand), which were higher in 2023 due to the change in auditor.  The decrease for the nine months ended September 30, 2024 was due primarily to a reduction in our investor relations initiatives ($227 thousand) and reducing the use of outside accounting consultants ($66 thousand) in an effort to conserve cash, lower legal fees ($118 thousand) and a reduction in audit fees ($103 thousand), which were higher in 2023 due to the work associated with the change in auditor.

Share-based Compensation

Share-based compensation decreased by $117 thousand and $485 thousand for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. This was primarily due to a reduction in the amount of unvested stock options and restricted stock units outstanding as of the beginning of these periods which resulted from the full vesting in the fourth quarter of 2023 of certain stock options and the full vesting of restricted stock units in the second quarter of 2024 and a reduction in the aggregate value of restricted stock units granted in 2023 compared to 2022 from the Amended and Restated Avenir Wellness Solutions, Inc. 2017 Equity Incentive Plan.

Change in Fair Value Contingent Stock Consideration

The change in fair value contingent stock consideration decreased by $18 thousand and increased by $290 thousand for the three and nine months ended September 30, 2024 as compared the three and nine months ended September 30, 2023. The changes during the three and nine months ended September 30, 2024 were due to the completion of the earn-out period as of December 31, 2023 with no further valuations required thereafter.

Other Income (Expense) (in thousands)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Interest income	$-	$11	$5	$43
Change in fair value of convertible promissory notes	(19)	(648)	(614)	1,1,331
Interest expense	(19)	(15)	(32)	(42)
Total other income (expense), net	$(38)	$(652)	$(641)	$1,332

Other income/(expense) increased by $614 thousand and decreased by $2.0 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. This was primarily due to the change in fair value of convertible promissory notes of $629 thousand and $2.0 million for the three and nine months ended September 30, 2024, respectively, compared to the comparable periods in 2023.

LIQUIDITY AND CAPITAL RESOURCES; GOING CONCERN

We had net cash used by operating activities for the nine months ended September 30, 2024 of $1.0 million, and as of September 30, 2024, we had a cash balance of $11 thousand and an accumulated deficit of $126.1 million. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We believe our current cash balance coupled with anticipated cash flow from operating activities will not be sufficient to meet our working capital requirements for at least the next twelve months. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all. To date, we have funded our operations through cash generated from our product sales, issuance of common stock and promissory notes.

On June 28, 2024, we entered into a securities purchase agreement with a lender (the “Lender”), pursuant to which we agreed to issue and sell to the Lender two bridge notes in the principal amounts of (i) $49,450 including an original issue discount of $6,450 payable in four monthly installments beginning on December 30, 2024; and (ii) $72,450 including an original issue discount of $9,450 payable in ten monthly installments beginning on July 30, 2024, and additional tranches of up to $350,000 in the aggregate, subject to further agreement between the Lender and the Company. Net proceeds from the issuance of the Notes in the aggregate amount of $100,000 (after the deduction of legal fees of $6,000) were received on July 2, 2024.

We plan to use our cash within the twelve months from September 30, 2024 and beyond for working capital and other general corporate purposes including the development and procurement of product and for marketing and promoting our products and brands in furtherance of our strategic plan.

As of September 30, 2024 and December 31, 2023

Working Capital Deficit (in thousands)

	September 30, 2024	December 31, 2023
Current assets	$238	$1,956
Current liabilities	(13,296)	(12,493)
Working capital (deficiency)	$(13,058)	$(10,537)

Working capital deficit as of September 30, 2024 was $13.1 million, compared to the working capital deficit of $10.5 million as of December 31, 2023. As of September 30, 2024, current assets were $238 thousand, comprised of (i) cash of $11 thousand; (ii) accounts receivable, net of $33 thousand; (iii) inventory, net of $142 thousand; and (iv) prepaid expenses and other assets of $52 thousand. As of December 31, 2023, current assets were $2.0 million, comprised primarily of (i) cash of $49 thousand; (ii) accounts receivable, net of $443 thousand; (iii) inventory, net of $199 thousand; (iv) prepaid expenses and other assets of $286 thousand; and (v) current note receivable of $975 thousand.

As of September 30, 2024, current liabilities were $13.3 million, comprised primarily of (i) $8.8 million in loans and fair value of convertible promissory notes; (ii) $2.5 million in accounts payable; (iii) $1.6 million in accrued expenses, (iv) $41 thousand of related party note payable, and (vi) deferred revenue of $396 thousand. Comparatively, as of December 31, 2023, current liabilities were $12.5 million, comprised primarily of (i) $8.2 million in loans and fair value of convertible promissory notes, (ii) $2.5 million in accounts payable; (iii) $416 thousand in deferred revenue, (iv) $1.3 million in accrued expenses, and (v) $45 thousand of operating lease payables.

Net Cash (in thousands)

	For the Nine months Ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(1,021)	$(3,319)
Net cash provided by (used in) investing activities	974	699
Net cash provided by (used in) financing activities	9	(134)
Net increase (decrease) in cash	$(38)	$(2,754)

Net cash used in Operating Activities

Net cash used in operating activities was $1.0 million during the nine months ended September 30, 2024. This was primarily due to the net loss from continuing operations of $2.7 million reduced by the non-cash loss related to the increase in fair value of convertible promissory notes of $614 thousand,  a decrease in accounts receivable of $410 thousand, an increase in accrued expenses of $245 thousand, a decrease in prepaid expense and other assets of $234 thousand, and the non-cash charges related to the fair value of vested stock options and restricted stock of $71 thousand.

Comparatively, net cash used in operating activities was approximately $3.3 million during the nine months ended September 30, 2023. This was primarily due to the net loss from continuing operations of $3.4 million adjusted for the non-cash gains related to the decreases in fair value of convertible promissory notes of approximately $1.3 million and fair value of contingent stock consideration of $290 thousand, offset in part by the non-cash charges related to the fair value of vested stock options and restricted stock of $557 thousand.

Net cash provided by (used in) Investing Activities

Net cash provided by investing activities of $974 thousand during the nine months ended September 30, 2024 was due to the repayment on the note receivable from TF Tech ($975 thousand) offset in part by the purchase of intangible assets ($1 thousand). Comparatively, net cash provided by investing activities of $699 thousand during the nine months ended September 30, 2023 was due to the repayment on the note receivable from TF Tech ($750 thousand) offset in part by the purchase of intangible assets ($51 thousand).

Net cash provided by (used in) Financing Activities

Net cash provided by financing activities of $9 thousand during the nine months ended September 30, 2024 was primarily due to the receipt of proceeds from loans payable ($122 thousand) and related party note payable ($45 thousand) offset in part by the repayment of loans payable and note payable of $154 thousand. Correspondingly, net cash used in financing activities of $134 thousand during the nine months ended September 30, 2023 was due to the repayment of notes payable of $134 thousand.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this assessment, management, including our Principal Executive Officer and Principal Financial and Principal Accounting Officer, concluded that as of September 30, 2024, we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

2.	The segregation of duties as a material weakness during its assessment of internal controls over financial reporting as of September 30, 2024.

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

While we believe these additions have addressed our lack of segregation of duties, due to the timing of the events, they were not able to mitigate the material weakness for the three-month period ended September 30, 2024. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The information contained in “Note 18 – Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our 2023 Annual Report on Form 10-K (the “2023 Annual Report”).

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

AVENIR WELLNESS SOLUTIONS, INC.

Dated: November 19, 2024	By:	/s/ Nancy Duitch
Nancy Duitch
Chief Executive Officer

Dated: November 19, 2024	By:	/s/ Joel Bennett
Joel Bennett
Chief Financial Officer

